Form 10-K
period 1999-12-31
ALASKA COMMUNICATIONS SYSTEMS HOLDINGS INC
filed 2000-03-22
CIK 1089510

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------
                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended December 31, 1999

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                      For the transition period from to .

                        COMMISSION FILE NUMBER 333-82363

                                 ---------------

                  ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)


                                                510 L STREET, SUITE 500
                DELAWARE                           ANCHORAGE, ALASKA
    (State or other jurisdiction of     (Address of principal executive offices)
     incorporation or organization)

               91-1921377                                99501
  (I.R.S. Employer Identification No.)                 (Zip Code)

                                 (907) 297-3000
              (Registrant's telephone number, including area code)

                                 ---------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

       TITLE OF EACH CLASS             NAME OF EACH EXCHANGE ON WHICH REGISTERED
             None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

       TITLE OF EACH CLASS
             None

                                       ---------------

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes [X]           No [_]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_] (Not Applicable)

        State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) (Not Applicable)

                             DOCUMENTS INCORPORATED BY REFERENCE

        Portions of Alaska Communications Systems Group, Inc.'s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for the registrant's 2000 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

                  ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.


                           ANNUAL REPORT ON FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 1999



                                                                               PAGE
PART I
ITEM 1.        BUSINESS                                                         2
ITEM 2.        PROPERTIES                                                       23
ITEM 3.        LEGAL PROCEEDINGS                                                23
ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              23
               EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT               24

PART II

ITEM 5.        MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
               RELATED STOCKHOLDER MATTERS                                      27
ITEM 6.        SELECTED FINANCIAL DATA                                          28
ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                              34
ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK       49
ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                      50
ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE                              50

PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT               51
ITEM 11.       EXECUTIVE COMPENSATION                                           51
ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT                                                       51
ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                   51

PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K  52

INDEX TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS                         F-1

SIGNATURES

                                     PART I


ITEM 1. BUSINESS


INTRODUCTION

        Alaska Communications Systems Holdings, Inc. ("ACS Holdings" or "the Company") is a wholly owned subsidiary of Alaska Communications Systems Group, Inc. ("ACS Group"). ACS Holdings was formed in 1998 by Fox Paine & Company, members of the former senior management team of Pacific Telecom, and other experienced telecommunications industry executives. In May 1999, the Company acquired Century Telephone Enterprises, Inc.'s Alaska properties ("CenturyTel's Alaska properties") and Anchorage Telephone Utility or ATU. CenturyTel's Alaska properties were the incumbent provider of local telephone services in Juneau, Fairbanks and more than 70 rural communities in Alaska and provided Internet services to customers statewide. CenturyTel's Alaska properties included PTI Communications of Alaska, Inc. ("PTIC"), Telephone Utilities of Alaska, Inc. ("TUA") and Telephone Utilities of the Northland, Inc. ("TUNI). ATU was the largest local exchange carrier in Alaska and provided local telephone and long distance services primarily in Anchorage and cellular services statewide. ATU provided long distance services through ATU Long Distance, Inc. and cellular services through MACtel, Inc. In May 1999, the Company changed its name from ALEC Acquisition Corp. to Alaska Communications Systems Holdings, Inc.

        ACS Holdings is in the process of changing the names of several of its operating companies to unify and promote its brand name statewide. Pending regulatory approval, the following name changes are planned:

Former Name                                       New Name
-----------                                       --------
PTI Communications of Alaska, Inc.                ACS of Fairbanks, Inc.
Telephone Utilities of Alaska, Inc.               ACS of Alaska, Inc.
Telephone Utilities of the Northland, Inc.        ACS of the Northland, Inc.
Anchorage Telephone Utility                       ACS of Anchorage, Inc.
ATU Long Distance, Inc.                           ACS Long Distance, Inc.
MACtel, Inc.                                      ACS Wireless, Inc.
PTINet, Inc.                                      ACS Internet, Inc.
Alaskan Choice Television, LLC                    ACS Television, Inc.


        ACS Holdings is the leading diversified, facilities-based telecommunications provider in Alaska, offering local telephone, cellular, long distance, data and Internet services to business and residential customers throughout the state. The Company is the only telecommunications provider in Alaska using its own network facilities to provide end-to-end communications services to its customers.

        At various times, ACS Holdings evaluates opportunities for establishing or acquiring other telecommunications businesses through acquisitions or otherwise in Alaska and, through ACS Group, elsewhere in the United States, and may make investments in such businesses in the future. ACS Holdings has focused its attention on local telephone, cellular, interexchange network and data services, and Internet businesses. On September 30, 1999, ACS Holdings acquired a 67% interest in Alaskan Choice Television, LLC ("ACTV"), which provides wireless television services to the Anchorage and Fairbanks areas. On October 6, 1999, the Company entered into an agreement to acquire the remaining one-third interest in ACTV, together with certain FCC licenses and, on February 14, 2000, completed the acquisition.

        LOCAL TELEPHONE. With over 325,000 access lines, representing approximately 75% of the access lines in Alaska, ACS Holdings is the largest local exchange carrier in Alaska and the 15th largest in the U.S. The

Company provides service to all of the state's major population centers, including Anchorage, Juneau and Fairbanks.

        CELLULAR. ACS Holdings is the largest and only statewide provider of cellular services in Alaska, currently serving over 73,000 subscribers. Its cellular network covers over 460,000 residents, including all major population centers and highway corridors. The Company recently upgraded its network to be fully digital in substantially all of its service areas.

        INTEREXCHANGE NETWORK, DATA SERVICES AND OTHER

        Long-distance. ACS Holdings provides long distance and other interexchange services to approximately 32,000 customers primarily in Anchorage and intends to market these services statewide beginning in the first quarter of 2000. The Company recently migrated long distance traffic on main routes from leased circuits onto its own network infrastructure, which it believes will result in significant cost savings over time.

        Data and Internet. ACS Holdings is the third largest provider of Internet access services in Alaska with approximately 16,000 customers. The Company also owns 28.5% of the second largest Internet service provider in Alaska with approximately 28,000 customers. ACS Holdings currently offers dedicated and dial-up Internet access to its customers and also commenced offering digital subscriber line, or DSL, services in January of 2000.

        ACS Holdings also owns 100% of ACTV, effective February 14, 2000, which is a provider of wireless television services in the Fairbanks and Anchorage service areas. ACS Holdings expects to expand its offering of wireless cable services using digital compression technology.

PRODUCTS SERVICES AND REVENUE SOURCES

        ACS Holdings offers a broad portfolio of telecommunications services to residential and business customers in its markets. The Company's service offerings are locally managed to better serve the needs of each community. The Company believes that, as the communications marketplace continues to converge, the ability to offer an integrated package of communications products will provide a distinct competitive advantage, as well as increase customer loyalty, thereby decreasing customer turnover. The Company complements its local telephone services by actively marketing its cellular, long distance, data and Internet service offerings.

        The following table sets forth the components of ACS Holdings' revenues on a pro forma combined basis for the periods presented:

                                                      COMBINED REVENUE FOR THE YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------------
                                                                 1998                      1999
                                                      ----------------------   ------------------------
                                                      AMOUNT       PERCENT         AMOUNT       PERCENT
                                                      ------        ------         ------        ------
                                                                    (DOLLARS IN MILLIONS)
REVENUE BY SOURCE:
Local network service                                 $ 93.1          33.0%        $ 96.0          31.9%
Network access                                          98.6          35.0          105.3          35.0
Directory advertising                                   26.5           9.4           27.9           9.3
Deregulated and other revenue                           19.6           7.0           19.7           6.6
                                                      ------        ------         ------         -----
   Local telephone                                     237.8          84.4          248.9          82.8
Cellular                                                31.8          11.3           36.1          12.0
Interexchange network, data services and other          12.0           4.3           15.5           5.2
                                                      ------        ------         ------         -----
   Total                                              $281.6         100.0%        $300.5         100.0%
                                                      ======        ======         ======         =====

        LOCAL TELEPHONE SERVICE

        Local Network Service. Basic local network service enables customers to originate and receive telephone calls within a defined "exchange" area. The Company provides basic local services to residential and business customers, generally for a fixed monthly charge. The maximum amount that can be charged to a customer for basic local services is determined by rate proceedings involving the Regulatory Commission of Alaska ("RCA"). The Company charges business customers higher rates to recover a portion of the costs of providing local service to residential customers. On average, U.S. business rates for basic local services have been over two times the rates of residential customers. Basic local service also includes non-recurring charges to customers for the installation of new products and services.

        At December 31, 1999, approximately 57% of ACS Holdings' retail access lines served residential customers, while 43% served business customers. Currently, monthly charges for basic local service for residential customers range from $9.42 to $16.30 in ACS Holdings' service areas, as compared to the national average of $15.99. Monthly charges for business customers range from $17.65 to $26.05 in ACS Holdings' service areas, as compared to the national average of $34.55. See "Business - Introduction" for a discussion of the Company's common statewide branding strategy.

        The table below sets forth the annual growth in access lines at CenturyTel's Alaska properties and ATU from December 31, 1995 to December 31, 1999. The number of access lines shown for CenturyTel's Alaska properties in 1997 includes approximately 37,000 access lines that were acquired by CenturyTel's Alaska properties as part of its acquisition of the City of Fairbanks Telephone Operation in October 1997. The number of access lines shown for ATU represents all revenue producing access lines connected to both retail and wholesale customers.

                                                                          AS OF DECEMBER 31,
                                           ---------------------------------------------------------------------------------
                                              1995              1996              1997              1998              1999
                                           ---------         ---------         ---------         ---------         ---------
Local Telephone Access Lines:
     CenturyTel's Alaska properties           77,660            82,969           124,869           131,858           143,412
     ATU                                     147,934           154,752           158,486           168,536           182,196
                                           ---------         ---------         ---------         ---------         ---------
        Total                                225,594           237,721           283,355           300,394           325,608
                                           =========         =========         =========         =========         =========
PERCENTAGE GROWTH:
     CenturyTel's Alaska properties              5.6%              6.8%             50.5%              5.6%              8.8%
     ATU                                         2.1%              4.6%              2.4%              6.3%              8.1%
        Combined                                 3.3%              5.4%             19.2%              6.0%              8.4%



        On June 1, 1999, as part of the consolidation of its operating and billing systems, ACS Holdings conformed the methodology by which the number of access lines is calculated across all of its local exchanges to that used for CenturyTel's Alaska properties. The Company intends to use the method used to calculate access lines in service for CenturyTel's Alaska properties to calculate its access lines in all future periods. In the table above, for the year ended December 31, 1999, the Company shows ATU's number of access lines calculated using this method. If the number of ATU's access lines in service at December 31, 1998 was computed under this same method, the number of access lines at ATU would increase by 4,940 and the total number of access lines would equal 305,334 and the combined growth percentage would be 6.6% for 1999. Due to limited data available to ACS Holdings, no adjustments to the access lines in service for any year prior to 1998 have been computed.

        Future access line growth is expected to be derived from:

        - increases in line demand from data-related usage by existing business customers,

        - increases in line demand from Internet usage by residential customers and

        -      population growth in ACS Holdings' service areas.

        Enhanced Services. Enhanced services consist of services such as call waiting, call forwarding, call return, continuous redial, caller ID and voice mail. These services are generally billed on a monthly basis and included on customers' bills for basic local service. Customer penetration of enhanced services, calculated as the number of enhanced services divided by the number of access lines, in ACS Holdings' service areas is approximately 86%, while other rural local exchange carriers in the U.S. have achieved a penetration level of 121%, on average.

        Operating results for local telephone services are not materially impacted by seasonal factors.

        NETWORK ACCESS

        Network access services arise in connection with the origination and termination of long distance, or toll, calls and typically involve more than one company in the provision of such long distance service on an end-to-end basis. Since toll calls are generally billed to the customer originating the call, a mechanism is required to compensate each company providing services relating to the call. This mechanism is the access charge, which the Company bills to each interexchange carrier for the use of its facilities to access the customer, as described below.

        Intrastate Access Charges. ACS Holdings generates intrastate access revenue when an intrastate long distance call that involves an interexchange carrier is originated and terminated within the same state. The interexchange carrier pays the Company an intrastate access payment for either terminating or originating the call. The Company records the details of the call through its carrier access billing system and receives the access payment from the interexchange carrier. When one of the Company's customers originates the call, it typically provides billing and collection for the interexchange carrier through a billing and collection agreement. The access charge for ACS Holdings' intrastate service is regulated by the RCA.

        Interstate Access Charges. ACS Holdings generates interstate access revenue when an interstate long distance call is originated from a local calling area in one state to a local calling area in another state. The Company bills interstate access charges in the same manner as it bills intrastate access charges; however, the interstate access charge is regulated by the FCC rather than by the RCA.

        Operating results for network access services are not materially impacted by seasonal factors.

        CELLULAR SERVICES

        ACS Holdings' cellular business is currently managed separately from its local exchange carrier business and is subject to a different regulatory framework and cost structure. Cellular services are provided statewide under the MACtel brand name. Subsequent to the acquisition of CenturyTel's Alaska properties and ATU, cellular operations were merged under the MACtel brand name, which was formerly a subsidiary of ATU. The primary sources of cellular revenue include subscriber access charges, airtime usage, toll charges, connection fees, roaming revenues, as well as enhanced features, such as voice mail. A subscriber may purchase services separately or may purchase rate plans that package these services in different ways to fit different calling patterns. The Company provides digital service and advanced features in Anchorage and Fairbanks and expects to be fully digital in the other service areas by the first quarter of 2000. Upon conversion of all service areas to digital service, ACS Holdings will be able to offer advanced digital services and features, such as text messaging, on a statewide basis.

        As illustrated in the table below, CenturyTel's Alaska properties and MACtel have experienced growth in the number of cellular subscribers served and total covered population over the past five years.

                                                                     AS OF DECEMBER 31,
                                          -----------------------------------------------------------------------
                                            1995            1996            1997            1998            1999
                                          -------         -------         -------         -------         -------
Covered population:
    CenturyTel's Alaska properties         54,286          55,101          55,927          56,766          56,733
    MACtel                                294,160         298,573         397,434         403,396         404,069
                                          -------         -------         -------         -------         -------
       Total                              348,446         353,674         453,361         460,162         460,802
                                          =======         =======         =======         =======         =======

Ending subscribers
    CenturyTel's Alaska properties          1,300           1,678           2,096           2,945           3,692
    MACtel                                 24,855          37,651          53,035          63,627          69,376
                                          -------         -------         -------         -------         -------
       Total                               26,155          39,329          55,131          66,572          73,068
                                          =======         =======         =======         =======         =======

Ending penetration
    CenturyTel's Alaska properties            2.4%            3.0%            3.7%            5.2%            6.5%
    MACtel                                    8.4%           12.6%           13.3%           15.8%           17.2%
       Combined                               7.5%           11.1%           12.2%           14.5%           15.9%


        Although ACS Holdings has achieved cellular penetration rates of 18% in Anchorage and 20% in Kenai, penetration rates in the Company's other service areas are significantly lower. Management believes there are opportunities to improve the penetration rates of its cellular operations in Fairbanks and Juneau. Management also believes that the market for cellular services will continue to grow with the growth in the cellular industry as a whole.

        ACS Holdings also owns 10 megahertz E Block PCS licenses covering Anchorage, Juneau and Fairbanks, which were purchased by CenturyTel's Alaska properties in 1997. Management is analyzing the build out of these licenses and technical alternatives for using this spectrum to enhance the Company's service offerings in its overall business.

        Operating results for cellular services are not materially impacted by seasonal factors.

        INTEREXCHANGE NETWORK, DATA AND OTHER

        Long Distance Services. ACS Holdings' predecessors began offering long distance services on a resale basis in October 1997, primarily in Anchorage. The Company currently has approximately 32,000 long distance customers and less than 2.5% of total long distance revenues in Alaska. ACS Holdings is expanding its long distance operations into the service areas of CenturyTel's Alaska properties starting in the first quarter of 2000. Before August 1998, CenturyTel's Alaska properties were precluded from entering the long distance business by a non-competition agreement with AT&T Alascom which was signed when Pacific Telecom sold Alascom, Inc. to AT&T in 1995. To date, ACS Holdings' long distance operations have generated operating losses.

        In April 1999, ACS Holdings entered into a settlement agreement with General Communication, Inc. ("GCI") under which the Company agreed to enter into a number of new business arrangements and to settle a number of outstanding disputes, including GCI's opposition to ACS Holdings' acquisitions of CenturyTel's Alaska properties and ATU. As part of this agreement and to reduce the Company's dependence on a resale long distance strategy, ACS Holdings purchased from GCI $19.5 million of fiber capacity for high-speed links within Alaska and for termination of traffic in the lower 48 states. Subsequently, the Company entered into an amendment of the purchase agreement with GCI, whereby, among other things, ACS Holdings agreed to purchase additional capacity in 2001 for $19.5 million. ACS Holdings expects that migrating long distance traffic onto its own network facilities will, over time reduce the cost of providing long distance and other interexchange services and data and Internet access services.

        ACS Holdings is subject to numerous conditions imposed by the RCA and, to a lesser degree, by the FCC on the manner in which the Company conducts its long distance operations. The restrictions are intended to prohibit cross-subsidization from the regulated local exchange carrier to the unregulated long distance affiliate and discrimination against other long distance providers in favor of a local exchange carrier's long distance affiliate. Among the conditions applied to ACS Holdings' long distance affiliates are those which:

        - require the Company to hold all books and records, management, employees and administrative services separate, except that services may be provided among affiliates through arm's length affiliated interest agreements,

        - prohibit CenturyTel's Alaska properties from bundling local and long distance services until competition develops in their local markets and

        - prevent the Company from joint ownership of telephone transmission or switching facilities with the local exchange carrier and from using the local exchange carrier's assets as collateral for its own indebtedness.


        As a result of the introduction of competition in ATU's local service areas, the Alaska Public Utilities Commission ("APUC"), predecessor to the RCA, lifted the restriction on bundling of local and long distance services in ATU's service areas in 1998.

        Operating results for long distance services are not materially impacted by seasonal factors.


        Internet Access. ACS Holdings provides Internet access services to approximately 16,000 customers at December 31, 1999. In order to offer Internet access, the Company provides local dial-up telephone numbers for its customers. These local dial-up numbers allow customers access, through a modem connection on their computer, to a series of computer servers ACS Holdings owns and maintains. These servers allow customers to access their e-mail accounts and to be routed to local access points that connect customers to the Internet. ACS Holdings charges customers either a flat rate for unlimited Internet usage or a usage sensitive rate, which, in either case, is billed on customers' local telephone bill. Commencing January 2000, ACS Holdings is offering high speed Digital Subscriber Line service, or DSL, to its Internet subscribers.

        ACS Holdings also owns a 28.5% minority interest in Internet Alaska, Inc., which provides Internet access to approximately 28,000 customers, primarily in Anchorage and Fairbanks.

        Operating results for Internet access services are not materially impacted by seasonal factors.


        Wireless Cable Television. ACS Holdings owns ACTV, a wireless cable television provider. ACTV provides wireless cable television services over assigned UHF frequencies to approximately 3,000 customers in the Company's Anchorage and Fairbanks service areas. As of December 31, 1999, ACS Holdings held a two-thirds interest in ACTV and completed the acquisition of the remaining one-third interest on February 14, 2000.

        UNIVERSAL SERVICE REVENUE

        Universal service revenue supplements the amount of local service revenue the Company receives to ensure that basic local service rates for customers in high cost rural areas are not significantly higher than rates charged in lower cost urban and suburban areas. The Telecommunications Act of 1996 prescribed new standards applicable to universal service, including mechanisms for defining the types of services to be provided as part of a universal service program, specific goals or criteria applicable to universal service programs, new qualifications for receipt of universal service funding and new requirements for contributions to universal service funding. The FCC, in conjunction with a federal-state joint board composed of FCC and state commission members, has been working since passage of the Telecommunications Act of 1996 to implement these new statutory provisions. The FCC has chosen to address universal service matters, initially for non-rural telephone companies, and subsequently for rural telephone companies. New cost-identification models for non-rural local carriers were adopted on January 1, 2000 and would be applicable to ACS Holdings' Anchorage operations. New rules for rural telephone companies, applicable to CenturyTel's Alaska properties, are not expected to be adopted before January 1, 2001 at the earliest.

        OTHER

        ACS Holdings seeks to capitalize on its local presence and network infrastructure by offering additional services to customers, such as directory services and billing and collection services for interexchange carriers.

        NETWORK FACILITIES

        As of December 31, 1999, ACS Holdings' owned 74 exchanges serving over 325,000 access lines. All of the Company's exchanges are served by digital switches provided predominately by Nortel Networks. ACS Holdings' switches are linked through a combination of extensive aerial, underground and buried cable, including 485 miles of fiber optic cable, as well as digital microwave and satellite links. The Company has 100% single-party services (one customer per access line), and believes substantially all of its switches have current generic software upgrades available, allowing for the full range of enhanced customer features.

        ACS Holdings has integrated numerous network elements to offer a variety of services and applications that meet the increasingly sophisticated needs of customers. These elements include Signal System 7 signaling networks, voice messaging platforms, digital switching and, in some communities, integrated service digital network access. As the telecommunications industry experiences significant changes in technology, customer demand and competitive pressures, the Company intends to introduce additional enhancements.

        Network operations and monitoring are provided for CenturyTel's Alaska properties and ATU by ACS Holdings' network operating control center located in Anchorage. The network operating control center has technicians staffed or on-call seven days a week, 24 hours a day. Automated alarm systems are in place should problems arise with the network after normal business hours. The Company also has customer care call center facilities in Anchorage and Fairbanks along with additional customer care facilities in Juneau, Sitka, Kenai/Soldotna and Kodiak. All of these facilities offer extensive business hours to efficiently handle customer inquiries and orders for service.

        ACS Holdings' cellular operations consist of five switching centers, 75 cell sites and four repeaters covering all major population centers and highway corridors in Alaska. The Company plans to complete the conversion of all of its switching and cell site equipment to digital service by the first quarter of 2000. The Company's switching and cell site infrastructure is linked by digital microwave and fiber. MACtel also has a network operating control center located in Anchorage that supports all cellular switches in ACS Holdings' markets. Customer care centers are located in Anchorage, Fairbanks, Juneau and Kenai/Soldotna.

        The Company is enhancing its interexchange network to accommodate developing products and technology. The Company is working with Nortel Networks on a multiple phase conversion of its network from a time division multiple access, or TDMA, circuit switched platform to an asynchronous transfer mode/Internet protocol, or ATM/IP, packet switched platform based on Nortel's SUCCESSION NETWORK(TM). ACS Holdings believes the implementation of the SUCCESSION NETWORK(TM) will enhance its capability to provide a complete suite of telecommunications and data services and achieve significant operating efficiencies. The Company has completed the first phase of the conversion, which resulted in the migration of its network traffic to its fiber optic transport facilities acquired in June 1999. The Company is currently in the second phase, which will involve the conversion of its transport connections between Anchorage and each of Fairbanks, Kenai, Juneau and Seattle from TDMA to ATM, which ACS Holdings expects to complete by the second quarter of 2000. ACS Holdings expects to complete the implementation of Nortel's SUCCESSION NETWORK(TM) by year-end 2002. Planned network enhancements prior to year-end 2002 will include the installation of call servers in Anchorage and either Fairbanks or Juneau and the conversion of network switching nodes to accommodate ATM/IP traffic.

        Completion of the SUCCESSION NETWORK(TM) will enable the Company to provide an array of IP products throughout its core business. ACS Holdings currently offers frame relay, and will offer each of the following services as the necessary network elements are completed:

        -      virtual private networks,

        -      virtual private lines,

        -      transparent local area networks (LAN),

        -      proprietary LANs and wide area networks (WAN) and

        -      high speed Internet access.

SUPPLIERS

        ACS Holdings believes it has strong, long-term relationships with its numerous communications vendors. The Company's primary switching vendor is Nortel Networks, a leading provider of advanced switching systems. The Company uses Ericsson switches and radios for its cellular operations. For its billing systems ACS Holdings uses Saville Systems and for its accounting systems it uses SAP. ACS Holdings primary information technology architecture is provided by IBM. While the Company recognizes that the separation of CenturyTel's Alaska properties from the rest of CenturyTel's properties might result in higher unit costs for CenturyTel's Alaska properties, it expects that the combination of CenturyTel's Alaska properties and ATU and the presence of vendor competition will deter any significant unit increases and may result in unit cost reductions in the longer term. ACS Holdings enjoys positive relationships with a variety of vendors for outside plant facilities and other elements of its network.

COMPETITION

        Local Telephone Service

        Incumbent local exchange carriers may be subject to any of three types of competition:

        - facilities-based competition from providers with their own local service network,

        - resale competition from resale interconnection, or providers who purchase local service from the incumbent local exchange carrier at wholesale rates and resell these services to their customers and

        - competition from unbundled network element interconnection, that is, providers who lease unbundled network elements from the incumbent local exchange carrier.


        The geographic characteristics of rural areas make the entrance of most facilities-based competitors uneconomical because of the significant capital investment required and the limited market size. Thus, competition is likely to come from resale interconnection or unbundled network element interconnection. There are no regional Bell operating companies in Alaska.

        In September 1997, GCI and AT&T Alascom, the two largest long distance carriers in Alaska, began providing competitive local telephone services in Anchorage. GCI competes principally through unbundled network element interconnection with ATU's facilities, while AT&T Alascom competes exclusively by reselling ATU's services. Competition is based upon price and pricing plans, types of services offered, customer service, billing services, quality and reliability. GCI has focused principally on advertising discount plans for bundled services. AT&T Alascom's strategy has been to resell ATU's service as part of a package of local and long distance services. As a result, ATU lost approximately 19% of its retail access lines in Anchorage to these competitors during the first ten months of competition ended June 1998, approximately 61% of which resulted from unbundled network element interconnection by GCI. The majority of this loss was among price-sensitive residential customers who have lower average monthly bills than ATU's business customers. Since June 1998, the rate of this loss has slowed, with ATU's aggregate market share loss rising only from 19% to just over 24% in the last eighteen months. The Company expects GCI and AT&T Alascom to continue to compete for local telephone business.

        As "rural telephone companies" under the Telecommunications Act of 1996, ACS Holdings' rural local exchange carriers have historically been exempt from the obligation to lease their facilities or resell their services on a wholesale discount basis to competitive local exchange carriers seeking interconnection. However, on June 30, 1999 the ordered these exemptions terminated, and on October 11, 1999, the RCA, which replaced the APUC on July 1, 1999, sustained the APUC's order. As a result, ACS Holdings may be required to provide interconnection elements and/or wholesale discount services to competitors in some or all of its rural service areas. However, ACS Holdings believes that its service offerings, customer relationships and expertise in the local telephone business may provide a competitive advantage over new local exchange carriers. See "Business - Regulation".

        ACS Holdings expects increasing competition from providers of various services that provide users the means to bypass its network. Long distance companies may construct, modify or lease facilities to transmit traffic directly from a user to a long distance company. Cable television companies, in particular, may be able to modify their networks to partially or completely bypass the Company's local network.

        In addition, while cellular telephone services have historically complemented traditional local exchange carrier services, the Company anticipates that existing and emerging wireless technologies may increasingly compete with local exchange carrier services. Technological developments in cellular telephone features, personal communications services, digital microwave and other wireless technologies are expected to further permit the development of alternatives to traditional landline services.

         Cellular Services

        The wireless telecommunications industry is experiencing significant technological change, as evidenced by the increasing pace of improvements in the capacity and quality of digital technology, shorter cycles for new products and enhancements and changes in consumer preferences and expectations. ACS Holdings believes that the demand for wireless telecommunications services is likely to increase significantly as equipment costs and service rates continue to decline and equipment becomes more convenient and functional. ACS Holdings currently competes with at least one other cellular provider in each of its cellular service areas, including AT&T Wireless Services, CenturyTel and Mercury Communications.

        Competition is based on price, quality, network coverage and brand reputation. In addition, there are six PCS licensees in each of the Company's cellular service areas. ACS Holdings holds PCS licenses covering Anchorage, Fairbanks and Juneau. One of the PCS licensees began providing digital PCS service in Anchorage in October 1998. Another PCS licensee has recently indicated it will commence trials of its technology. The Company believes that the unique and vast terrain and the high cost of PCS system buildout makes entrance into markets outside Anchorage unlikely.

         Long Distance Services

        The long distance telecommunications market is highly competitive. Competition in the long distance business is based on price, customer service, billing services and quality. ACS Holdings currently offers long distance service to customers located in ATU's service areas and the Fairbanks and Juneau areas of CenturyTel's Alaska properties, and intends, subject to regulatory restrictions, to expand ATU's long distance operations into the remaining service areas of CenturyTel's Alaska properties. AT&T Alascom and GCI are currently the two major long distance providers in Alaska, including in ACS Holdings' service areas. ACS Holdings currently has less than 2.5% of total long distance revenues in Alaska.

        Internet Services

        The market for Internet access services is highly competitive. There are few significant barriers to entry, and the Company expects that competition will intensify in the future. ACS Holdings currently competes with a number of established online services companies, interexchange carriers and cable companies. The Company believes that its ability to compete successfully will depend upon a number of factors, including the reliability and security of its network infrastructure, the ease of access to the Internet and the pricing policies of its competitors.

CUSTOMERS

        ACS Holdings has two basic types of customers for its local services:

        - business and residential customers located in their local service areas that pay for local phone service

        - interexchange carriers that pay the Company for access to long distance calling customers located within its local service areas.

        Approximately 57% of ACS Holdings' retail access lines served residential customers, while 43% served business customers. In addition, no single ACS Holdings' customer represented more than 10% of its total 1999 consolidated revenue.

SALES AND MARKETING

        CenturyTel's Alaska properties and ATU have historically conducted their sales and marketing operations for each of their respective products on a stand-alone basis, with each product line having its own sales force and marketing department. Going forward, ACS Holdings intends to consolidate its product and service offerings under the "Alaska Communications Systems" brand, subject to regulatory and strategic business considerations.
See "Business - Introduction".

        Key components of the Company's sales and marketing strategy include:

        - marketing current and future service offerings aggressively, including packaged service offerings,

        -      centralizing marketing functions

        -      enhancing direct sales efforts.

        ACS Holdings believes that it can leverage its position as an integrated, one-stop provider of telecommunications services with strong positions in local access, cellular, long distance and data, and Internet markets. By pursuing, within the bounds of any applicable regulatory constraints, a marketing strategy that takes advantage of these characteristics and that facilitates cross-selling and packaging of it products and services, the Company believes it can increase penetration of new product offerings, improve customer retention rates, increase its share of its customers' overall telecommunications expenditures and achieve continued revenue and operating cash flow growth.

        While CenturyTel's Alaska properties and ATU have, to a limited extent, marketed local telephone services in attractively-priced, packaged service offerings with cellular, long distance and Internet services, neither CenturyTel's Alaska properties nor ATU emphasized these types of offerings. However, ACS Holdings believes packaged offerings are popular with customers because they allow customers to enjoy pricing for a number of services at a substantial discount to A LA CARTE pricing of individual services. Subject to regulatory limitations, the Company intends to expand this strategy, which it expects will increase the average revenue per customer and result in a more loyal and satisfied customer base and reduced churn.

        The Company has established a sales and marketing organization where marketing strategies will be centralized and sales functions will be based locally. To enhance its direct selling efforts, the Company has established additional customer and retail service centers in its larger service areas, such as Juneau and Kenai/Soldotna, and intends to enhance its call center operations through a combination of technology investments and training and incentive compensation programs for call center employees.

ENVIRONMENTAL REGULATIONS

        ACS Holdings' operations are subject to federal, state and local laws and regulations governing the use, storage, disposal of, and exposure to, hazardous materials, the release of pollutants into the environment and the remediation of contamination. As an owner or operator of property and a generator of hazardous wastes, the Company could be subject to environmental laws that impose liability for the entire cost of cleanup at contaminated sites, regardless of fault or the lawfulness of the activity that resulted in contamination. The Company believes, however, that its operations are in substantial compliance with applicable environmental laws and regulations.

         Many of ACS Holdings' properties formerly contained, or currently contain, underground and above ground storage tanks used for the storage of fuel or wastes. Some of these tanks have leaked. The Company believes that known contamination caused by these leaks has been, or is being, investigated or remediated. The Company cannot be sure, however, that it has discovered all contamination or that the regulatory authorities will not request additional remediation at sites that have previously undergone remediation.

        ACS Holdings' cellular operations are also subject to regulations and guidelines that impose a variety of operational requirements relating to radio frequency emissions. The potential connection between radio frequency emissions and negative health effects, including some forms of cancer, has been the subject of substantial study by the scientific community in recent years. To date, the results of these studies have been inconclusive. Although the Company has not been named in any lawsuits alleging damages from radio frequency emissions, it is possible it could be sued in the future, particularly if scientific studies conclusively determine that radio frequency emissions are harmful.

EMPLOYEES

        ACS Holdings considers employee relations to be good. As of December 31, 1999, the Company employed a total of 1,231 regular full-time employees, 837 of whom were represented by the International Brotherhood of Electrical Workers, Local 1547 ("IBEW"). CenturyTel's Alaska properties had a collective bargaining agreement with the IBEW that was scheduled to expire in 2004. The ATU collective bargaining agreement with the IBEW was scheduled to expire on August 31, 1999, but was extended by mutual agreement to accommodate negotiations to consolidate the Century and ATU agreements. On November 2, 1999, the IBEW membership for ACS Holdings ratified the terms of the collective bargaining agreement that governs the terms and conditions of employment for all IBEW represented employees. The new agreement, which expires December 31, 2006, provides for wage increases up to 4% based on the annual increases in the U.S. Department of Labor CPI-U, the consumer price index for Anchorage. There have been no work stoppages or strikes, and none are anticipated; management has worked closely with IBEW leadership for many years.

REGULATION

 OVERVIEW

        ACS Holdings' operations are subject to the separate but concurrent jurisdictional control of both the Federal Communications Commission ("FCC") and the State of Alaska. The Company's local telephone operating subsidiaries, TUNI, TUA, PTIC, which was formerly the City of Fairbanks Telephone Operation, and Alaska Communications Systems, Inc., formerly ATU, are each "telecommunications carriers" and "local exchange carriers" under the Communications Act of 1934, which was amended by the Telecommunications Act of 1996, and are subject to FCC jurisdiction. ACS Holdings' cellular companies are also subject to FCC jurisdiction because they are telecommunications carriers and because they hold FCC-issued licenses. The Company's local telephone operating companies are also "public utilities" within the meaning of the Alaska statutes and are, therefore, governed by the applicable rules and regulations of RCA. The RCA succeeded to the regulatory responsibilities of the APUC when it ceased to exist on June 30, 1999. Only one of the new RCA commissioners has prior experience as a commissioner on the APUC.

FEDERAL REGULATION

        Under the federal regulatory scheme, incumbent local exchange carriers are required to comply with the Communications Act and the applicable rules and regulations of the FCC. In substantially overhauling the Communications Act, the Telecommunications Act of 1996 was intended to, among other things, eliminate unproductive regulatory burdens and promote competition. Despite this, telecommunications carriers are still subject to extensive ongoing regulatory requirements. For instance, ACS Holdings' subsidiaries are required to maintain accounting records in accordance with the Uniform System of Accounts, to structure access charges according to FCC rules, and to charge for interstate services at a rate of return not to exceed a rate prescribed by the FCC. The FCC also must give prior consent to transfers of control and assignments of radio station licenses. The FCC requires carriers providing access services to file tariffs with the FCC reflecting the rates, terms and conditions of those services. These tariffs are subject to review and potential objection by the FCC or third parties. Additionally, all of the Company's local exchange carriers are "incumbent local exchange carriers" within the meaning of the Telecommunications Act of 1996. As such, they are subject to various requirements under that Act, including specific interconnection duties such as the provisioning of unbundled network elements and of wholesale discounted resale of end user services.

STATE REGULATION

        Telecommunications companies subject to the RCA's jurisdiction are required to obtain certificates of public convenience and necessity prior to operating as a public utility in Alaska. The RCA is responsible for approving new certificates and any transfers of existing certificates. In addition, the RCA is responsible for implementing a portion of the competitive requirements of the Telecommunications Act of 1996, as well as for regulating intrastate access and rates for local and other services of local telephone companies. After passage of the Telecommunications Act of 1996, the APUC adopted a plan to address competition issues across Alaska. The APUC established multiple dockets to investigate different competition-related issues, including revising local and long distance market structures, reforming its intrastate access charge system and establishing a state universal service fund. While some of these dockets have been completed, many others remain open for further processing by the RCA. In connection with regulatory approval of ACS Holdings' acquisitions of CenturyTel's Alaska properties and ATU, the APUC imposed several conditions on its operating companies. Among those conditions was a requirement that ATU, PTIC, TUA and TUNI each file revenue requirements, cost of service and rate design studies no later than July 2001. Additionally, restrictions were placed on the ability of ACS Holdings' rural local exchange carriers to bundle service offerings with ATU Long Distance, Inc.

COST RECOVERY AND REVENUE RECOGNITION

        As a regulated common carrier, ACS Holdings is afforded the opportunity to set maximum rates at a level that allows the Company the opportunity to recover the reasonable costs incurred in the provision of regulated telecommunications services and to earn a reasonable rate of return on the investment required to provide these services.

These costs are recovered through:

        - monthly charges to end users for basic local telephone services and enhanced service offerings,

        - access charges to interexchange carriers for originating and terminating interstate and intrastate interexchange calls,

        - interconnection charges, wholesale service charges and other rates to competing carriers interconnecting with the Company's networks or reselling its services and

        - high-cost support mechanisms, such as the federal Universal Service Fund and the Alaska Universal Service Fund.

        Maximum rates for regulated services, and the amount of high-cost support, are set by the FCC with respect to interstate services and by the RCA with respect to intrastate services.

        In conjunction with the recovery of costs and establishment of rates, a local exchange carrier must first determine its aggregate costs and then allocate those costs between regulated and nonregulated services.

        After identifying the regulated costs of providing local telephone service, a local exchange carrier must allocate those costs among its various local exchange and interstate and intrastate interexchange services and between state and federal jurisdictions. This process is complicated by the difficulty of allocating specific pieces of plant and equipment to a particular service because a local exchange carrier's plant and equipment are utilized for different services, such as local telephone and interstate and intrastate access. This process is referred to as "separations" and is governed primarily by the FCC's rules and regulations. The underlying legal purpose of separations rules is to define how a carrier's expenses are allocated and recovered from federal and state jurisdictions. The FCC is considering whether to modify or eliminate the current separations process. This decision could indirectly increase or reduce earnings of carriers subject to separations rules.

 INTERSTATE END-USER RATES

        The deployment of the local telephone network from the switching facility to the customer is known as the "local loop" and is one of the most significant costs incurred by a local exchange carrier in providing telephone service. The FCC has established a rate structure that provides for the recovery of a portion of the cost of the local loop allocated to the interstate jurisdiction directly from the end user customer through the assessment of a subscriber line charge. The remaining portion of the local loop costs are recovered from interstate access charges to an interexchange carrier or, in some circumstances, from the federal Universal Service Fund.

        As a result of the market and geographic conditions in rural areas, the costs of providing local loop and switching services are often higher than in urban areas. In the absence of an accommodation in the FCC rules to address this fact, a substantial portion of the costs of smaller local exchange carriers would remain allocated to the intrastate jurisdiction, leaving such carriers with little alternative other than to charge higher rates for intrastate services. Accordingly, the FCC provides for additional interstate recovery by eligible telecommunications carriers through the federal Universal Service Fund. The federal Universal Service Fund is available to carriers whose local loop costs are significantly above the national average as calculated pursuant to FCC rules. Recent FCC rulings have made this high-cost support available to a competitive carrier, on an averaged per line basis, for those lines serving customers switching to the competitive carrier.

INTERSTATE ACCESS RATES

        Interstate access rates are developed on the basis of a local exchange carrier's measurement of its interstate costs for the provision of access service to interexchange carriers divided by its projected demand for access service. The resulting rates are published in a company's interstate access tariff and filed with the FCC, at which time they are subject to challenge by third parties and to review by the FCC.

        The FCC recognized that this rate making and tariff filing process may be administratively burdensome for small local exchange carriers. Accordingly, the FCC established the National Exchange Carriers Association, which is commonly referred to as NECA, in 1983 to, among other things, develop common interstate access service rates, terms and conditions. NECA develops interstate access rates on the basis of data that are provided individually by participating local exchange carriers and blended to yield average rates. These rates are intended to generate revenue equal to the aggregate costs plus a return on the investment of all of the participants. Currently, the authorized maximum rate of return used in setting interstate access rates is 11.25%.

        Individual participating local exchange carriers are likely to have costs of providing service that are either higher or lower than the revenues generated by applying the overall NECA tariff rate. To rectify this result, the revenues generated by applying the NECA rates are pooled from all of the participating companies and redistributed on the basis of each individual company's costs. The result of this process not only eliminates the burden of individual tariff filing, but also produces a system in which small companies can share and spread risk. For example, if a smaller local exchange carrier filed its own tariff and subsequently suffered the loss of major customers that utilize interstate access service, the local exchange carrier could suffer significant under-recovery of its costs. In the NECA pool environment, the impact of this loss is reduced because it is spread over all of the pool participants.

        NECA operates separate pools for traffic sensitive costs, which are primarily switching costs, and non-traffic sensitive costs, which are primarily loop costs. Companies are also free to develop and administer their own interstate access charges. ACS Holdings' rural local exchange carriers participate in both the traffic sensitive and non-traffic sensitive NECA pools. ATU files its own traffic sensitive access tariffs with the FCC but participates in the NECA non-traffic sensitive pool.

        The FCC has initiated a proceeding to review its policies governing interstate exchange access rates and the rate of return applicable to incumbent local exchange carriers who are subject to rate-of-return, rather than price cap, regulation. Both ATU and the Company's rural local exchange carriers are rate-of-return regulated, and thus the outcome of this proceeding could directly affect their earning prospects. The outcome of this proceeding, however, and its ultimate impact on ACS Holdings, cannot be predicted at this time.

 INTRASTATE END USER RATES

        The levels of rates charged to end-users for the provision of basic local service are generally subject to rate-of-return regulation administered by the RCA. Local rates are typically set at a level that will allow recovery of embedded costs for local service divided by the number of services and customers. Recognized costs include an allowance for a rate of return on investment in plant used to provide local service. Rate cases are typically infrequent, carrier-initiated and require the carrier to meet substantial burdens of proof. The last APUC-authorized rates of return were 12.55% and 11.70% for TUA and TUNI, respectively. These rates were ordered in 1989. PTIC was previously not regulated by the APUC and instead was regulated by the City of Fairbanks Public Utilities Board. As a condition of the acquisition of the City of Fairbanks Telephone Operation by ACS Holdings, the APUC required that a general rate proceeding be initiated for PTIC by June 1999. This proceeding has been delayed and combined with a company-wide earnings review to be filed with the RCA by June 30, 2001. ATU's last authorized rate of return was 9.79% for retail local exchange and 10.85% for intrastate access, ordered in 1991.

        The APUC adopted regulations to govern competition in the local exchange marketplace. The transitional regulations provide for, among other things:

        - initial classification of all incumbent local exchange carriers, including the Company's rural properties and ATU, as dominant carriers,

        - symmetrical requirements that all carriers, both dominant and nondominant, offer all retail services for resale at wholesale rates and

        - substantial dominant carrier pricing flexibility in competitive areas, under which carriers may reduce retail rates, offer new or repackaged services and implement special contracts for retail service upon 30 days' notice to the APUC. Only rate increases affecting existing services are subject to full cost support showings for local exchange carriers in areas with local competition.

INTRASTATE ACCESS RATES

        In the past, the APUC has required all local companies in Alaska to pool their access costs and has set an annual statewide average price for access service. Each local exchange carrier charges interexchange carriers fees for originating or terminating long distance calls on its network based on the statewide average cost of access rather than on its costs of access. Access revenues are collected in a pool administered by the Alaska Exchange Carriers Association and then redistributed to the local exchange carriers based on their actual costs. With the passage of the Telecommunications Act of 1996 and increased competition in the local exchange market, the APUC began a process of reforming intrastate access charges.

        Under recent revisions to the Alaska access system, local exchange carriers not yet subject to local competition continue to participate in the Alaska Exchange Carriers Association pool. Participants in this pool recover their costs based on the embedded cost of services most recently authorized by the APUC. In the event of competitive entry into a dominant carrier's service area, these revisions also require the dominant local exchange carrier to exit the pool and initiate separate access charges. Dominant local exchange carriers subjected to competitive entry have the right to propose that their access charges be based on market rates. The RCA has recently initiated a proceeding to examine whether changes to the current annual process for establishing access charges are warranted.

        An additional consequence of this access reform is the continued removal of subsidies implicit in access pricing. For instance, the APUC abolished the "weighting system" for the non-traffic-sensitive rate element that had loaded extra costs on access charges for lower cost urban exchanges to support rural exchanges. At the same time, the APUC proposed to support a portion of high switching costs separately through a state universal service fund. The RCA has subsequently proposed that such state universal service support be available only to local companies with access lines of 20,000 or less. If adopted as proposed, this limitation would reduce the amount of state universal service support which the Company's rural local exchange carriers would receive in the future.

         The Alaska Universal Service Fund serves as a complement to the federal Universal Service Fund, but must meet federal statutory criteria concerning consistency with federal rules and regulations. Currently, the Alaska Universal Service Fund only subsidizes a portion of higher cost carriers' switching costs, and the costs of lifeline service--supporting rates of low income customers. The RCA has proposed to subject existing support paid to carriers for switching costs to an access line threshold which could reduce or eliminate such support for some of ACS Holdings' subsidiaries. Although it initially ordered the suspension of certain payments from the Alaska Universal Service Fund, associated with such switching costs, to one of the Company's rural local exchange carriers, the RCA subsequently revoked its order without effect on the carrier's receipts from the fund.

THE TELECOMMUNICATIONS ACT OF 1996

        Among other things, the Telecommunications Act of 1996 was enacted to enhance competition without jeopardizing the availability of nationwide universal service at affordable rates. These two objectives have resulted in a complex set of rules intended to promote competitive entry in the provision of local telephone services, except where entry would adversely affect the provision of universal service or the public interest.

PROMOTION OF LOCAL SERVICE COMPETITION AND RURAL EXEMPTIONS

        The Telecommunications Act of 1996 made competitive entry into the local telephone business more attractive to other carriers by removing barriers to competition. In order to promote competition, the Telecommunications Act of 1996 established new interconnection rules generally requiring local exchange carriers to allow competing carriers to interconnect with their local networks. Congress recognized, however, that when the desire to promote competition conflicted with the ability of existing carriers to provide universal service to higher cost customers, local exchange carriers classified as "Rural Telephone Companies" should be exempted from interconnection requirements until the continuation of the exemption was no longer required by the public interest, as defined in the Telecommunications Act of 1996.

        Under the Telecommunications Act of 1996, all local exchange carriers, including both incumbent local exchange carriers and new competitive carriers, are required to:

        - offer reasonable and nondiscriminatory resale of their telecommunications services,

        - ensure that customers can keep their telephone numbers when changing carriers,

        - ensure that competitors' customers can use the same number of digits when dialing and receive nondiscriminatory access to telephone numbers, operator service, directory assistance and directory listing,

        - ensure access to telephone poles, ducts, conduits and rights of way and

        -      compensate competitors for the costs of terminating traffic.

    The Telecommunications Act of 1996 also requires incumbent local exchange carriers to:

        - negotiate in good faith the terms and conditions of interconnection with any competitive carrier making a request for same,

        - interconnect their facilities and equipment with any requesting telecommunications carrier at any technically feasible point,

        - unbundle and provide nondiscriminatory access to unbundled network elements, such as local loops, switches and transport facilities, at nondiscriminatory rates and on nondiscriminatory terms and conditions,

        -      offer resale interconnection at wholesale rates,

        - provide reasonable notice of changes in the information necessary for transmission and routing of services over the incumbent local exchange carrier's facilities or in the information necessary for interoperability and

        - provide for the physical collocation of equipment necessary for interconnection or access to unbundled network elements at the premises of the incumbent local exchange carrier, at rates, terms and conditions that are just, reasonable and nondiscriminatory.

        In order to implement interconnection requirements, local exchange carriers generally enter into negotiated interconnection arrangements with competing carriers. Local exchange carriers may also offer interconnection tariffs, available to all competitors.

        Competitors are required to compensate a local exchange carrier for the cost of providing interconnection services. In the case of resale interconnection, the rules provide that the rates charged should be on a wholesale basis and reflect the current retail rates of the incumbent local exchange carrier, excluding the portion of costs avoided by the incumbent local exchange carrier. In the case of unbundled network element interconnection, rates are based on costing methodologies that employ a forward-looking economic cost pricing methodology known as total element long run incremental cost. While the Supreme Court recently affirmed the FCC's authority to develop pricing guidelines, the Supreme Court did not evaluate this pricing methodology. Some incumbent local exchange carriers have argued that total element long run incremental cost pricing methodology does not allow adequate compensation for the provision of unbundled network elements. The Eighth Circuit Court of Appeals heard oral arguments on this pricing issue on September 16, 1999, but has not yet issued a ruling.

        The Telecommunications Act of 1996 specifies that resale and unbundled network element rates are to be negotiated among the parties, or, if the parties fail to reach an agreement, arbitrated by the relevant state regulatory commission. Once the parties have come to agreement, the proposed rates are subject to final approval by the state regulatory commission.

        The Supreme Court has also recently upheld the FCC's authority to prevent the incumbent local exchange carrier from disaggregating existing combinations of network elements and to establish "pick and choose" rules regarding interconnection agreements. "Pick and choose" rules permit a carrier seeking interconnection to pick and choose among the terms of service from other interconnection agreements between the incumbent and local exchange carriers and other competitors.

        The Supreme Court also remanded the list of unbundled network elements that the FCC adopted for further consideration of the necessity of each one under the statutory standard. On September 15, 1999, the FCC adopted an order eliminating some previously included unbundled network elements, but adding other elements to the list. These new FCC rules are likely to be the subject of further appeals.

        In January 1997, ATU entered into an interconnection agreement with GCI, which provides for resale and unbundled network element interconnection, and with AT&T Alascom, which provides for resale interconnection. ATU has also received requests for interconnection from Alaska Fiber Star, L.L.C. and DSL.net.

        ACS Holdings' local operating utilities, TUA, TUNI and PTIC, are defined as "rural telephone companies" under the Telecommunications Act of 1996. As rural telephone companies, they were granted rural exemptions from the requirements relating to both resale interconnection and unbundled network element interconnection. The rural exemptions were continued until the APUC determined that interconnection was technically feasible, not unduly economically burdensome and consistent with the Telecommunications Act of 1996's universal service provisions.

        On June 30, 1999, the APUC issued an order terminating the rural exemptions of TUNI, TUA and PTIC. On October 11, 1999, the RCA affirmed the APUC's order. As a result, these rural local exchange carriers are no longer exempt from the Telecommunications Act of 1996's interconnection requirements applicable to incumbent local exchange carriers, and are now engaged in the negotiation of interconnection agreements with potential competitors. ACS Holdings cannot be certain that it will be able to charge rates that provide fair compensation for providing unbundled network elements and/or schedule discounted resale services.

        Separately, on September 1, 1999, ACS Holdings filed petitions with the RCA seeking suspension or modification of interconnection duties and addressing market structure reforms for the Fairbanks and Juneau-Douglas markets. In those petitions, the Company's rural local exchange carriers proposed tariffed terms and conditions, including pricing, for resale of their services at wholesale discounts, for certain unbundled network elements, and for the interconnection of their facilities and those of competitive local exchange carriers in the Fairbanks and Juneau-Douglas markets, effective January 1, 2000. Further, as part of that proposal, ACS Holdings also requested that the RCA permit its local exchange carriers to operate subject to competitive regulation and that the RCA remove or reduce other regulatory limitations in those markets, effective January 1, 2001. Subsequently, on October 26, 1999, the RCA dismissed the Company's petitions seeking to establish open competitive markets in

Fairbanks and Juneau through tariffed interconnection terms and conditions. On November 10, 1999, the Company filed a formal appeal of the RCA's order terminating the rural exemptions in the Alaskan Superior Court. On November 12, 1999, the Company filed a parallel appeal of the RCA's order dismissing its petitions for tariffed interconnection in the Alaskan Superior Court. Although ACS Holdings believes that the appeals are well founded, it cannot predict the timing and outcome of this litigation.

        In April 1999, a bill was proposed in the Alaska State senate to open to competition many local telephone markets in which ACS Holdings operates. Specifically, the bill proposed to allow competitors to provide local telephone service in local telephone markets throughout Alaska that have at least 5,000 access lines, and would have deprived incumbent local exchange carriers in those markets of their rural exemptions. Competition resulting from this bill, if it had been enacted into law, could have materially adversely affected the Company's profitability. Although this bill was not enacted into law, ACS Holdings cannot predict at this time whether or to what extent proposals included in the bill will be offered again and enacted into law.

        For 1999, ACS Holdings local exchange carriers benefiting from rural exemptions accounted for 42.4% of its consolidated operating revenues and 38.0% of its consolidated operating income. Loss of the rural exemptions, absent compensating measures, such as rate increases, or market structure reforms, such as the replacement of implicit subsidies by explicit support mechanisms, or rate deaveraging, could adversely affect the Company's operating results.

PROMOTION OF UNIVERSAL SERVICE

        While the Telecommunications Act of 1996 promoted Congress' policy of ensuring that affordable service is provided to consumers universally in rural, high-cost areas of the country, the Telecommunications Act of 1996 altered the framework for providing universal service by:

        - providing for the identification of those services eligible for universal service support,

        -      requiring the FCC to make implicit subsidies explicit,

        - expanding the types of communications carriers required to pay universal service contributions and

        - allowing competitive local exchange carriers to be eligible for funding.

        These and other provisions were intended to make provision of universal service support compatible with a competitive market.

        Pursuant to the Telecommunications Act of 1996, federal Universal Service Fund payments are only available to carriers that are designated as eligible telecommunications carriers by a state public utilities commission. In areas served by rural local exchange carriers, the Telecommunications Act of 1996 provides that a state public utilities commission may designate more than one eligible telecommunications carrier, in addition to the incumbent local exchange carrier, only after determining that the designation of an additional eligible telecommunications carrier is consistent with the public interest. As a result, an incumbent rural local exchange carrier has an opportunity to maintain its status as the sole recipient of federal Universal Service Fund payments in its service area, even if it is subsequently subjected to competition. TUA, TUNI and PTIC are currently the sole designated eligible telecommunications carriers in their respective service areas. The addition of a second eligible telecommunications carrier in the service areas of ACS Holdings' properties could have the effect of reducing the amount of funds available from the federal Universal Service Fund and could materially adversely affect the Company's ability to achieve a reasonable rate of return on the capital invested in its network.

        In May 1997, the FCC initiated new proceedings addressing federal universal service support. The new proceedings undertook to separately analyze and address federal Universal Service Fund requirements and considerations for rural and for non-rural telephone companies. The FCC indicated its intention that new rules for universal service support of non-rural companies would be based on forward-looking economic cost principles as applied through cost proxy models. On October 21, 1999, the FCC issued orders addressing specific implementation matters for providing universal service support to non-rural carriers. The FCC established cost input parameters for use in the cost proxy models, upon which universal service support payments to non-rural carriers would be based in the future. The FCC also established procedures for allocating universal service support for non-rural carriers among and between the states. This new system of universal service support applies only to non-rural carriers and became effective January 1, 2000.

        With respect to universal service support for rural telephone companies, the FCC established a Rural Task Force in 1997 to investigate rural carrier universal service needs, including issues concerning whether and how cost proxy models adopted for non-rural carriers could be applied to rural telephone companies. The FCC has indicated several times that it will not implement a new universal service support system for rural telephone companies sooner than January 1, 2001 and may delay any implementation beyond that date. The October 21, 1999 order described above applies only to non-rural carriers.

        Because ACS Holdings provides interstate and international services, it is required to contribute to the federal Universal Service Fund a percentage of its revenue earned from its interstate and international services. Although the Company's rural local exchange carriers receive subsidies from the federal Universal Service Fund, it cannot be certain of how, in the future, the Company's contributions to the fund will compare to the subsidies it receives from the fund.

        Separately, the FCC has requested comments concerning ways to promote basic and advanced services to unserved and underserved areas. As a part of these proceedings, the FCC is reviewing its authority to designate certain types of telecommunications carriers, such as cellular carriers, as eligible to receive payments from the universal service fund. Any determinations concerning such eligibility could affect either ACS Holdings' rural local exchange carriers, its cellular carrier, or both, but the Company cannot predict the outcome of these proceedings at present.

        On July 30, 1999, the U.S. Court of Appeals for the Fifth Circuit overturned certain of the FCC's rules governing the basis on which the FCC collects subsidy payments from telecommunications carriers and recovery of those payments by incumbent local exchange carriers. One or more parties to that litigation may seek review by the Supreme Court. On October 8, 1999, the FCC revised its universal service rules in response to the decision by the Fifth Circuit. Among other things, these revised rules provide that intrastate revenue earned by a contributing carrier will not be considered in determining the amount of the contribution to the federal universal service fund.

FCC REGULATION OF WIRELESS SERVICES

        The FCC regulates the licensing, construction, operation, acquisition and sale of personal communications services and cellular systems in the United States. All cellular and personal communications services licenses have a 10-year term, at the end of which they must be renewed. Licenses may be revoked for cause, and license renewal applications may be denied if the FCC determines that renewal would not serve the public interest. In addition, all personal communications services licensees must satisfy certain coverage requirements. Licensees that fail to meet the coverage requirements may be subject to forfeiture of the license.

        The FCC restricts the amount of wireless spectrum that a single entity may hold in a market. Currently, the FCC's rules prohibit an entity from holding more than 45 MHz of spectrum, except for certain rural cellular markets, in which the limit is 55 MHz. Many interested parties in the wireless industry have proposed elimination of the FCC's cap on wireless spectrum. Until this rule is relaxed or eliminated, it will limit the amount of wireless spectrum the Company can acquire in a particular market.

        The Communications Act preempts state and local regulation of the entry of, or the rates charged by, any provider of commercial mobile radio service which includes personal communications services and cellular services and the FCC does not regulate such rates. The FCC imposes, however, a variety of additional regulatory requirements on commercial mobile radio service operators. These include:

        - Commercial mobile radio service operators must be able to transmit 911 calls from any qualified handset without credit check or validation, are required to provide the location of the 911 caller, within an increasingly narrow geographic tolerance over time, and in the future, will be required to provide 911 service for individuals with speech and hearing disabilities.

        - The FCC is considering mechanisms to permit commercial mobile radio service operators to charge the party initiating the call for the call (even if it is not a personal communications service or cellular subscriber)

FCC REGULATION OF INTERSTATE LONG DISTANCE SERVICES

        The Company's long distance services are currently not subject to rate regulation by the FCC, and it is not required to obtain FCC authorization for the installation, acquisition or replacement of its domestic interexchange network facilities. However, the Company must comply with the requirements of common carriage under the Communications Act. ACS Holdings is subject to the general requirement that its charges and terms for its telecommunications services be "just and reasonable" and that it not make any "unjust or unreasonable discrimination" in its charges or terms, as well as to a number of other requirements of the Communications Act and the FCC's rules. The FCC has jurisdiction to act upon complaints against any common carrier for failure to comply with its statutory obligations, and it has recently levied substantial fines on carriers that have engaged in "slamming," which is the industry term for unauthorized switching of a customer's telecommunications service provider.

        In 1996, the FCC issued an order that required nondominant interexchange carriers, like ACS Holdings, to cease filing tariffs for its domestic interexchange services. The order required mandatory detariffing and gave carriers nine months to withdraw federal tariffs and move into contractual relationships with their customers. This order subsequently was stayed by a federal appeals court. If the FCC's order becomes effective, nondominant interstate services providers will no longer be able to file tariffs with the FCC and the Company may need to implement customer contracts which could result in substantial administrative expense.

        On March 1, 2000, the FCC and the Federal Trade Commission issued a joint policy statement on advertising of long distance services. The joint policy statement establishes guidelines designed to ensure that the information presented in advertising of long distance services is truthful, non-misleading, and substantiated, and that the information is complete and conspicuous. The impact that this newly issued order will have on ACS Holdings' advertising is still uncertain.

FCC POLICY ON INTERNET SERVICES

        The Telecommunications Act of 1996 establishes a distinction between telecommunications services, which are regulated by the FCC, and information services, which remain unregulated. ACS Holdings' Internet services are considered information services and are not regulated by the FCC. Because the regulatory boundaries in this area are somewhat unclear and subject to dispute, however, the FCC could seek to characterize some of the Company's information services as "telecommunications services." If that happens, those services would become subject to FCC regulations. The impact of a reclassification of ACS Holdings' Internet services is difficult to predict.

OTHER PROCEEDINGS

A number of other FCC, state and judicial proceedings are currently pending or may be initiated in the future which could materially affect the Company's business. Some of these proceedings include:

        - The FCC has adopted certain restrictions on the ability of telecommunications carriers to use and disclose certain types of customer information in marketing different types of services. The U.S. Court of Appeals for the Tenth Circuit has held that these rules are an unconstitutional abridgment of the carrier's freedom of speech. At least one interested party has asked the U.S. Supreme Court to review the Tenth Circuit's decision. If the FCC's rules are upheld, it may impose significant restrictions on ACS Holdings' ability to market packaged service offerings to its customers.

        - The FCC has adopted new rules designed to make it easier for customers to understand the bills of telecommunications carriers. These new rules, among other things, establish certain requirements regarding the formatting of bills and the information that must be included on bills. Judicial review of these rules is pending.

        - ACS Holdings has historically classified ISP costs as interstate, consistent with past FCC findings concerning the interstate character of such calls. The FCC staff, pursuant to FCC accounting policies, has now indicated that such calls, and their associated costs, should be reclassified as intrastate. The effect of such a reclassification could be to decrease the level of expense recognized in the interstate jurisdiction, and thus require reductions in interstate access charges in the future. The Company is reviewing the FCC's position and the ultimate outcome of this matter cannot be predicted at this time.

        - The FCC has recently adopted an order that requires telecommunications service providers to make their services accessible to individuals with disabilities, if readily achievable. It is unclear the effect that this order will have on ACS Holdings' businesses.

        - The FCC has ordered telecommunications service providers to provide law enforcement personnel with a sufficient number of ports and technical assistance in connection with wiretaps. The Company cannot predict its cost of complying with this order.

        - In 1998, the FCC issued a notice seeking comment and evidence concerning possible revisions (including reductions) to the existing authorized rate of return on the federal portion of telecommunications facilities and other investment of and by local exchange carriers. Any rate of return prescribed by the FCC must be utilized in setting the rates for the interstate services of local exchange carriers (such as exchange access) subject to FCC regulation. To date, the FCC has taken no final action in this proceeding to alter the currently authorized return, which is 11.25 %.

        - In June 1999, following prior notification to GCI, PTIC and TUNI (then under the ownership and control of Century Tel, Inc.) effected network changes associated with removal of the network switch located at North Pole, Alaska, in favor of a remote terminal (remote) served from the Fairbanks switch (host). As a consequence of this network change, GCI's point of switching for serving North Pole changed to Fairbanks. GCI filed a formal complaint against the Company with the RCA. On November 1, 1999, the RCA issued an order sustaining GCI's complaint and requiring further filings. The Company met with GCI and made further filings with the RCA. GCI has asked the RCA to grant GCI protection from any cost increases for a period of ten years associated with the changeover at North Pole, but has never quantified or offered any proof of damages. The RCA has not yet acted on these further submissions.

        The foregoing is not an exhaustive list of proceedings that could materially affect ACS Holdings' business. The Company cannot predict the outcome of these or any other proceeding before the FCC, the RCA or the courts.

ITEM 2. PROPERTIES

        At December 31, 1999, ACS Holdings' telecommunications network includes over 485 miles of fiber optic cable, 176 switching facilities and a statewide cellular network. In addition, the Company recently purchased fiber capacity for high-speed links within Alaska and for termination of traffic in the lower 48 states. The Company plans to continue enhancing its network to meet customer demand for increased bandwidth and advanced services. See "Business -- Network Facilities".

        Local Telephone. ACS Holdings' primary properties consist of 168 switching facilities serving 74 exchanges. The Company owns most of its administrative and maintenance facilities, central office and remote switching platforms and transport and distribution network facilities. ACS Holdings leases its corporate headquarters located in Anchorage.

        ACS Holdings' transport and distribution network facilities include a fiber optic backbone and copper wire distribution facilities that connect customers to remote switch locations or to the central office and to points of presence or interconnection with interexchange carriers. These facilities are located on land pursuant to permits, easements or other agreements.

        Cellular. ACS Holdings has 75 cell sites and four repeaters that cover all major population centers and highway corridors throughout Alaska. In most cases, the Company leases the land on which these sites are located.

        Substantially all of the Companies assets (including those of its subsidiaries) are pledged as collateral for its senior obligations. See Note 7 "Long-term Obligations" to the Alaska Communications Systems Holdings, Inc. Consolidated Financial Statements.

ITEM 3.        LEGAL PROCEEDINGS

        The Company and its Parent are involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows. Some of these regulatory proceedings are described under "Business -- Regulation".


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of security holders during the fourth quarter of 1999.

EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

        Set forth below are the executive officers and directors of ACS Holdings as of the date hereof:

NAME                          AGE     POSITION
Charles E. Robinson           66      Chairman and Chief Executive Officer
Wesley E. Carson              49      President and Chief Operating Officer
Donn T. Wonnell               53      Executive Vice President, General Counsel and Secretary
Michael E. Holmstrom          57      Senior Vice President and Chief Financial Officer
John Ayers                    57      Senior Vice President of Marketing and Sales
F. Scott Davis                64      Senior Vice President of Non-Regulated Operations
Kevin P. Hemenway             39      Vice President and Treasurer
Carl H. Marrs                 50      Director
Byron I. Mallott              57      Director
W. Dexter Paine, III          39      Director
Saul A. Fox                   46      Director
Wray T. Thorn                 28      Director


        CHARLES E. ROBINSON, ACS Holding's Chairman and Chief Executive Officer since May 1999, has over four decades of experience in the telecommunications industry. Mr. Robinson was instrumental in creating Alaska's long distance communications systems, including the White Alice Communications System, beginning in the late 1950's. Between 1979 and 1982, Mr. Robinson served as President of Alascom, the state's primary long distance carrier at the time. Under his guidance, Alascom developed the first statewide long distance service network in Alaska, connecting with more than 27 independent local companies. Mr. Robinson served as President and Chief Operating Officer of Pacific Telecom from 1981 until its sale to CenturyTel in 1997 and was appointed Chairman and Chief Executive Officer in 1989. Mr. Robinson remained as President and Chief Executive officer at Pacific Telecom until February 1999. Mr. Robinson has been a member of the National Security Telecommunications Advisory Committee for the last 18 years, having been appointed by President Reagan. Mr. Robinson has also served on the Board of Directors of the United States Telecommunications Association from 1993 to 1995 and from 1999 to the present.

        WESLEY E. CARSON, ACS Holding's President and Chief Operating Officer, has been with the Company since its inception. On October 7, 1999, Mr. Carson (previously an Executive Vice President) was appointed President and Chief Operating Officer. Mr. Robinson had previously held the title of President. Mr. Carson has over 20 years of telecommunications experience. He began his career in telecommunications in 1980 with TRT Telecommunications Corporation, an international data and voice carrier located in Washington, D.C. that was acquired by Pacific Telecom in 1988. From 1989 to 1998, Mr. Carson served as the Vice President of Human Resources for Pacific Telecom. In 1998, Mr. Carson became the Director of Human Resources for PacifiCorp and was responsible for administrative services, the planning, development, implementation and administration of human resources policies and procedures and employee relations. From July 1998 to May 1999, Mr. Carson served as the Executive Vice President of LEC Consulting. Mr. Carson has been involved with labor issues for nearly 20 years and an active participant in Alaska labor relations since 1989. Mr. Carson holds a B.A. in International Relations from Brigham Young University, a Master of Public Administration degree from the University of Illinois-Springfield and a J.D. from Georgetown University.

        DONN T. WONNELL is Executive Vice President, General Counsel and Secretary, a position he has held since June 1999. Mr. Wonnell has worked in the telecommunications industry for more than 20 years. Mr. Wonnell served as Vice

President for legal, regulatory and legislative affairs of Pacific Telecom until the merger of Pacific Telecom into CenturyTel at the end of 1997. Prior to joining Pacific Telecom, Mr. Wonnell served as President of the Telecommunications and Energy Division of California Pacific Utilities in San Francisco, and, earlier, as Vice President and General Counsel of RCA Alaska Communications in Anchorage. Mr. Wonnell holds a B.A. from the College of William & Mary and a J.D. from the University of Pennsylvania School of Law. Mr. Wonnell has been admitted to practice before the bars of Alaska, California, Pennsylvania and the District of Columbia.

        MICHAEL E. HOLMSTROM, ACS Holdings' Senior Vice President and Chief Financial Officer since January 1999, is responsible for the Company's financial, accounting, tax and business development functions. Mr. Holmstrom's career in telecommunications spans 35 years. Since 1990, he has consulted, served as Chief Operating Officer for Spectrum Network Systems, Ltd. in Sydney, Australia, and as Chief Financial Officer for Atlantic Tele-Network in the U.S. Virgin Islands. From 1983 through 1989 he was Vice President of Unregulated Operations, Chief Financial Officer and then President of CP National Corporation, a telecommunications provider that merged with Alltel Corporation in December 1988. Mr. Holmstrom was Vice President of Finance at Alascom from 1976 through 1980, and Vice President of Financial and Business Planning at Pacific Telecom, Alascom's parent corporation, from 1980 to 1981. Mr. Holmstrom has a B.S. in Business Administration from Gannon University.

        JOHN R. AYERS is Senior Vice President of Marketing and Sales, a position he has held since May 1999. Mr. Ayers has more than 20 years of experience in the telecommunications industry. As President and co-founder of e.Net, Ltd. in 1996, Mr. Ayers served as a consultant to a variety of established and start-up businesses. From February 1983 through August 1995, Mr. Ayers held various leadership positions with Pacific Telecom and its subsidiaries, including Executive Vice President of Pacific Telecom Services Company, with responsibility for strategic planning, marketing and business development, and Executive Vice President and General Manager of Alascom, Inc., Alaska's largest interexchange carrier. Mr. Ayers holds a bachelor's degree in management from Golden Gate University.

        F. SCOTT DAVIS was appointed as Senior Vice President of Non-Regulated Operations on February 9, 2000. He is responsible for the Company's nonregulated communications enterprises, including cellular, long-distance, Internet and wireless cable television operations. Prior to his appointment, he served as President and Chief Operating Officer of MACtel since August of 1995. Mr. Davis has been with MACtel since 1990, previously serving as Sales and Marketing Manager, and then General Manager. Mr. Davis has more than 30 years of experience in the wireless industry, beginning in 1966 at Airsignal International, Inc., where he advanced to the position of Executive Vise President before he left in 1982. From 1982 to 1987, he served as Senior Vice President and General Manager for McCaw Communications Companies, Inc., with responsibility for Alaska and Hawaii. Mr. Davis worked in Alaska as a communications broker and consultant from 1987 to 1990. Mr. Davis holds a B.B.A. degree from Washburn University.

        KEVIN P. HEMENWAY joined ACS Holdings as Vice President and Treasurer in July 1999 with 10 years of prior experience in the telecommunications industry. Before joining the Company, Mr. Hemenway served as the Chief Financial Officer and Treasurer of Atlantic Tele-Network, Inc. based in the U.S. Virgin Islands. From January 1990 to October 1998, as an independent consultant, Mr. Hemenway performed financial, accounting, management and rate making consulting services for the telecommunications industry, principally for Atlantic Tele-Network, Inc. and its subsidiaries. From 1986 through 1989, Mr. Hemenway was employed by Deloitte & Touche LLP as a CPA and manager, performing both audit and consulting services and from 1983 to 1986, was employed by Grant Thornton as a CPA and senior staff accountant. Mr. Hemenway graduated from Creighton University in 1982 with a B.S.B.A., majoring in accounting, and is a non-practicing CPA certificate holder registered in the State of Nebraska.

        CARL H. MARRS, a director since July 1999, is President and Chief Executive Officer of Cook Inlet Region, Inc. ("Cook Inlet"). Mr. Marrs has been with Cook Inlet for approximately 25 years. During that period Mr. Marrs has been employed in a series of management positions, culminating in his appointment as President in 1986. Mr. Marrs attended the Stanford University School of Business for Executives in 1983 and the Amos Tuck School of Business at Dartmouth College in 1986.

        BYRON I. MALLOTT, a director since January 2000, is the President and Chief Executive Officer of the First Alaskans Foundation. From 1995 until January 2000, Mr. Mallott served as the Executive Director of the Alaska Permanent Fund Corporation. Prior to joining the Alaska Permanent Fund Corporation, Mr. Mallott served in various capacities, including Director, Chairman and President and Chief Executive Officer of Sealaska Corporation over a period of nearly 20 years. Mr. Mallott has also served in various political appointments and elected positions.

        W. DEXTER PAINE, III, a director since July 1998, was a Co-founder and has been President of Fox Paine & Company since its inception in 1997. From 1994 until founding Fox Paine, Mr. Paine served as a senior partner of Kohlberg & Company. Prior to joining Kohlberg & Company, Mr. Paine served as a general partner at Robertson Stephens & Company. Mr. Paine has a B.A. in economics from Williams College.

        SAUL A. FOX, a director since May 1999, was a Co-founder and has been Chief Executive Officer of Fox Paine & Company since its inception in 1997. From 1984 until founding Fox Paine & Company, Mr. Fox was at Kohlberg Kravis & Roberts & Co. Prior to joining KKR, Mr. Fox was an attorney at Latham & Watkins, a law firm headquartered in Los Angeles, California. Mr. Fox has a B.S. in communications and computer science from Temple University and a J.D. from the University of Pennsylvania Law School.

        WRAY T. THORN, a director since January 2000, has also been a director with Fox Paine & Company since January 2000. From 1996 until joining Fox Paine & Company, Mr. Thorn was a principal and founding member of Dubilier & Company. Prior to joining Dubilier & Company, Mr. Thorn was an associate in the Acquisition Finance Group of Chase Securities, Inc. Mr. Thorn is a graduate of Harvard University.

        SANJAY SWANI, a director during 1999, left the board in June 1999 for personal reasons unrelated to ACS Holdings.

        J. RUSSELL TRIEDMAN, a director since June 1999, left the board in October 1999 for personal reasons unrelated to ACS Holdings.

        JASON B. HURWITZ, a director since October 1999, left the board in January 2000 for personal reasons unrelated to ACS Holdings.

                                           PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company is a wholly owned subsidiary of ACS Group, and as such has no publicly traded equity securities. ACS Group's Common Stock, $.01 par value, was first listed on the NASDAQ National Market on November 18, 1999 under the symbol "ALSK". Prior to November 18, 1999, there was no public market for ACS Group's Common Stock. The following table sets forth quarterly market price ranges for ACS Group's Common Stock in 1999 for the period during which it was publicly traded:

          1999 QUARTERS                                     HIGH      LOW
          -------------                                     -----     ---
          4th (from November 18 through December 31)        16        12

        The approximate number of holders of record of Common Stock of ACS Group as of March 13, 2000 was 46.

DIVIDENDS

        The Company's parent, ACS Group, has never declared or paid any cash dividends on its common stock. ACS Group intends to retain its earnings, if any, to finance the development and expansion of its business, and, therefore, it does not anticipate paying any cash dividends in the foreseeable future. Moreover, ACS Group's ability to declare and pay cash dividends on its common stock is restricted by covenants in ACS Holdings' senior credit facility and in the indentures governing its senior discount debentures and ACS Holdings' senior subordinated notes.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED HISTORICAL FINANCIAL DATA

        The following table sets forth selected historical consolidated financial data of ACS Holdings. Consider the following points in connection with the table:

        - The selected historical consolidated operating data for the year ended December 31, 1999 include the operating results of CenturyTel's Alaska properties and ATU from their acquisition on May 14, 1999 through December 31, 1999.

        - "EBITDA" is net income before interest expense, income taxes, depreciation and amortization and extraordinary items. EBITDA is not intended to represent cash flow from operations as defined under generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of the Company's operating performance or cash flows. EBITDA is presented because management believes it is a useful financial performance measure for comparing companies in the telecommunications industry in terms of operating performance and ability to satisfy debt service, capital expenditures and working capital requirements.

        -      "EBITDA margin" is EBITDA divided by total operating revenues.

        The selected historical consolidated financial data below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements of ACS Holdings and the related notes which are included elsewhere in this Form 10-K.

                  ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
                      For the Year Ended December 31, 1999
                             (Dollars in Thousands)




OPERATING DATA:
Operating revenues:
   Local telephone:
      Local network service                              $  60,989
      Network access service                                67,174
      Directory advertising                                 17,713
      Deregulated and other revenue                         13,275
                                                         ---------
   Total local telephone                                   159,151
   Cellular                                                 24,882
   Interexchange network, data services and other            9,586
                                                         ---------
      Total operating revenues                             193,619
Operating expenses:
   Local telephone                                         106,266
   Cellular                                                 15,922
   Interexchange network data services and other            14,838
   Depreciation and amortization                            40,306
                                                         ---------
      Total operating expenses                             177,332
Operating income                                            16,287
Other income and expense:
   Interest expense                                        (37,517)
   Interest and other income                                   426
   Equity in loss of minority investments                     (198)
                                                         ---------
      Total other income and expense                       (37,289)
                                                         ---------
Loss before income tax benefit                             (21,002)
Income tax benefit                                             301
                                                         ---------
Net Loss                                                   (20,701)
                                                         =========

OTHER FINANCIAL DATA:
Cash used by operating activities                        $ (50,648)
Cash used by investing activities                         (774,368)
Cash provided by financing activities                      833,741
EBITDA                                                      56,593
EBITDA margin                                                 29.2%
Capital expenditures                                       (74,052)

OTHER DATA (END OF PERIOD)
Access lines in service                                    325,608
Cellular subscribers                                        73,068
Cellular penetration                                          15.9%

BALANCE SHEET DATA (END OF PERIOD)
Total assets                                             $ 937,711
Long-term debt including current portion                   598,407
Stockholders' equity                                       266,541

SELECTED HISTORICAL COMBINED FINANCIAL DATA--CENTURYTEL'S ALASKA PROPERTIES

        The following table sets forth selected historical combined financial data of CenturyTel's Alaska properties. Consider the following points in connection with the table:

        - The Company derived the selected historical combined financial data for each of the three years in the period ended December 31, 1998 and as of December 31, 1997 and 1998 from the audited combined financial statements and the related notes of CenturyTel's Alaska properties which are included elsewhere in this Form 10-K.

        - The Company derived the selected historical combined financial data for the year ended December 31, 1995 and as of December 31, 1995 and 1996, from the unaudited combined financial statements of CenturyTel's Alaska properties which are not included in this Form 10-K.

        - Century acquired its Alaska properties on December 1, 1997 as part of its acquisition of Pacific Telecom. This acquisition was accounted for as a purchase, resulting in a pushdown of $248 million of goodwill to CenturyTel's Alaska properties.

        - The financial statements for the 11-month period ended November 30, 1997 and prior periods have been presented on Pacific Telecom's basis of accounting, while the financial statements as of December 31, 1997, the one-month period ended December 31, 1997 and subsequent periods have been presented on CenturyTel's basis of accounting.

        - The financial statements of CenturyTel's Alaska properties include the results of the City of Fairbanks Telephone Operation from October 6, 1997, the date of its acquisition. This acquisition was accounted for as a purchase.

        - On December 31, 1997, the cellular operations in Fairbanks were sold to ATU. The Fairbanks cellular property had 5,497 subscribers at the time of the sale.

        The selected historical combined financial data below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the combined financial statements of CenturyTel's Alaska properties and the related notes which are included elsewhere in this Form 10-K.

                                                                     CenturyTel's Alaska Properties
                                                  -----------------------------------------------------------------------------
                                                                                                         Century Telephone
                                                               Pacific Telecom                           Enterprises, Inc.
                                                  -------------------------------------------        --------------------------
                                                                                  Jan. 1, 1997     Dec. 1, 1997         Year
                                                                                   to Nov. 30,       to Dec 31,         Ended
                                                     1995             1996             1997             1997             1998
                                                  ---------        ---------        ---------        ---------        ---------
OPERATING DATA:
Operating revenues:
    Local telephone                               $  70,540        $  75,950        $  79,330        $  10,255        $ 121,933
    Cellular                                          4,531            4,823            5,120              181            2,576
                                                  ---------        ---------        ---------        ---------        ---------
       Total operating revenues                      75,071           80,773           84,450           10,436          124,509

Operating expenses:
    Local telephone                                  38,043           41,789           42,404            6,434           72,008
    Cellular                                          3,147            3,381            3,082              147            2,128
    Depreciation and amortization                    14,316           15,348           15,823            2,466           30,459
                                                  ---------        ---------        ---------        ---------        ---------
       Total operating expenses                      55,506           60,518           61,309            9,047          104,595

Operating income                                     19,565           20,255           23,141            1,389           19,914

Interest expense, net                                (2,331)          (1,996)          (2,169)            (171)          (1,405)
Other income (expense)                               (1,020)             (33)            (298)              53              356
                                                  ---------        ---------        ---------        ---------        ---------

Income before income taxes                           16,214           18,226           20,674            1,271           18,865
Income taxes                                          5,713            6,737            7,746              736            9,218
                                                  ---------        ---------        ---------        ---------        ---------
Net income                                        $  10,501        $  11,489        $  12,928        $     535        $   9,647
                                                  =========        =========        =========        =========        =========

OTHER FINANCIAL DATA:
Cash provided by operating activities             $  29,917        $  34,589        $  21,213        $   5,588        $  38,291
Cash provided (used) by investing activities        (19,587)         (20,611)         (13,554)          (3,279)         (26,664)
Cash provided by financing activities               (10,578)         (12,947)          (8,209)          (2,563)          (6,770)
EBITDA                                               32,861           35,570           38,666            3,908           50,729
EBITDA margin                                          43.8%            44.0%            45.8%            37.4%            40.7%
Capital expenditures                                 19,437           20,465           14,575            1,825           26,799

OTHER DATA (END OF PERIOD):
Access lines in service                              77,660           82,969                -          124,869          131,858
Cellular subscribers                                  3,950            5,573                -            2,096            2,945
Cellular penetration                                    2.7%             3.8%               -              3.7%             5.2%

BALANCE SHEET DATA (END OF PERIOD):
Total assets                                      $ 161,323        $ 162,834                -        $ 459,175        $ 472,660
Long-term debt including current portion             43,616           44,294                -           42,950           43,408
Stockholders' equity                                 90,841           92,137                -          391,314          400,962

SELECTED HISTORICAL FINANCIAL DATA--ATU

        The following table sets forth selected historical financial data of ATU. Consider the following points in connection with the table:

        - ACS Holdings derived the selected historical financial data for each of the three years in the period ended December 31, 1998 and as of December 31, 1997 and 1998 from the audited financial statements and the related notes of ATU which are included elsewhere in this Form 10-K.

        - ACS Holdings derived the selected historical financial data for the year ended December 31, 1995 and as of December 1995 and 1996 from the audited financial statements of ATU which are not included in this Form 10-K.

        - "Other income (expense)" includes the equity in earnings (losses) from minority investments.

        - During the periods presented, ATU was a public utility of the Municipality of Anchorage and was exempt from federal and state income taxes.

        - Net cash data includes information from ATU financial statements prepared in accordance with governmental accounting standards. The differences between governmental accounting standards and the standards promulgated by the Financial Accounting Standards Board, and their impact on ATU's financial statements are discussed in Note 1 to the financial statements of Municipality of Anchorage Telephone Utility Fund which are included elsewhere in this Form 10-K.

        - On June 1, 1999, as part of the consolidation of its operating and billing systems, ACS Holdings conformed the methodology by which the number of access lines is calculated across all of its local exchanges to that used for CenturyTel's Alaska properties. If the number of ATU's access lines in service at December 31, 1998 was computed under this same method, the number of access lines at ATU would increase by 4,940 and the total number of access lines would equal 305,334 and the combined growth percentage would be 6.6% for 1999. Due to limited data available to ACS Holdings, no adjustments to the access lines in service for any year prior to 1998 have been computed.

        The selected historical financial data below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements of ATU and the related notes which are included elsewhere in this Form 10-K.

                                                                              ATU
                                                  ------------------------------------------------------------
                                                       1995             1996             1997             1998
OPERATING DATA:
Operating revenues:
     Local telephone                              $ 110,011        $ 113,415        $ 116,555        $ 121,057
     Cellular                                        12,670           16,897           21,845           29,225
     Long distance                                        -                2            1,541            6,815
                                                  ---------        ---------        ---------        ---------
        Total operating revenues                    122,681          130,314          139,941          157,097

Operating expenses:
     Local telephone                                 73,024           75,980           74,994           74,240
     Cellular                                         9,727           12,379           14,455           19,961
     Long distance                                        -              543            4,644           10,395
     Depreciation and amortization                   19,258           20,496           26,839           29,608
                                                  ---------        ---------        ---------        ---------
        Total operating expenses                    102,009          109,398          120,932          134,204

Operating income                                     20,672           20,916           19,009           22,893

Interest expense, net                                (6,706)          (6,840)          (6,768)          (6,427)
Other income (expense)                                 (322)            (219)            (123)          (2,896)
                                                  ---------        ---------        ---------        ---------
Income before income taxes                           13,644           13,857           12,118           13,570
Income taxes                                              -                -                -                -
                                                  ---------        ---------        ---------        ---------
Net income                                        $  13,644        $  13,857        $  12,118        $  13,570
                                                  =========        =========        =========        =========
OTHER FINANCIAL DATA:
Cash provided by operating activities             $  43,412        $  42,120        $  46,641        $  53,207
Cash provided (used) by investing activities          1,057             (787)          (3,665)          (5,659)
Cash provided (used) by financing activities        (53,518)         (30,095)         (46,916)         (33,580)
EBITDA                                               39,608           41,193           45,725           49,605
EBITDA margin                                          32.3%            31.6%            32.7%            31.6%
Capital expenditures                                 27,958           24,958           35,187           29,644

OTHER DATA (END OF PERIOD):
Access lines in service                             147,934          154,752          158,486          168,536
Cellular subscribers                                 24,855           37,651           53,035           63,627
Cellular penetration                                    8.4%            12.6%            13.3%            15.8%

BALANCE SHEET DATA (END OF PERIOD):
Total assets                                      $ 289,903        $ 308,810          323,124        $ 350,245
Long-term debt including current portion            123,009          146,412          151,945          172,521
Stockholders' equity                                126,839          132,596          136,414          141,884

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

        This discussion and analysis should be read in conjunction with the financial statements and related notes, and the other financial information included elsewhere in this Form 10-K.

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.

        ACS Holdings (formerly known as ALEC Acquisition Corp.) was formed in 1998 by Fox Paine & Company, members of the former senior management team of Pacific Telecom, and other experienced telecommunications industry executives. In May 1999, the Company acquired CenturyTel's Alaska properties and Anchorage Telephone Utility or ATU. CenturyTel's Alaska properties were the incumbent provider of local telephone services in Juneau, Fairbanks and more than 70 rural communities in Alaska and provided Internet services to customers statewide. CenturyTel's Alaska properties included PTIC, TUA and TUNI. ATU was the largest local exchange carrier in Alaska and provided local telephone and long distance services primarily in Anchorage and cellular services statewide. ATU provided long distance services through ATU Long Distance, Inc. and cellular services through MACtel, Inc. On October 29, 1999, the Parent changed its name from ALEC Holdings, Inc. to Alaska Communications Systems Group, Inc.

        Prior to the consummation of the acquisitions of CenturyTel's Alaska properties and ATU in May 1999, ACS Holdings had no operations. Accordingly, the following discussion should be read in conjunction with the Company's consolidated financial statements and the related notes, the combined financial statements and the related notes of CenturyTel's Alaska properties and the financial statements and the related notes of ATU included herein.

        Today, ACS Holdings generates revenue through:

        -      the provision of local telephone services, including:

        - basic local service to retail customers within ACS Holdings' service areas,

        -      wholesale service to competitive local exchange carriers,

        - network access services to interexchange carriers for origination and termination of interstate and intrastate long distance phone calls,

        -      enhanced services,

        -      ancillary services, such as billing and collection, and

        -      universal service payments;

        -      the provision of wireless services;

        - the provision of interexchange network services, data services and other services, and;

        -      the provision of wireless cable television services.

        ACS Holdings also recognizes its proportionate share of the net income or loss of its minority-owned investments.

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

        Changes in revenue are largely attributable to changes in the number of access lines, local service rates and minutes of use. Other factors can also impact revenue, including:

        -      intrastate and interstate revenue settlement methodologies,

        -      authorized rates of return for regulated services,

        - whether an access line is used by a business or residential subscriber,

        -      intrastate and interstate calling patterns,

        -      customers' selection of various local rate plan options,

        - selection of enhanced calling services, such as voice mail, or other packaged products, such as cellular and Internet and

        -      other subscriber usage characteristics.

        Local exchange carriers have two basic tiers of customers:

        - end users located in the local exchanges that pay for local telephone service including, in ACS Holdings' case, retail, resale and unbundled network elements end users and

        - interexchange carriers that pay the local exchange carrier for access to customers located within that local exchange carrier's local service area.

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

        ACS Holdings' local service rates for end users are authorized by the RCA. Authorized rates are set by the FCC and the RCA for interstate and intrastate access charges, respectively, and may change from time to time.

        ATU has historically provided long distance service both through leased facilities and as a reseller of other carriers' long distance services. ACS Holdings recently purchased $19.5 million of long distance fiber capacity for high-speed links within Alaska and for termination of traffic in the lower 48 states. The Company has migrated long distance traffic from leased circuits onto its own network infrastructure. As a result, ACS Holdings expects that in future periods operating expenses relating to leased circuits will be lower, but depreciation relating to the purchased capacity will be higher.

RESULTS OF OPERATIONS

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS - TWELVE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO TWELVE MONTHS ENDED DECEMBER 31, 1998

        The following unaudited table summarizes ACS Holdings' combined operations for the years ended December 31, 1999 and December 31, 1998. For the year ended December 31, 1999, the summary information represents the combined historical results of CenturyTel's Alaska properties and ATU from January 1, 1999 through acquisition on May 14, 1999 and ACS Holdings' consolidated operating results for the period from May 15, 1999 to December 31, 1999. For the year ended December 31, 1998, the summary information represents the historical combined operating results of CenturyTel's Alaska properties and ATU. Certain reclassifications have been made to the 1998 combined financial statements of CenturyTel's Alaska properties and ATU in order to conform with the current presentation of ACS Holdings' financial data.

                                                                YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                                 1998            1999
                                                              ---------       ---------
                                                                      (in thousands)
     Operating revenues
       Local telephone:
          Local network service                               $  93,079       $  95,999
          Network access revenue                                 98,578         105,366
          Directory advertising                                  26,507          27,911
          Deregulated revenue and other                          19,644          19,698
                                                              ---------       ---------
       Total local telephone                                    237,808         248,974
       Cellular                                                  31,801          36,090
       Interexchange network, data services and other            11,997          15,461
                                                              ---------       ---------
             Total operating revenues                           281,606         300,525

     Operating expenses
       Local telephone                                          141,933         160,200
       Cellular                                                  22,089          24,315
       Interexchange network, data services and other            14,710          22,170
       Depreciation and amortization                             60,067          61,114
                                                              ---------       ---------
          Total operating expenses                              238,799         267,799
                                                              ---------       ---------

     Operating income                                            42,807          32,726

     Other income and expense:
       Interest expense                                         (12,982)        (42,043)
       Interest and other income                                  5,555           2,899
       Equity in earnings (loss) of minority investments         (2,945)         (1,569)
                                                              ---------       ---------
          Total other income and expense                        (10,372)        (40,713)
                                                              ---------       ---------

     Income (loss) before income taxes                           32,435          (7,987)
     Income taxes                                                 9,218           3,643
                                                              ---------       ---------
     Net income (loss)                                        $  23,217       $ (11,630)
                                                              =========       =========

OPERATING REVENUES

        Operating revenues increased $18.9 million, or 6.7% for the twelve months ended December 31, 1999 compared to the twelve months ended December 31, 1998. Local telephone, cellular and interexchange network, data services and other revenues all increased compared to the prior twelve-month period.

        Local Telephone

        Local telephone revenues, which consist of local network service, network access revenue, directory advertising and deregulated and other revenues, increased $11.2 million, or 4.7%, for the twelve months ended December 31, 1999 compared to the twelve months ended December 31, 1998.

        The local service revenue component of local telephone revenues was $96.0 million during 1999 compared with $93.1 million during 1998 -- an increase of $2.9 million or 3.1% over the prior year. This increase corresponds with the growth in average total access lines in service of 6.7%, partially offset by the growth in lower margin wholesale and unbundled network element lines as a component of access line growth in the Anchorage market. Although there can be no assurances, management believes that retail line losses to competition will be minimal in the future.

        Network access revenues increased by $6.8 million, or 6.9%, from $98.6 million in 1998 to $105.4 million in 1999. Approximately $3.7 million of this increase is due to the recording by ATU of $1.9 million of 1998 revenue true-ups in 1999, prior to its acquisition by ACS Holdings. Management expects that access revenues will grow at a lesser rate than access line growth for the foreseeable future.

        Directory advertising revenues increased by $1.4 million, or 5.3%, from $26.5 million in 1998 to $27.9 million in 1999. This growth corresponds with the growth in average access lines in service during 1999 over 1998 from 295,580 during 1998 to 315,471 during 1999, or an increase of 6.7%.

        Deregulated and other revenues, consists principally of billing and collection services, space and power rents, deregulated equipment sales, paystation revenues and other miscellaneous telephone revenues.

        Cellular

        Cellular revenues increased $4.3 million, or 13.5%, to $36.1 million for the twelve months ended December 31, 1999 compared to $31.8 million for the twelve months ended December 31, 1998. This growth in revenue is due to growth in average cellular subscribers in service to 69,820 during 1999 from 60,852 during 1998, or a growth rate of 14.7%.

        Interexchange Network Data Services and Other

        Interexchange network, data services and other revenues include principally long distance, data and Internet services revenues. These revenues increased from $12.0 million in 1998 to $15.5 million in 1999 -- an increase of $3.5 million, or 28.9%. $3.6 million of this increase is due to an increase in long distance revenues from $6.8 million to $10.4 million and long distance minutes of use from 41.5 million minutes to 67.7 million minutes for 1998 and 1999, respectively.


        OPERATING EXPENSES

        Operating expenses increased $29.0 million, or 12.1%, from $238.8 million for the twelve months ended December 31, 1998 to $267.8 million for the twelve months ended December 31, 1999. Operating expenses increased to 89.1% of revenues for the twelve months ended December 31, 1999 from 84.8% of revenues for the twelve months ended December 31, 1998. During 1999, the Company incurred one-time and transaction related costs associated with the acquisitions of CenturyTel's Alaska properties and ATU of $8.2 million. The Company also incurred $6.1 million of compensation expense in connection with options granted below fair value at the date of grant, which vested fully upon the completion of ACS Group's initial public offering. Adjusted for these non-recurring items, operating expenses would have been $253.5 million for 1999 compared with $238.8 million for 1998, or 84.4% and 84.8% of revenues for 1999 and 1998, respectively.

        Local Telephone

        The components of local telephone expense are plant specific operations, plant non-specific operations, customer operations, corporate operations and property and other operating tax expense. Depreciation and amortization associated with the operation of the local telephone segment is included in total depreciation and amortization. Local telephone expenses increased from $141.9 million for the year ended December 31, 1998 to $160.2 million for the year ended December 31, 1999 - an increase of $18.3 million, or 12.9%. These expense categories included the one-time and transaction related costs associated with the acquisitions of $7.1 million and approximately $5.7 of the compensation expenses as described in the preceding paragraph. Without these non-recurring costs and compensation expense, local telephone expense would have been approximately $147.4 million for 1999 compared to $141.9 million in 1998, or an increase of $5.5 million or 3.9%. As adjusted, local telephone expense represented 59.7% of local telephone revenue for 1998 and 59.2% for 1999.

        Cellular

        Cellular expenses increased $2.2 million, or 10.1%, for the twelve months ended December 31, 1999 compared to the twelve months ended December 31, 1998. Cellular expenses included approximately $300,000 of compensation expense as previously described. Adjusted for the compensation expense, cellular expense was $24.0 million in 1999 compared to $22.1 million in 1998 - an increase of $1.9 million or 8.7% from 1998 to 1999. Cellular expense was 69.5% of cellular revenues for 1998 and, as adjusted for compensation expense, 66.5% of cellular revenues for 1999. Management expects that cellular expenses as a percentage of cellular revenue will continue to decline as cellular penetration and subscribers increase over time.

        Interexchange Network, Data Services and Other

        Interexchange network, data services and other expenses increased by $7.5 million, or 50.7%, and increased as a percentage of revenue from 122.6% in 1998 to 143.4% in 1999. The increase in interexchange network, data services and other was the result of additional circuit and other costs associated with developing the Company's statewide network and Internet infrastructure and increases in minutes of use for long distance as discussed above.

        DEPRECIATION AND AMORTIZATION

        Depreciation and amortization expense increased $1.0 million, or 1.7%, due principally to increases in plant in service for the twelve months ended December 31, 1999 over the corresponding period of 1998.

        INTEREST EXPENSE

        Interest expense increased $29.1 million, or 223.9%, for the twelve months ended December 31, 1999 as compared to the year ended December 31, 1998 due to $591.7 million of debt incurred in connection with the acquisitions of CenturyTel's Alaska properties and ATU.

        INCOME TAXES

        ACS Holdings has fully reserved the income tax benefit resulting from the consolidated losses incurred since the date of the acquisitions of CenturyTel's Alaska properties and ATU. Income taxes reflected in the combined financial statements are substantially those of the predecessor entities. See
Note 8, "Income Taxes," to the Alaska Communications Systems Holdings, Inc. Consolidated Financial Statements for further discussion.

        NET INCOME

        The decrease in net income is primarily a result of the factors discussed above and, in particular, the decrease in operating margin of $10.1 million and the increase in interest expense of $29.1 million as a result of the financing of the acquisitions.

CENTURYTEL'S ALASKA PROPERTIES

        Century acquired its Alaska properties on December 1, 1997 as part of its acquisition of Pacific Telecom from PacifiCorp Holdings, Inc. On October 6, 1997, prior to their acquisition by Century, CenturyTel's Alaska properties acquired the assets of the City of Fairbanks Telephone Operation. On December 31, 1997, CenturyTel's Alaska properties sold their Alaska rural statistical area, or RSA, #1 B-side cellular property in Fairbanks to ATU. The operating results of this divested property are included in the historical operating results of CenturyTel's Alaska properties.

        The following table summarizes each component of CenturyTel's Alaska properties' revenue sources for the years ended December 31, 1997 and 1998:


                                  Year Ended December 31,
                                ----------------------
                                    1997          1998
                                --------      --------
Local telephone:
        Local service           $ 26,937      $ 37,255
        Network access            50,298        64,321
        Other                     12,350        20,357
                                --------      --------
     Total local telephone        89,585       121,933
     Cellular                      5,301         2,576
                                --------      --------
        Total                   $ 94,886      $124,509
                                ========      ========


        CenturyTel's Alaska properties' operating expenses are categorized as: cost of sales and operating expenses--telephone; cost of sales and operating expenses--wireless; and depreciation and amortization. Cost of sales and operating expenses--telephone are those operating expenses incurred by CenturyTel's Alaska properties in connection with their local telephone business, including the operation of their central offices and outside plant facilities and related operations, customer service, marketing and other general and administrative expenses and allocated corporate expenses. Cost of sales and operating expenses--wireless are those operating expenses incurred by CenturyTel's Alaska properties in connection with the operation of their wireless facilities and transmission of wireless services, customer service, marketing and other general and administrative expenses and allocated corporate expenses.

CENTURYTEL'S ALASKA PROPERTIES--FISCAL YEAR ENDED DECEMBER 31, 1998 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1997

        The financial statements of CenturyTel's Alaska properties reflect the combined results of CenturyTel's Alaska properties, including TUA, which operates in Juneau, TUNI, which operates in numerous rural communities, and the Alaska RSA #3 cellular property for the years ended December 31, 1997 and 1998. Additionally, the results of the City of Fairbanks Telephone Operation are reflected from the date of acquisition, October 6, 1997. The Alaska RSA #1 B-side cellular property was divested on December 31, 1997 to comply with FCC cross-ownership restrictions. The operating results of this property are included in the financial statements for the year ended December 31, 1997 as follows:

                      Year Ended
                      December 31,
                         1997
                        ------
Revenues                $3,100
Operating expenses       1,643
Depreciation               424
                        ------
Operating income        $1,033
                        ======

        OPERATING REVENUES

        Combined operating revenues increased 31.2% to $124.5 million for the year ended December 31, 1998 as compared to $94.9 million for the year ended December 31, 1997. Local telephone operating revenues increased 36.0% to $121.9 million for the year ended December 31, 1998 as compared to $89.6 million for the year ended December 31, 1997. Cellular revenues decreased 51.4% to $2.6 million for the year ended December 31, 1998 as compared to $5.3 million for the year ended December 31, 1997. Ownership of the City of Fairbanks Telephone Operation for a full year in 1998 versus a partial year in 1997 accounted for $21.0 million of the total $29.6 million increase in combined operating revenues.

        Local Telephone

        Local telephone revenues increased 36.0% to $121.9 million for the year ended December 31, 1998 as compared to $89.6 million for the year ended December 31, 1997. Of this increase, $21.0 million was due to the full year of ownership of the City of Fairbanks Telephone Operation in 1998 versus a partial year in 1997, $4.2 million was due to higher access revenues at TUA and TUNI, $1.5 million was due to higher local service revenues at TUA and TUNI and $0.4 million was due to higher other revenues. The increase in local service revenues was due to a 5.6% growth in access lines from December 31, 1997 to December 31, 1998. Growth in access revenues was primarily the result of a higher revenue requirement due to higher expenses for the year ended December 31, 1998 as compared to the year ended December 31, 1997.

        Cellular

        Cellular revenues decreased 51.4% to $2.6 million for the year ended December 31, 1998 as compared to $5.3 million for the year ended December 31, 1997. Improved results of the Alaska RSA #3 property increased revenues $0.4 million for the year ended December 31, 1998 as compared to the year ended December 31, 1997. The divestiture of the Alaska RSA #1 B-side cellular property decreased cellular revenue by $3.1 million for the year ended December 31, 1998 as compared to the year ended December 31, 1997.

        OPERATING EXPENSES

        Local Telephone

        Cost of sales and operating expenses--telephone increased 47.5% to $72.0 million for the year ended December 31, 1998 as compared to $48.8 million for the year ended December 31, 1997. Ownership of the City of Fairbanks Telephone Operation for the full year 1998 versus a partial year in 1997 accounted for $15.0 million of the total increase in cost of sales and operating expenses--telephone. The remaining increase was due primarily to higher expenses at TUA and TUNI local telephone operations, attributable to increased costs necessary to support growth in access lines and higher corporate allocated costs.

        Cellular

        Cost of sales and operating expenses--cellular decreased by 34.1% to $2.1 million for the year ended December 31, 1998 as compared to $3.2 million for the year ended December 31, 1997. In addition, $0.5 million of higher cost of sales and operating expense--cellular was due to increased costs necessary to support the increased number of customers for the Alaska RSA #3 cellular property. The divestiture of the Alaska RSA #1 B-side cellular property decreased expenses by $1.6 million.

        Depreciation and Amortization

        Depreciation and amortization increased $12.2 million to $30.5 million for the year ended December 31, 1998 as compared to $18.3 million for the year ended December 31, 1997. The increase in depreciation and amortization expense was due to higher plant in service balances, amortization of goodwill associated with purchase accounting, higher authorized depreciation rates effective January 1, 1998, as approved by the APUC, and a full year of ownership of the City of Fairbanks Telephone Operation.

        INTEREST EXPENSE, NET

        Interest expense, net decreased 40.0% to $1.4 million for the year ended December 31, 1998 as compared to $2.3 million for the year ended December 31, 1997. The decrease was due to an increase of $4.9 million in cash and cash equivalents and an increase of $11.5 million in affiliated receivable balances at December 31, 1998 as compared to December 31, 1997.

        OTHER INCOME (EXPENSE)

        Other income (expense) is related primarily to non-recurring and non-operating income and expenses. For the year ended December 31, 1998, other income (expense) was $356,000 as compared to $(245,000) for the year ended December 31, 1997.

        INCOME TAXES

        Income taxes increased 8.7% to $9.2 million for the year ended December 31, 1998 as compared to $8.5 million for the year ended December 31, 1997. The increase in income taxes was due to increased taxable income in 1998 as compared to 1997.

        NET INCOME

        As a result of the factors described above, net income decreased $3.8 million to $9.6 million for the year ended December 31, 1998 as compared to $13.4 million for the year ended December 31, 1997.

ATU

        The following table summarizes each component of ATU's revenue sources for the years ended December 31, 1997 and 1998:

                             Year Ended December 31,
                           ----------------------
                               1997          1998
                           --------      --------
Local Telephone:
     Local service         $ 52,007      $ 50,863
     Network access          34,369        34,740
     Other                   30,179        35,454
                           --------      --------
Total local telephone       116,555       121,057
Cellular                     21,845        29,225
Long distance                 1,541         6,815
                           --------      --------
     Total                 $139,941      $157,097
                           ========      ========


        ATU's operating expenses are categorized as: cost of sales and operating expenses--local telephone; cost of sales and operating expenses--cellular; cost of sales and operating expenses--long distance; and depreciation and amortization. Cost of sales and operating expenses--local telephone are those operating expenses incurred by ATU in connection with its local telephone business, including the operation of its central offices and outside plant facilities and related operations, customer service, marketing and other general and administrative expenses and corporate expenses. These expenses included allocations from the Municipality of Anchorage totaling $3.2 million, $3.7 million and $3.2 million for the years ended December 31, 1996, 1997 and 1998, respectively. Management considers these expenses to be comparable to those which would have been incurred on a stand-alone basis and to those it expects to incur in future periods. Cost of sales and operating expenses--cellular are those operating expenses incurred by ATU in connection with the operation of its cellular facilities and transmission of cellular services, customer service, marketing and other general and administrative expenses and corporate expenses. Cost of sales and operating expenses--long distance includes operating expenses incurred by ATU in connection with the provisioning of long distance services.


ATU--FISCAL YEAR ENDED DECEMBER 31, 1998 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1997

        OPERATING REVENUES

        Operating revenues increased 12.3% to $157.1 million for the year ended December 31, 1998 as compared to $139.9 million for the year ended December 31, 1997. ATU reported revenue growth in all three service categories: local telephone, cellular and long distance.

        Local Telephone

        Local telephone revenues, which consist of local service, network access charges and other revenues, increased 3.9% to $121.1 million for the year ended December 31, 1998 as compared to $116.6 million for the year ended December 31, 1997. Local service revenues decreased 2.2% to $50.9 million for the year ended December 31, 1998 as compared to $52.0 million for the year ended December 31, 1997 as a result of a decrease in retail access lines. Local service revenues include revenues for ATU's retail local telephone service to business and residential customers and wholesale customers that resell ATU's local telephone service. Although the total number of access lines increased from 158,486 at December 31, 1997 to 168,536 at December 31, 1998, retail access lines decreased 14,492 from 150,720 at December 31, 1997 to 136,228 at December 31, 1998,
principally as a result of the introduction of competition in ATU's service area. The number of access lines made available to competitors increased from 7,766 at December 31, 1997 to 32,308 at December 31, 1998. This decrease in retail access lines resulted in a decrease in local service revenues.

        Network access revenues increased 1.1% to $34.7 million for the year ended December 31, 1998 as compared to $34.4 million for the year ended December 31, 1997. Market share losses relating to increased sales by competitors reduced network access revenues by $1.9 million in 1998. The Company expects this competition to continue. This decrease was partially offset by $2.4 million in higher intrastate network access revenues from the settlement of a prior year access charge dispute.

        Other revenues increased 17.5% to $35.5 million for the year ended December 31, 1998 as compared to $30.2 million for the year ended December 31, 1997. This increase was primarily attributable to higher revenues from unbundled network element interconnection and directory advertising. Revenues from monthly charges paid by competing carriers for unbundled network element interconnection are accounted for as other revenue.

        Cellular

        Cellular revenues increased 33.8% to $29.2 million for the year ended December 31, 1998 compared to $21.8 million for the year ended December 31, 1997. The increase was due to an increase in the number of cellular subscribers in Anchorage and Alaska RSA #2, as well as the acquisition of the Alaska RSA #1 B-side cellular property on January 1, 1998. The number of subscribers increased from 47,538, excluding the Alaska RSA #1 B-side property, at December 31, 1997 to 63,627 at December 31, 1998. The Fairbanks property increased from 5,497 subscribers at January 1, 1998 to 9,064 at December 31, 1998. Average revenue per customer per month remained stable at $42 per customer per month.

        Long Distance

        Long distance revenues increased 342.2% to $6.8 million for the year ended December 31, 1998 compared to $1.5 million for the year ended December 31, 1997 principally due to customer growth. The number of customers increased to 25,670 customers at December 31, 1998 from approximately 10,600 customers at December 31, 1997.

        OPERATING EXPENSES

        Local Telephone

        Cost of sales and operating expenses--telephone decreased marginally to $74.2 million for the year ended December 31, 1998 as compared to $75.0 million for the year ended December 31, 1997. Product sales and advertising expenses increased $2.4 million in 1998 due to increased advertising campaigns resulting from heightened competition in the local telephone market in 1998. These increased expenses were offset by $3.5 million of reduced expenses, primarily due to lower labor expenses associated with reduced full-time local telephone employee levels in 1998 as compared to 1997.

        Cellular

        Cost of sales and operating expenses--cellular increased 38.1% to $20.0 million for the year ended December 31, 1998 compared to $14.5 million for the year ended December 31, 1997. An increase in customers from 47,538 at December 31, 1997 to 63,627 at December 31, 1998 resulted in increases in sales and marketing, general and administrative and other operating expenses. Of the $5.5 million increase in cost of sales and operating expenses--cellular, $2.1 million was due to the operation of the newly acquired Alaska RSA #1 B-side cellular property for a full year in 1998.

        Long Distance

        Cost of sales and operating expenses--long distance increased 123.8% to $10.4 million for the year ended December 31, 1998 as compared to $4.6 million for the year ended December 31, 1997. Increased expenses were due to additional dedicated facilities leases, access payments, advertising and administrative expenses to support increasing long distance traffic volumes. Traffic volumes increased due to increases in the total number of long distance customers. As a result, ATU's long distance operations incurred losses of $3.7 million in 1998 and $3.2 million in 1997.

        Depreciation and Amortization

        Depreciation and amortization expense increased 10.3% to $29.6 million for the year ended December 31, 1998 as compared to $26.8 million for the year ended December 31, 1997. Increases in plant in service balances and goodwill amortization accounted for the increase. Higher depreciation and amortization expense of $1.5 million in the local telephone operations and $1.3 million in the cellular and long distance operations was incurred in 1998.

        INTEREST EXPENSE, NET

        Interest expense, net decreased 5.0% to $6.4 million for the year ended December 31, 1998 as compared to $6.8 million for the year ended December 31, 1997. Interest expense increased by $1.1 million as a result of additional outstanding long-term obligations associated with a bond issuance in 1998. Increases in interest income from higher cash balances served to offset higher interest expense. Reversal of previously accrued interest expense for revenue that had been reserved in prior periods but recognized in 1998 reduced interest expense for the year ended December 31, 1998 by $0.4 million.

        OTHER INCOME (EXPENSE)

        Other income (expense) includes equity in earnings (loss) of minority interests and nonoperating other income and expenses ancillary to telephone operations. ATU recognized losses in its minority investments of $2.9 million for the year ended December 31, 1998 compared to earnings of $0.2 million for the year ended December 31, 1997. For the year ended December 31, 1998, ATU incurred $1.1 million in proportional losses from its minority investments, and wrote down $1.5 million and $0.4 million of its investments in ACTV and Internet Alaska, Inc., respectively.

        NET INCOME AND INCOME TAXES

        As a result of the factors described above, net income increased $1.5 million to $13.6 million for the year ended December 31, 1998 as compared to $12.1 million for the year ended December 31, 1997. Because ATU was a public utility of the Municipality of Anchorage, it was exempt from U.S. federal and state income taxes.

 YEAR 2000

        Since the year 2000 rollover, ACS Holdings has not experienced any year 2000 issues that have materially affected its business. During 1999, ACS Holdings spent approximately $24 million to upgrade and maintain its information technology systems to make them year 2000 compliant. The Company also took significant steps to ensure that its switching and transmission facilities were year 2000 compliant.

        It is possible that ACS Holdings' computerized systems, switching and transmission facilities could be affected in the future by the year 2000 issue. The Company has numerous switching and computer interfaces with third parties that are possibly vulnerable to failure if those third parties have not adequately addressed their year 2000 issues. System failures resulting from these issues could cause significant disruption to ACS Holdings' operations.

LIQUIDITY AND CAPITAL RESOURCES

        ACS Holdings has satisfied its operational and capital cash requirements primarily through internally generated funds, the sale of stock and subsequent contribution of capital by its parent, ACS Group, and debt financing. The twelve months ended December 31, 1999 include operations from acquired telecommunications enterprises for the period from May 15, 1999 to December 31, 1999. For this period, the Company's cash flows from operating activities excluding advance to the Parent were $47.0 million. At December 31, 1999, the Company had approximately $101.4 million in working capital, including approximately $9.0 million in cash and cash equivalents. As of December 31, 1999, the Company had $75.0 million of remaining capacity under its revolving credit facility, representing 100% of available capacity.

        ACS Holdings' initial debt borrowings and equity contributions were sufficient to fund the acquisitions of CenturyTel's Alaska properties and ATU and the purchase of fiber capacity. On May 14, 1999 the Company entered into a $435.0 million credit agreement ("senior credit facility"), issued $150.0 million aggregate principal amount of senior subordinated notes in a private placement and received an equity capital infusion in the amount of $121.2 million. ACS Group issued senior discount debentures and warrants for $25.0 million in gross proceeds in a private placement, which were subsequently contributed to the Company as equity. Substantially as a result of the financing for these acquisitions, as of December 31, 1999 the Company had $598.4 million of long-term debt. In addition $14.4 million of senior discount debentures are recorded at ACS Group and are collateralized by substantially all assets of the Company. Interest on ACS Group's senior discount debentures and ACS Holdings' senior subordinated notes is payable semiannually. Interest on borrowings under the senior credit facility is payable monthly, quarterly or semi-annually at the Company's option, and the senior credit facility requires annual principal payments commencing on May 14, 2002. See Note 2 "Acquisitions" and Note 7 "Long-term Obligations" to the Alaska Communications Systems Holdings, Inc. Consolidated Financial Statements for further discussion.

        On July 24, 1999 the Company entered into a hedging transaction which fixed at 5.99% the underlying variable rate on one-half of the borrowings under the senior credit facility, or $217.5 million, for a three-year period.

         Subsequent to the acquisition of ATU and CenturyTel's Alaska properties, ACS Group issued 12,574,072 shares of its common stock. This additional issuance included the sale in a private placement of 1,624,907 shares to Cook Inlet for $10.0 million in cash and the sale of 10 million shares in an initial public offering of ACS Group's stock for net proceeds of $127.9 million in cash. All net proceeds from the issuance of common stock by ACS Group were subsequently contributed to ACS Holdings as paid in capital. On November 18, 1999, ACS Group began trading on the NASDAQ National Market under the symbol "ALSK."

        A portion of the proceeds of ACS Group's initial public offering were used to pay off 35% or $10.6 million of ACS Group's outstanding senior discount debentures, including a $1.3 million premium for early retirement and $25.0 million of its outstanding obligations under the Company's revolving credit facility.

        The local telephone network requires the timely maintenance of plant and infrastructure. ACS Holdings' local network is of high quality and is technically advanced and will have relatively predictable annual capital needs. The Company's historical capital expenditures have been significant. The construction and geographic expansion of ACS Holdings' cellular network required a substantial amount of capital. The implementation of the Company's interexchange network and data services strategy is also capital intensive. The Company recently purchased fiber capacity for $19.5 million, which was funded with monies borrowed to finance the acquisitions of CenturyTel's Alaska properties and ATU. The Company also has agreed to purchase additional fiber capacity for $19.5 million in the second quarter of 2001. See "Business - Network Facilities". Total capital expenditures were $74.1 million in 1999. ACS Holdings anticipates total capital expenditures of approximately $92.0 million in 2000. The Company intends to fund these capital expenditures through internally generated cash flow, a portion of the net proceeds from the recent public offering and if necessary, through additional borrowings under the revolving credit facility.

        ACS Holdings' capital requirements may change, however, due to, among other things: the Company's decision to pursue specific acquisition opportunities, changes in technology, the effects of competition or changes in the Company's business strategy.

        ACS Holdings' ability to satisfy its capital requirements will be dependent upon its future financial performance, which is, in turn, subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.

            On September 30, 1999, the Company acquired an additional one-third interest in ACTV for $1.9 million, increasing its ownership to a two-thirds majority interest. On October 6, 1999, the Company entered into an agreement to acquire the remaining one-third interest and on February 14, 2000, the Company completed the acquisition of the remaining one-third interest in ACTV for $3.0 million.

        ACS Holdings believes that it will have sufficient working capital provided by operations and borrowings under the existing revolving credit facility to fund its operations and capital expenditures over the next 12 months.

EFFECT OF NEW ACCOUNTING STANDARDS

        In June 1998, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. This statement, as amended, is effective beginning for the Company's fiscal year ending December 31, 2001. Currently, the Company believes that adoption of this statement will not have a material impact on its consolidated statements of financial position and results of operations.

OUTLOOK

        ACS Holdings expects the demand for telecommunications services in Alaska to grow, particularly as a result of:

        - continuing growth in demand for core telephone services and enhanced service offerings,

        - increased access line demand stemming from growth in population and the demand for multiple lines,

        -      increases in demand for cellular services and

        - growth in demand for DSL and Internet access services due to higher business and consumer bandwidth needs for Internet and data services.

        The Company believes that it will be able to capitalize on this demand through its diverse service offerings on its owned facilities and new sales and marketing initiatives directed toward basic, enhanced and data services.

        There are currently a number of regulatory proceedings underway at the state and federal levels that could have a significant impact on the Company's operations.

        At the state level:

        - the RCA recently terminated the rural exemptions of ACS Holdings' rural local exchange carriers, triggering interconnection obligations under the Telecommunications Act of 1996 from which the Company had previously been exempt; and

        - the RCA has indicated that it does not intend to determine rates and terms for interconnection through tariff processes and has ordered ACS Holdings' rural local exchange carriers to negotiate with potential competitors for the purpose of establishing the terms and conditions of interconnection in their service areas, subject to arbitration at the request of any party at any time after December 10, 1999 if the parties are unable to reach agreement.

        - the RCA has recently ruled that it will consider changes to the unbundled network element rate for the Anchorage service area.

At the federal level:

        - in October 1998 the FCC initiated proceedings, but has not reached a decision, regarding the appropriate rate of return to be applied for federal rate-making purposes to companies like ACS Holdings which are not subject to price cap regulation;

        - in September 1999 the FCC revised its list of unbundled network elements applicable to the Company's ongoing negotiations regarding interconnection, excluding some elements but increasing the number of sub-elements associated with the local loop.

        This is not an exhaustive list of regulatory matters that could affect the Company's business, and it cannot predict the impact of these or future regulatory developments on any of its businesses. See "Business - Regulation" for further discussion.

        The telecommunications industry is extremely competitive, and ACS Holdings expects competition to intensify in the future. As the incumbent local exchange carrier, the Company faces competition mainly from resellers, local providers who lease unbundled network elements from ACS Holdings and, to a lesser degree, from facilities-based providers of local telephone services. In addition, as a result of the RCA's recent affirmation of the APUC's termination of the Company's rural exemptions, ACS Holdings may be required to provide interconnection elements and/or wholesale discounted services to competitors in all or some of its rural service areas. Moreover, while cellular telephone services have historically complemented traditional local exchange carrier services, the Company anticipates that existing and emerging wireless technologies may increasingly compete with local exchange carrier services. In cellular services, ACS Holdings currently competes with at least one other cellular provider in each of its cellular service areas. In long distance, the Company currently has less than 2.5% of total long distance revenues in Alaska and faces competition from the two major long distance providers in Alaska. In the highly competitive business for Internet access services, ACS Holdings currently competes with a number of established online service companies, interexchange carriers and cable companies.

        The telecommunications industry is subject to continuous technological change. ACS Holdings expects that new technological developments in the future will generally serve to enhance its ability to provide service to its customers. However, these developments may also increase competition or require the Company to make significant capital investments to maintain its leadership position in Alaska.

IMPACT OF INFLATION

        The effect of inflation on ACS Holdings' financial results has not been significant in the periods presented.

FORWARD LOOKING STATEMENTS AND ANALYSTS' REPORTS

        This report contains forward looking statements within the meaning of the federal securities laws, including statements concerning future rates, revenues, costs, capital expenditures, and financing needs and availability and statements of management's expectations and beliefs. Actual results could differ materially from these statements as a result of many factors, including future economic, regulatory and political conditions in Alaska and the United States.

        Investors should also be aware that while ACS Holdings does, at various times, communicate with securities analysts, it is against ACS Holdings' policy to disclose to them any material non-public information or other confidential information. Accordingly, shareholders should not assume that ACS Holdings agrees with any statement or report issued by an analyst irrespective of the content of the statement or report. To the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not the responsibility of ACS Group.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        To finance the Company's operations and the acquisitions of CenturyTel's Alaska properties and ATU, the Company has issued senior subordinated notes and has entered into a bank credit facility. ACS Group also issued senior discount debentures. These on-balance sheet financial instruments, to the extent they provide for variable rates of interest, expose the Company to interest rate risk, with the primary interest rate risk exposure resulting from changes in LIBOR or the prime rate, which are used to determine the interest rates that are applicable to borrowings under the Company's bank credit facilities. The Company uses off-balance sheet derivative financial instruments, in particular an interest rate swap agreement, to partially hedge variable interest transactions. The Company's derivative financial instrument transaction has been entered into for non-trading purposes. The terms and characteristics of the derivative financial instruments are matched with the underlying on-balance sheet instrument or anticipated transactions and do not constitute speculative or leveraged positions independent of these exposures.

        The information below summarizes the Company's sensitivity to market risk associated with fluctuations in interest rates as of December 31, 1999. To the extent that the Company's financial instruments expose the Company to interest rate risk, they are presented within each market risk category in the table below. The table presents principal cash flows and related interest rates by year of maturity for the Company's senior discount debentures, bank credit facilities, senior subordinated notes and capital leases and other long-term obligations in effect at December 31, 1999. The cash flows related to the variable portion of interest rate swaps are determined by dealers using valuation models that estimate the future level of interest rates, with consideration of the applicable yield curve as of December 31, 1999. For interest rate swap agreements, the table presents notional amounts and the related reference interest rates by year of maturity. Fair values included herein have been determined based on (i) quoted market prices for senior subordinated notes; (ii) the carrying value for the bank credit facility at December 31, 1999 as interest rates are reset periodically; and (iii) estimates obtained from dealers to settle interest rate swaps and interest rate protection agreements. Alaska Communications Systems Holdings, Inc.'s Consolidated Financial Statements contain descriptions of the senior subordinated notes, credit facility, capital leases and other long-term obligations and the interest rate swap agreement and should be read in conjunction with the table below.

                                                                                                     There-     Total     Fair
                                         1999      2000       2001      2002      2003      2004      after     Paid      Value
                                         ----      ----       ----      ----      ----      ----      -----     ----      -----
                                                                         (Dollars in Thousands)
Interest Rate Sensitivity:
Credit Facility - Tranche A:                                                                                             $ 150,000
    Interest Amount                      $ 7,874  $ 13,630   $ 13,592  $ 13,506  $ 13,371  $ 13,271   $24,399   $99,643
    Average interest rate (variable)       8.19%     8.94%      8.94%     8.94%     8.94%     8.94%     8.94%     8.83%

Credit Facility - Tranche B:                                                                                             $ 150,000
    Interest Amount                      $ 8,114  $ 14,011   $ 13,973  $ 13,884  $ 13,745  $ 13,642   $38,285  $115,654
    Average interest rate (variable)       8.44%     9.19%      9.19%     9.19%     9.19%     9.19%     9.19%     9.08%

Credit Facility - Tranche C:                                                                                             $ 135,000
    Interest Amount                      $ 7,519  $ 12,953   $ 12,918  $ 12,836  $ 12,707  $ 12,612  $ 41,448  $112,993
    Average interest rate (variable)       8.69%     9.44%      9.44%     9.44%     9.44%     9.44%     9.44%     9.33%

Senior Subordinated Notes:                                                                                               $ 145,500
    Interest Amount                      $ 8,894  $ 14,090   $ 14,051  $ 14,051  $ 14,051  $ 14,090  $ 61,437 $ 140,664
    Average interest rate (fixed)          9.38%     9.38%      9.38%     9.38%     9.38%     9.38%     9.38%     9.38%

Capital leases and other                                                                                                 $ 13,407
    Interest Amount                      $   750     $ 906      $ 524     $ 451     $ 408     $ 364   $ 1,302   $ 4,705
    Average interest rate (fixed)          8.39%     9.07%      9.06%     8.65%     8.67%     8.65%     9.39%     8.84%

Credit Facility - $75 Million Revolver                                                                                   $ -
    Interest Amount                        $ 439       $ -        $ -       $ -       $ -       $ -       $ -     $ 439
    Average interest rate (variable)       8.30%     0.00%      0.00%     0.00%     0.00%     0.00%     0.00%     8.30%
    Commitment fee                       $ 84.00     $ 380      $ 380     $ 380     $ 380     $ 380     $ 521   $ 2,505
    Average interest rate (fixed)          0.50%     0.50%      0.50%     0.50%     0.50%     0.50%     0.50%     0.50%

Variable to Fixed Interest Rate Swap
 -- Credit Facility:                                                                                                     $ (923)
    Interest received                    $     -     $ 413      $ 413     $ 198       $ -       $ -       $ -   $ 1,024
    Interest paid                        $   698       $ -        $ -       $ -       $ -       $ -       $ -     $ 698
    Average receive rate                       -     0.19%      0.19%     0.19%         -         -         -     0.19%
    Average pay rate                       0.73%         -          -         -         -         -         -     0.73%



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       Combined and consolidated financial statements of Alaska Communications Systems Holdings, Inc. and Subsidiaries, CenturyTel's Alaska Properties, Telephone Fund of Fairbanks Municipal Utilities Services, and Municipality of Anchorage Telephone Utility Fund are submitted as a separate section of this Annual Report. See Index to Financial Statements and Schedules which appears on page F-1 hereof.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item will be included in ACS Group's definitive proxy statement for its 2000 Annual Meeting of Stockholders (the "Proxy Statement"), or by an amendment to this report to be filed on or before April 10, and such information is incorporated herein by reference, except that the information regarding ACS Holdings' executive officers and directors called for by this item is included in Part I under the heading "Executive Officers and Directors of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this item will be included in ACS Group's definitive Proxy Statement, and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this item will be included in ACS Group's definitive Proxy Statement, and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item will be included in ACS Group's definitive Proxy Statement, and such information is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) 1. Financial Statements

       Combined and consolidated financial statements of ACS Holdings and its subsidiaries are submitted as a separate section of this Annual Report. See Index to Combined and Consolidated Financial Statements and Schedules which appears on page F-1 hereof.

       2. Financial Statement Schedules

       Financial statement schedules for ACS Holdings and its subsidiaries are submitted as a separate section of this Annual Report. See Index to Combined and Consolidated Financial Statements and Schedules which appears on page F-1 hereof.

   (b) Reports on Form 8-K

       The following item was reported on a Form 8-K filed October 14, 1999:

       Item 5 Other Events - ACS Group press release announcing filing of a registration statement related to a proposed initial public offering.

       The following item was reported on a Form 8-K filed November 5, 1999:

       Item 5 Other Events - ACS Group and ACS Holdings, entered into Amendment No. 1 to the Credit Agreement dated as of May 14, 1999, among ACS Group, ACS Holdings, the Lenders party thereto, The Chase Manhattan Bank as Administrative Agent and Collateral Agent, Canadian Imperial Bank of Commerce, as Syndication Agent, and Credit Suisse First Boston, as Documentation Agent.


   (c) Exhibits


  EXHIBIT NO.                       DESCRIPTION
  -----------                       -----------

      1.1      Form of Underwriting Agreement

      2.1 Purchase Agreement, dated as of August 14, 1998, as amended, by and among ALEC Acquisition Sub Corp., CenturyTel of the Northwest, Inc. and CenturyTel Wireless, Inc.*

      2.2 Asset Purchase Agreement, dated as of October 20, 1998, by and between Alaska Communications Systems, Inc. and the Municipality of Anchorage*

      3.1      Amended and Restated Certificate of Incorporation of the
               Registrant

      3.2      Amended and Restated By-Laws of the Registrant

      4.1      Specimen of Common Stock Certificate

      4.2 Stockholders' Agreement, dated as of May 14, 1999, by and among the Registrant and the Investors listed on the signature pages thereto*

      4.3 First Amendment to Stockholders' Agreement, dated as of July 6, 1999, by and among the Registrant and the Stockholders listed on the signature pages thereto*

      4.4 Second Amendment to Stockholders' Agreement, dated as of November 16, 1999 by and among the Registrant and the Stockholder's listed on the signature pages thereto

      4.5 Indenture, dated as of May 14, 1999, by and between Alaska Communications Systems Holdings, Inc., the Guarantors (as defined therein) and IBJ Whitehall Bank & Trust Company*

      4.6 Purchase Agreement, dated as of May 11, 1999, by and among Alaska Communications Systems Holdings, Inc., the Guarantors, Chase Securities Inc., CIBC World Markets Corp. and Credit Suisse First Boston Corporation*

      4.7 Indenture, dated as of May 14, 1999, by and between the Registrant and The Bank of New York*

      4.8 First Amendment, dated as of October 29, 1999, to Indenture listed as Exhibit No. 4.7**

      4.9 Form of Second Amendment dated as of November 17, 1999 to Indenture listed as Exhibit No. 4.7

      4.10 Purchase Agreement, dated as of May 11, 1999, by and among the Registrant, DLJ Investment Partners, L.P., DLJ Investment Funding, Inc. and DLJ ESC II, L.P.*

      5.1      Opinion of Wachtell, Lipton, Rosen & Katz (including consent)

      10.1 Exchange and Registration Rights Agreement, dated as of May 14, 1999, by and among Alaska Communications Systems Holdings, Inc., the Guarantors, Chase Securities Inc., CIBC World Markets Corp. and Credit Suisse First Boston Corporation*

      10.2 Exchange and Registration Rights Agreement, dated as of May 14, 1999, by and among the Registrant, DLJ Investment Partners, L.P., DLJ Investment Funding, Inc. and DLJ ESC II L.P.*

      10.3 Credit Agreement, dated as of May 14, 1999, by and among Alaska Communications Systems Holdings, Inc., the Registrant, the financial institutions Lenders party thereto, The Chase Manhattan Bank, Credit Suisse First Boston and Canadian Imperial Bank of Commerce*

      10.4 Amendment No. 1, dated as of October 19, 1999 to Credit Agreement listed as Exhibit No. 10.3**

      10.5 Employment Agreement, dated as of March 12, 1999, by and among Alaska Communications Systems Holdings, Inc., the Registrant and Charles E. Robinson*

      10.6 Employment Agreement, dated as of March 12, 1999, by and among Alaska Communications Systems Holdings, Inc., the Registrant and Wesley E. Carson*

      10.7     ALEC Holdings, Inc. 1999 Stock Incentive Plan*

      10.8     Alaska Communications Systems Group, Inc. 1999 Stock Incentive
               Plan

      10.9 Alaska Communications Systems Group, Inc. 1999 Non-Employee Director Compensation Plan

      10.10 Alaska Communications Systems Group, Inc. 1999 Employee Stock Purchase Plan

      21.1     Subsidiaries of the Registrant

      24.1     Powers of Attorney (included on signature page)***

      27.1     Financial Data Schedule

------------------------

* Filed as an exhibit to the Registrant's Registration Statement on Form S-4 No. 333-82361

** Filed as an exhibit to the Registrant's Form 8-K filed on November 5, 1999

*** Previously filed on October 8, 1999

**** Previously filed on November 1, 1999

            INDEX TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS


ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
  Independent Auditors' Report                                                             F-2
  Consolidated Balance Sheets - December 31, 1999 and 1998                                 F-3
  Consolidated Statement of Operations - Year Ended December 31, 1999                      F-4
  Consolidated Statement of Stockholder's Equity - Year Ended December 31, 1999            F-5
  Consolidated Statements of Cash Flows - Year Ended December 31, 1999 and for             F-6
  the period July 16, 1998 (Date of Inception) through December 31, 1998
  Notes to Consolidated Financial Statements - Year Ended December 31, 1999                F-7
  Schedule II- Valuation and Qualifying Accounts                                          F-22

CENTURYTEL ALASKA PROPERTIES
  Independent Auditors' Reports                                                           F-23
  Combined Balance Sheets--December 31, 1997 and December 31, 1998                        F-25
  Combined Statements of Income and Retained Earnings--Year Ended December 31, 1996,
      Eleven Months Ended November 30, 1997, One Month Ended December 31, 1997 and
      Year Ended December 31, 1998                                                        F-26
  Combined Statements of Cash Flows--Year Ended December 31, 1996, Eleven Months
      Ended November 30, 1997, One Month Ended December 31, 1997 and Year Ended
      December 31, 1998                                                                   F-27
  Notes to Combined Financial Statements--Year Ended December 31, 1996, Eleven Months
      Ended November 30, 1997, One Month Ended December 31, 1997 and Year Ended
      December 31, 1998                                                                   F-28

TELEPHONE FUND OF FAIRBANKS MUNICIPAL UTILITIES SERVICES
  Independent Auditors' Report                                                            F-41
  Combined Balance Sheet--October 6, 1997                                                 F-42
  Combined Statements of Income and Fund Equity--Year Ended December 31, 1996
      and Period Ended October 6, 1997                                                    F-43
  Combined Statements of Cash Flows--Year Ended December 31, 1996 and Period
      Ended October 6, 1997                                                               F-44
  Notes to Combined Financial Statements--Year Ended December 31, 1996 and
      Period Ended October 6, 1997                                                        F-45

MUNICIPALITY OF ANCHORAGE TELEPHONE UTILITY FUND
  Independent Auditors' Report                                                            F-48
  Balance Sheets--December 31, 1997 and December 31, 1998                                 F-49
  Statements of Revenues, Expenses, and Changes in Retained Earnings--
      Years Ended December 31, 1996, 1997 and 1998                                        F-50
  Statements of Cash Flows--Years Ended December 31, 1996, 1997 and 1998                  F-51
  Notes to Financial Statements--Years Ended December 31, 1996, 1997 and 1998             F-52

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Alaska Communications Systems Holdings, Inc.
Anchorage, Alaska

        We have audited the consolidated balance sheets of Alaska Communications Systems Holdings, Inc. and subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholder's equity, and cash flows for the year ended December 31, 1999, and the consolidated statement of cash flows for the period from July 16, 1998 (date of inception) through December 31, 1998. Our audit included the financial statement schedule listed in Item 14(a)2 of Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alaska Communications Systems Holdings, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations, and their cash flows for the year ended December 31, 1999, and their cash flows for the period from July 16, 1998 (date of inception) through December 31, 1998 in conformity with generally accepted accounting principles. Also in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



/s/ DELOITTE & TOUCHE LLP

Portland, Oregon
February 25, 2000

                  ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998
                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)


                                     ASSETS

                                                                 1999            1998
                                                               ---------       ---------
Current assets:
    Cash and cash equivalents                                  $   9,006       $     281
    Accounts receivable-trade, net of allowance of $5,203         49,323              --
    Accounts receivable-affiliates                                97,676              42
    Materials and supplies                                         5,923              --
    Prepayments and other current assets                           3,533              --
                                                               ---------       ---------
       Total current assets                                      165,461             323

Investments                                                        1,673              --

Property, plant and equipment                                    902,131              36
Less:  Accumulated depreciation                                  452,304              --
                                                               ---------       ---------
    Property, plant and equipment, net                           449,827              36

Goodwill, net of accumulated amortization of $4,243              250,346              --
Other assets                                                      70,404             261
                                                               ---------       ---------
Total assets                                                   $ 937,711       $     620
                                                               =========       =========

                      LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
    Current portion of long-term debt                              4,944              --
    Accounts payable-trade                                        30,688              --
    Accounts payable-affiliates                                      610             620
    Advance billings and customer deposits                         7,521              --
    Accrued and other current liabilities                         20,324              --
                                                               ---------       ---------
       Total current liabilities                                  64,087             620

Long-term debt, net of current portion                           593,463              --
Unamortized investment tax credits                                   394              --
Other deferred credits and long-term liabilities                  13,226              --
Commitments and contingencies                                         --              --

Stockholder's equity:
    Common stock, .01 par value; 1,000 authorized,
      1 share issued and outstanding                                   --              --
    Contributed capital                                          287,242              --
    Accumulated deficit                                          (20,701)             --
                                                               ---------       ---------
       Total stockholder's equity                                266,541              --
                                                               ---------       ---------
Total liabilities and stockholders' equity                     $ 937,711       $     620
                                                               =========       =========


                 See Notes to Consolidated Financial Statements

                  ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1999
                                 (IN THOUSANDS)


Operating revenues:
     Local telephone:
         Local network service                                        $  60,989
         Network access revenue                                          67,174
         Directory advertising                                           17,713
         Deregulated and other revenue                                   13,275
                                                                      ---------
     Total local telephone                                              159,151
     Cellular                                                            24,882
     Interexchange network, data services and other                       9,586
                                                                      ---------
         Total operating revenues                                       193,619

Operating expenses:
     Local telephone                                                    106,266
     Cellular                                                            15,922
     Interexchange network, data services and other                      14,838
     Depreciation and amortization                                       40,306
                                                                      ---------
         Total operating expenses                                       177,332
                                                                      ---------

Operating income                                                         16,287

Other income and expense:
     Interest expense                                                   (37,517)
     Interest income and other                                              426
     Equity in earnings (loss) of investments                              (198)
                                                                      ---------
         Total other income and expense                                 (37,289)
                                                                      ---------

Loss before income taxes                                                (21,002)

Income tax benefit                                                          301
                                                                      ---------

Net loss                                                              $ (20,701)
                                                                      =========


                 See Notes to Consolidated Financial Statements

                  ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
                        STATEMENT OF STOCKHOLDER'S EQUITY
                          YEAR ENDED DECEMBER 31, 1999
                                 (IN THOUSANDS)


                                    COMMON        CONTRIBUTED      ACCUMULATED       STOCKHOLDER'S
                                    STOCK           CAPITAL          DEFICIT            EQUITY
                                  ---------       -----------      -----------       -------------
Balance, December 31, 1998        $      --        $      --        $      --         $      --

Contribution of capital                  --          287,242               --           287,242

Net loss                                 --               --          (20,701)          (20,701)
                                  ---------        ---------        ---------         ---------

Balance, December 31, 1999        $      --        $ 287,242        $ (20,701)        $ 266,541
                                  =========        =========        =========         =========


                 See Notes to Consolidated Financial Statements

                  ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEAR ENDED DECEMBER 31, 1999 AND PERIOD FROM
           JULY 16, 1998 (DATE OF INCEPTION) THROUGH DECEMBER 31, 1998
                                 (IN THOUSANDS)



                                                                                       1999            1998
                                                                                     ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                             $ (20,701)      $      --
Adjustments to reconcile net loss to net cash provided by operating activities:
     Depreciation and amortization                                                      40,306              --
     Amortization of debt issuance costs                                                 2,855              --
     Amortization of deferred compensation - stock options                               6,145              --
     Investment tax credits                                                               (301)             --
     Other deferred credits                                                              2,987              --
     Capitalized interest                                                                 (860)             --
     Changes in components of working capital:
       Accounts receivable and other current assets                                      3,196              --
       Accounts receivable - affiliate                                                 (97,676)             --
       Accounts payable and other current liabilities                                   13,968              --
       Other                                                                              (567)             --
                                                                                     ---------       ---------
Net cash used by operating activities                                                  (50,648)             --

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction and capital expenditures, net of capitalized interest                     (74,052)            (36)
Cost of acquisitions net of cash received                                             (697,732)             --
Other assets                                                                            (2,584)           (261)
Accounts receivable from employees and related party                                        --             (42)
                                                                                     ---------       ---------
Net cash used by investing activities                                                 (774,368)           (339)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances from stockholder                                                     --             620
Proceeds from the issuance of long-term debt                                           592,927              --
Payments on long-term debt                                                              (3,269)             --
Debt issuance costs                                                                    (37,014)             --
Contributed capital                                                                    281,097              --
                                                                                     ---------       ---------
Net cash provided by financing activities                                              833,741             620

Increase in cash                                                                         8,725             281
Cash and equivalents at beginning of the period                                            281              --
                                                                                     ---------       ---------
Cash and equivalents at the end of the period                                        $   9,006       $     281
                                                                                     =========       =========

SUPPLEMENTAL CASH FLOW DATA:
Interest paid                                                                        $  31,783       $      --
Income taxes paid                                                                           --              --
SUPPLEMENTAL NONCASH TRANSACTIONS -
Property acquired under capital leases                                               $     740       $      --


                 See Notes to Consolidated Financial Statements

                  ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)


1.  DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Alaska Communications Systems Holdings, Inc. and Subsidiaries (the "Company" or "ACS Holdings") (formerly ALEC Acquisition Corporation), a Delaware corporation, is engaged principally in providing local telephone, wireless, and interexchange network and data services to its customers in the State of Alaska through its telecommunications subsidiaries. The Company was organized in July of 1998 for the purpose of acquiring and operating telecommunications properties. The principal activities in 1998 and through May 14, 1999 were the preparation of systems and obtaining financing for pending acquisitions (see
Note 2). On May 14, 1999, the Company was acquired and became a wholly owned subsidiary of Alaska Communications Systems Group, Inc. (the "Parent" or "ACS Group") (formerly ALEC Holdings, Inc.).

        The consolidated financial statements for the Company represent the operating results of the following legal entities from the date of their respective acquisition (see Note 2, Acquisitions):

        - Alaska Communications Systems Holdings, Inc. (formerly ALEC Acquisition Corporation)

        - ALEC Acquisition Sub Corp., Inc., which acquired the stock of Century Telephone Enterprises, Inc.'s Alaska companies ("CenturyTel Alaska properties" ) at the closing of the acquisitions on May 14, 1999, comprised principally of the following entities:

           -   Telephone Utilities of Alaska, Inc. ("TUA")

           -   Telephone Utilities of the Northland, Inc. ("TUNI")

           -   PTI Communications of Alaska, Inc. ("PTIC")

        - Alaska Communications Systems, Inc. which acquired the stock of ATU Long Distance, ATU Communications, Inc. and MACtel Inc. on May 14, 1999 and purchased a majority interest in Alaskan Choice Television ("ACTV") on September 30, 1999.

        A summary of significant accounting policies followed by the Company is set forth below:

Basis Of Presentation

        The accompanying consolidated financial statements are as of and for the year ended December 31, 1999 and include the operations of Alaska Communications Systems Holdings, Inc. for the full year and CenturyTel Alaska properties, ATU Long Distance, ATU Communications and MACtel since their acquisition on May 14, 1999, and ACTV since its acquisition on September 30, 1999.

        The consolidated financial statements include all majority-owned subsidiaries. All significant intercompany balances have been eliminated.

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

Cash and Cash Equivalents

        For purposes of the statements of cash flows, the Company considers all investments with a maturity at acquisition of three months or less to be cash equivalents.

Materials and Supplies

        Materials and supplies are carried in inventory at the lower of weighted average cost or market.

                  ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                 (IN THOUSANDS)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Investments

        Investments in unconsolidated subsidiaries and other investees in which the Company has 20% to 50% interest or otherwise exercises significant influence are accounted for under the equity method.

        Investments carried at equity consists of the following at December 31, 1999:

        Company:                              Carrying value       Percent Owned
           Alaska Network Services, Inc.           $1,614              47.0%
           Internet Alaska, Inc.                       59              28.5%
                                                   ------
                                                   $1,673
                                                   ======

Property, Plant and Equipment

        Telephone plant is stated substantially at original cost of construction. Telephone plant retired in the ordinary course of business, together with cost of removal, less salvage, is charged to accumulated depreciation with no gain or loss recognized. Renewals and betterments of telephone plant are capitalized while repairs, as well as renewals of minor items, are charged to operating expense as incurred. The Company provides for depreciation of telephone plant on the straight-line method, using rates approved by the regulatory authorities. The composite annualized rate of depreciation for all classes of property, plant and equipment was 6.5% for 1999.

        The company is the lessee of equipment and buildings under capital leases expiring in various years through 2013. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The assets are amortized over the lower of their related lease terms or their estimated productive lives. Amortization of assets under capital leases is included in depreciation expense for 1999.

        Non-Telephone plant is stated at purchase cost and, when sold or retired, a gain or loss is recognized. Depreciation of such property is provided on the straight-line method over its estimated service live ranging from three to 15 years.

Cellular, PCS, and UHF Licenses

        Cellular, PCS, and UHF licenses are stated at purchased cost. Amortization is computed on the straight-line method over an estimated useful life of 40 years. These licenses are renewable at our option in perpetuity. The amortization expense for 1999 is $347.

Goodwill

        Goodwill represents the excess of cost of companies acquired over the fair value of their net assets at dates of acquisition. Goodwill associated with the purchase of telephone properties is amortized on the straight-line method over 40 years. Goodwill associated with non-regulated properties is amortized using the straight-line method over 15 years. The amortization expense for 1999 was $4,243.

Debt Issue Costs

        Legal, accounting and financing fees, printing costs, and other expenses associated with the senior credit facility and senior subordinated notes are being amortized on the straight-line method over the term of the debt, which approximates the effective interest method. Amortization expense included in interest expense for 1999 was $2,855.

                  ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                 (IN THOUSANDS)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

        Recurring local service revenues are billed one month in advance and are deferred until earned. Nonrecurring revenues are billed in arrears and are recognized when earned. Additionally, the Company establishes estimated reserves against uncollectible revenues incurred during the period.

        Access revenues are recognized when earned. The Company participates in toll revenue pools with other telephone companies. Such pools are funded by toll revenue and/or access charges regulated by the Regulatory Commission of Alaska ("RCA") within the intrastate jurisdiction and the Federal Communications Commission ("FCC") within the interstate jurisdiction. Much of the interstate access service revenue is initially recorded based on estimates. These estimates are derived from interim financial statements, available separations studies and the most recent information available about achieved rates of return. These estimates are subject to adjustment in future accounting periods as refined operational information becomes available. To the extent that disputes arise over revenue settlements, the company's policy is to defer revenue collected until settlement methodologies are resolved and finalized.

Income Taxes

        The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred taxes reflect the temporary differences between the financial and tax bases of assets and liabilities using the enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent that it is unlikely they will be realized. One of the acquired companies had a remaining unamortized regulatory investment tax credit of $695, of which $301 was amortized against income in 1999, leaving a remaining balance of $394 at December 31, 1999.

Regulatory Accounting and Regulation

        The local telephone exchange operations of the Company account for costs in accordance with the accounting principles for regulated enterprises prescribed by Statements of Financial Accounting Standards ("SFAS") No. 71, Accounting for the Effects of Certain Types of Regulation. This accounting recognizes the economic effects of rate regulation by recording cost and a return on investment as such amounts are recovered through rates authorized by regulatory authorities. Accordingly, under SFAS No. 71, plant and equipment is depreciated over lives approved by regulators and certain costs and obligations are deferred based upon approvals received from regulators to permit recovery of such amounts in future years. Depreciable lives of plant and equipment approximate their estimated economic lives. Unregulated revenues and costs incurred by the local telephone exchange operations and non-regulated operations of the Company are not accounted for under SFAS No. 71 principals. The effect of adopting SFAS 101 , Regulated Enterprises - Accounting for the Discontinuation if Application of FASB Statement No. 71, would not be material to the Company's financial position, results of operations or cash flows.

        The local telephone exchange activities of the Company are subject to rate regulation by FCC for interstate telecommunication service, and the RCA for intrastate and local exchange telecommunication service. The Company, as required by the FCC, accounts for such activity separately. Long distance services of the Company are subject to rate regulation as a non-dominant interexchange carrier by the FCC for interstate telecommunication services and the RCA for intrastate telecommunication services. Cellular operations are not subject to rate regulation.

Impairment of Long-Lived Assets

        The Company evaluates the carrying value of property, plant and equipment and intangibles in relation to the operating performance and future undiscounted cash flows of the underlying business. The Company adjusts the net book value of underlying assets to fair value if the sum of expected future cash flows is less than book value. The Company will continue to evaluate long lived assets if events or changes in circumstances indicate the carrying amount of such assets may not be fully recoverable on an undiscounted cash flow basis.

                  ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                 (IN THOUSANDS)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Credit Concentrations and Significant Customers

        During 1999, no customer accounted for more than 10% of the consolidated revenues of the Company.

Comprehensive Income (Loss)

        The Company's comprehensive loss is equal to its net loss.

Recent Accounting Pronouncements

        In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. This statement, as amended, is effective beginning for the Company's fiscal year ending December 31, 2001. Currently, the Company believes that adoption of this statement will not have a material impact on its consolidated statements of financial position, results of operations, or cash flows.

2.  ACQUISITIONS

        On May 14, 1999, ACS Holdings, acquired CenturyTel Alaska properties, including TUA, TUNI, PTIC., Pacific Telecom of Alaska PCS, Inc., and Pacific Telecom Cellular of Alaska, Inc., excluding the assets, liabilities and equity of Alaska RSA#1 (collectively, "CenturyTel Alaska properties"). On the same date, ACS Holdings also acquired from the Municipality of Anchorage ATU Communications, Inc. and its subsidiaries, MACtel and ATU Long Distance (collectively, "ATU"). These holdings include local area exchange service, long distance service, Internet service and cellular operations throughout rural Alaska and Anchorage. Both acquisitions were accounted for under the purchase method of accounting. The financial statements reflect the allocation of the purchase price and assumption of certain liabilities and include the operating results of both ATU and CenturyTel Alaska properties from the date of acquisition. In total, the Company paid Century Telephone Enterprise $411,784 for the CenturyTel Alaska properties and the Municipality of Anchorage $265,115 for the assets acquired. Acquisition expenses totaling $19,802 were also allocated to the purchase price. The purchase price information presented is subject to final settlement of working capital items with Century Telephone Enterprises, Inc., which management does not expect to be material.

        The following reflects the preliminary allocation of the purchase price and the sources of funds to finance the purchase.

                                      CENTURYTEL
                                        ALASKA
                                      PROPERTIES         ATU            TOTAL
                                      ----------      ---------       ---------
Current assets                        $  18,665       $  43,758       $  62,423
Property, plant and equipment           158,435         248,648         407,083
Other assets                             13,680          20,665          34,345
Less liabilities assumed                (19,365)        (40,781)        (60,146)
                                      ---------       ---------       ---------
Net assets acquired                     171,415         272,290         443,705
Goodwill                                248,349           4,647         252,996
                                      ---------       ---------       ---------
Total cost of acquisition               419,764         276,937         696,701
Acquisition expenses                     (7,980)        (11,822)        (19,802)
                                      ---------       ---------       ---------
Total purchase price paid             $ 411,784       $ 265,115       $ 676,899
                                      =========       =========       =========

                  ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                 (IN THOUSANDS)


2.  ACQUISITIONS (CONTINUED)

Net assets acquired were purchased for cash provided from the following sources:

          Senior credit facility revolving loan          $  6,700
          Senior credit facility term loans               435,000
          9-3/8% senior subordinated notes due 2009       150,000
          Contribution of capital                         146,200
                                                         --------
          Total sources                                  $737,900
                                                         ========


        These sources also provided $12,601 of working capital and entailed $48,400 of transaction fees and expenses.

        The following are the unaudited pro forma results for the years ended December 31, 1999 and 1998, giving effect to the acquisitions as if they had occurred at the beginning of the periods.

                                                 1999            1998
                                               ---------       ---------
          Revenues                             $ 300,525       $ 281,606
          Net loss                               (23,965)        (15,068)


        On September 30, 1999, the Company acquired a majority interest in Alaskan Choice Television, LLC ("ACTV"'). The cash purchase price was approximately $1,900. On February 14, 2000, the Company purchased the remaining one-third interest of ACTV for $3,042, including a contingent purchase price component of $2,250 based on the achievement of certain subscriber goals in the future. This acquisition is not included in the pro forma results above as it would not have had a significant effect.


3.  ACCOUNTS RECEIVABLE

        Accounts receivable - trade at December 31, 1999 is comprised of the following:

          Accounts receivable:
              Customers                                 $36,163
              Connecting companies                       14,261
              Other                                       4,102
                                                        -------
                                                         54,526
              Less allowance for doubtful accounts        5,203
                                                        -------
              Accounts receivable - trade, net          $49,323
                                                        =======

                  ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                 (IN THOUSANDS)


4.  PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment at December 31, 1999 and 1998 is comprised of the following:

                                                                   1999         1998
                                                                 --------     --------
 Property, plant and equipment:
     Land, buildings and support assets                          $134,578     $      3
     Central office switching and transmission                    257,301           --
     Outside plant cable and wire facilities                      437,813           --
     Cellular switching and transmission systems                   29,678           --
     Other                                                          7,231           --
     Construction work in progress                                 35,530           33
                                                                 --------     --------
                                                                  902,131           36
     Less accumulated depreciation and amortization               452,304           --
                                                                 --------     --------
     Property, plant and equipment, net                          $449,827     $     36
                                                                 ========     ========

        Land and buildings include $8,974 of property under capital leases, and accumulated depreciation and amortization includes $325 of amortization for these leases.

        The Company leases various land, buildings, right-of-ways, and personal property under operating lease agreements. Rental expenses under operating leases for 1999 were $1,030. Future minimum payments under these leases for the next five years and thereafter are as follows:

                 2000                                                           $2,028
                 2001                                                            1,679
                 2002                                                            1,457
                 2003                                                            1,387
                 2004                                                              842
              Thereafter                                                           602
                                                                                ------
                                                                                $7,995
                                                                                ======

5.  OTHER ASSETS

        Other assets at December 31, 1999 and 1998 was comprised of the following:

                                                                   1999         1998
                                                                  -------      -------
Debt issue costs, net of amortization of $2,855                   $34,159      $    --
Cellular, PCS, and UHF licenses, net of amortization of $347       25,431           --
Prepaid pension asset                                               3,530           --
Deferred charges and other assets                                   7,284          261
                                                                  -------      -------
                                                                  $70,404      $   261
                                                                  =======      =======

6.  ACCRUED AND OTHER CURRENT LIABILITIES

        Accrued and other current liabilities consist at December 31, 1999 was comprised of the following:

        Accrued payroll, benefits and related liabilities                      $ 7,928
        Accrued personal time off                                                4,506
        Accrued interest                                                         2,904
        Other                                                                    4,986
                                                                               -------
                                                                               $20,324
                                                                               =======

                  ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                 (IN THOUSANDS)


7.  LONG-TERM OBLIGATIONS

        Long-term obligations consist of the following:

                                                            DECEMBER 31,
                                                                1999
                                                            ------------
          Senior credit facility term loan - tranche A        $150,000
          Senior credit facility term loan - tranche B         150,000
          Senior credit facility term loan - tranche C         135,000
          9 3/8% senior subordinated notes due 2009            150,000
          Capital leases and other long-term obligations        13,407
                                                              --------
                                                               598,407
          Less current portion                                   4,944
                                                              --------
          Total long-term obligations                         $593,463
                                                              ========

        Senior Credit Facility

        On May 14, 1999, the Company entered into a credit agreement with a syndicate of commercial banks which provides the Company's senior credit facility. The senior credit facility provides $435 million of term loans and a revolving credit facility with a $75 million line of credit. The Company's obligations under the senior credit facility are unconditionally and irrevocably guaranteed, joint and severally, by the Company and its subsidiaries, and secured by collateral that includes substantially all of the Company and its subsidiaries' assets. The senior credit facility contains a number of restrictive covenants and events of default, including covenants limiting capital expenditure, incurrence of debt, and the payment of dividends, and requires the Company to achieve certain financial ratios. As of December 31, 1999 the Company was in compliance with all of the covenants of the senior credit facility except one relating to the manner in which licenses are held, for which a waiver was obtained.

        The tranche A term loan of $150 million is repayable in annual principal payments of 1% of outstanding principal commencing on May 14, 2002 with the balance due on November 14, 2006. The loan bears interest at an annual rate equal (at the Company's option) to: (1) an adjusted London inter-bank offered rate ("LIBOR") plus 2.75% or (2) a rate equal to 1.75% plus the greater of the administrative agent's prime rate, a certificate of deposit rate plus 1.00% or the federal funds rate plus .50%, in each case subject to reduction based on the Company's financial performance. The rate of interest in effect at December 31, 1999 is 8.94% and is based on the LIBOR rate option.

        The tranche B term loan of $150 million is repayable in annual principal payments of 1% of outstanding principal commencing on May 14, 2002 with the balance due on November 14, 2007. The loan bears interest at an annual rate equal (at the Company's option) to: (1) LIBOR plus 3.00% or (2) a rate equal to 2.00% plus the greater of the administrative agent's prime rate, a certificate of deposit rate plus 1.00% or the federal funds rate plus .50%. The rate of interest in effect at December 31, 1999 is 9.19% and is based on the LIBOR rate option.

        The tranche C term loan of $135 million is repayable in annual principal payments of 1% of outstanding principal commencing on May 14, 2002 with the balance due on May 14, 2008. The loan bears interest at an annual rate equal (at the Company's option) to: (1) LIBOR plus 3.25% or (2) a rate equal to 2.25% plus the greater of the administrative agent's prime rate, a certificate of deposit rate plus 1.00% or the federal funds rate plus .50%. The rate of interest in effect at December 31, 1999 is 9.44% and is based on the LIBOR rate option.

        The senior credit facility also provides a revolving credit facility in the amount of $75 million which is available, in part, for up to $25 million in letters of credit and up to $10 million in the form of swingline loans. This revolving facility is available for seven years and outstanding balances thereunder will bear interest at an annual interest rate option equivalent at that provided under tranche A. The Company is required to pay on a quarterly basis a commitment fee equal to .50% annually on the unused portion of the revolving credit facility, subject to reductions based on the Company's financial performance. There were no amounts outstanding on the revolving credit facility at December 31, 1999.

                  ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                 (IN THOUSANDS)


7.  LONG-TERM OBLIGATIONS (CONTINUED)

        On July 24, 1999 the Company entered into a interest rate swap agreement to reduce the impact of changes in interest rates on its floating rate long-term debt. This agreement fixed at 5.99% the underlying variable rate on one-half the borrowings under the senior credit facility, or $217.5 million, for a three-year period. The differential to be paid or received is recorded as interest expense in the consolidated statement of operations in the period in which it is recognized. The Company is exposed to credit losses from counterparty nonperformance, but does not anticipate any losses from its agreement.

        Senior Subordinated Notes

         On May 14, 1999, the Company issued $150 million in aggregate principal amount of 9 3/8 % senior subordinated notes due 2009. Interest on the notes is payable semi-annually on May 15 and November 15, commencing November 15, 1999. The notes will mature on May 15, 2009, and are redeemable, in whole or in part, at the option of the Company, at any time on or after May 15, 2004 at 104.688% of the principal amount declining to 100% of the principal amount on or after May 15, 2007. The notes contain a number of restrictive covenants, including covenants limiting incurrence of debt and the payment of dividends. As of December 31, 1999 the Company was in compliance with all the covenants of the notes.

        Capital leases and other long-term obligations

        The Company has entered into various capital leases and other debt agreements totaling $13,407 with a weighted average interest rate of 8.978% at December 31, 1999.

        The aggregate maturities of long-term debt and capital lease obligations for each of the five years and thereafter subsequent to December 31, 1999 are as follows:

            2000                                              4,944
            2001                                              2,073
            2002                                              4,904
            2003                                              4,931
            2004                                              4,987
         Thereafter                                         576,568
                                                           --------
                                                           $598,407
                                                           ========

        Alaska Communications Systems. Group, Inc. Senior Discount Debentures

        The Parent has senior discount debentures of $17,598 at December 31, 1999. As amended on October 29, 1999, interest accrues at 13% and is payable at the Parent's option semiannually on May 15 and November 15, commencing May 15, 2000 until May 15, 2004 when the Parent will be required to semiannually pay interest. The debentures will mature on May 15, 2011, and are redeemable, in whole or in part, at the option of the Parent, at any time on or after May 15, 2004 at 106.5% of the principal amount declining to 100% of the principal amount on or after May 15, 2009. The debentures contain a number of restrictive covenants, including covenants limiting incurrence of debt and the payment of dividends. Although the debt is not recorded on the Company's books, substantially all of the Company's assets are pledged to secure the Parent's senior discount debentures. The Parent relies on the Company's cash flows to service its obligations.

                  ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                 (IN THOUSANDS)


8.  INCOME TAXES

        The Company's combined federal income and state effective income tax rate from continuing operations was 1.4% in 1999. The Company had no operations during 1998. The difference between taxes calculated as if the statutory federal rate of 35% was applied to income from continuing operations before income tax and the recorded tax expense is reconciled as follows:


  Computed federal income tax benefit at the 35% statutory rate      $ (7,351)
     Increase (reduction) in tax resulting from
        Other                                                              85
        Amortization for Investment Tax Credits                          (301)
        Valuation allowance                                             7,266
                                                                     --------
  Total income tax benefit                                           $   (301)
                                                                     ========

        The benefit for income taxes is summarized as follows:

  Current:
     Federal income tax                                              $     --
     State income tax                                                      --
                                                                     --------
        Total Current                                                      --
                                                                     --------
  Deferred:
     Federal income tax                                                    --
     State income tax                                                      --
                                                                     --------
        Total Deferred                                                     --
  Amortization of investment tax credits                                 (301)
                                                                     --------
  Total income tax benefit                                           $   (301)
                                                                     ========

        The effect of significant items comprising the Company's net deferred tax liability were as follows:

  Deferred tax liabilities:
     Non-current:
        Property Plant and Equipment                                 $ (4,011)
        Other                                                             (80)
        Valuation allowance                                             4,091
                                                                     --------
  Net deferred tax liabilities                                       $     --
                                                                     ========

  Deferred tax assets:
     Current:
        Accrued Compensation                                         $  1,433
        Accrued Bad Debts                                                 997
        Deferred Investment Tax Credit                                    162
        Regulatory Liabilities                                            113
        Net operating loss from operations                              9,292
        Extraordinary net operating loss                                1,343
        Valuation allowance                                           (13,065)
                                                                     --------
  Net deferred tax assets                                            $    275
                                                                     ========

        The company generated a net operating loss carryforward of $26,278 during 1999, which will be lost if not utilized by the year 2018.

                  ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                 (IN THOUSANDS)


9.  STOCK INCENTIVE PLANS

        The Company's employees participate in various plans of ACS Group, which through their Compensation Committee of the board of directors, may grant stock options, stock appreciation rights and other awards to officers, employees and non-employee directors of the Company. At December 31, 1999, ACS Group has reserved a total of 6,060 shares of authorized common stock for issuance under the various plans. In general, options under the plans vest ratably over three, four or five years and the plans terminate in approximately 10 years.

ALEC Holdings, Inc. 1999 Stock Incentive Plan

        The Parent has reserved 3,410 shares under this plan, which was adopted in connection with the completion of the acquisition of CenturyTel Alaska properties and ATU. At December 31, 1999, 3,423 options have been granted under the Plan at an exercise price of $6.1542 per share, generally vesting ratably over five years or after nine years subject to acceleration upon the attainment of certain performance goals. Of the options granted under the plan, 39 have been exercised, and 230 have been forfeited upon termination of the grantee. The plan allows forfeited options to be reissued.

        During May, June and July of 1999, 2,919 of these options were granted at an exercise price equivalent to the then fair value of the Parent's underlying stock as evidenced by sales to third parties. Of the options granted in May, 654 are variable plan performance vesting options granted to certain officers and management of the Company (of which 125 subsequently were forfeited). These performance vesting options became vested upon completion of the Parent's IPO in November 1999, and resulted in the recording of $4,148 of compensation expense. Compensation expense recorded represents the difference between the Parent's initial public offering price of $14.00 and the exercise price of $6.1542. During September, October, and November 1999, 504 options were granted, all at exercise prices below the fair value of the underlying Parent's stock at the time of issuance, which was an average of $10.12 per share. These options vested upon completion of the initial public offering ("IPO") in November of 1999, and resulted in the recording of compensation expense of $1,997. Compensation expense recorded for these options represents the difference between the fair value of the underlying Parent's stock of $10.12 and the exercise price of $6.1542.

        Information on outstanding options is summarized as follows:

                                                                Weighted
                                                                Average
                                              Number of         Exercise
                                               Shares            Price
                                              ---------         --------
         Outstanding January 1, 1999                --               --
         Granted                                 3,423          $  6.15
         Exercised                                 (39)            6.15
         Canceled or expired                      (230)            6.15
                                               -------
         Outstanding December 31, 1999           3,154             6.15
                                               =======

        The outstanding options at December 31, 1999 have the following characteristics:

                                        Outstanding Options                 Exercisable Options
                              --------------------------------------      ------------------------
                                            Weighted       Weighted                       Weighted
                                             Average        Average                       Average
                              Number of     Remaining      Exercise        Number        Exercise
Range of Exercise Prices        Shares     Life (Years)      Price       Exercisable       Price
------------------------      ---------    ------------    ---------     -----------     ---------
   $ 6.15                     3,154,500          8.48      $    6.15      1,254,600      $    6.15
                              =========     =========      =========      =========      =========

                  ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                 (IN THOUSANDS)


9.  STOCK INCENTIVE PLANS (CONTINUED)

        The Company applies Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," in accounting for its plan. Accordingly, no compensation cost has been recognized for options with exercise prices equal to or greater than the fair value on the date of the grant. If compensation costs for the Company's plan had been determined consistent with SFAS No. 123 "Accounting for Stock-Based Compensation", the Company's net loss on a pro forma bases for 1999 would have been as follows:

        Net loss:
            As reported                                       $(20,701)
            Pro forma (as adjusted for SFAS No. 123)           (21,367)

        The fair value for these options was estimated at the date of grant, using a Black-Scholes option pricing model with the following weighted average assumptions for grants in 1999: risk free interest rate of 5.5%, dividend yield of 0%, expected volatility factor of 40.3%, and expected option life of 7 years.

        The plan will terminate on May 14, 2009.

Alaska Communications Systems Group, Inc. 1999 Stock Incentive Plan

        This plan was adopted by the Parent in November 1999 in connection with its initial public offering. At December 31, 1999, 1,500 shares are available for grant. No shares were awarded under this plan during 1999. The term of options granted under the plan may not exceed 10 years. Unless otherwise determined by the Compensation Committee, options will vest ratably on each of the first four anniversaries after the grant date and will have an exercise price equal to the fair market value of the common stock on the date of grant.

        On February 9, 2000, the Board of Directors approved the grant of options under the plan to purchase 887 shares to certain members of management at an exercise price of $14.1354 per share, generally vesting over four years ratably.

ACS Group, Inc. 1999 Non-Employee Director Stock Compensation Plan

        The non-employee director stock compensation plan was adopted by the Parent in connection with its initial public offering. At December 31, 1999, 150 shares are available for grants under the plan. Directors are required to receive not less than 25% of their annual retainer and meeting fees in the form of the Parent's stock, and may elect to receive up to 100% of directors compensation in the form of stock. No shares had been granted under the plan as of December 31, 1999. During January of 2000, eight shares under the plan were awarded to a director.

Alaska Communications Systems Group, Inc. 1999 Employee Stock Purchase Plan

        This plan was also adopted in connection with the Parent's initial public offering in November 1999. At December 31, 1999, 1,000 shares are available for issuance and sale. The plan will terminate on December 31, 2009. All ACS Group employees and all of the employees of designated subsidiaries generally will be eligible to participate in the purchase plan, other than employees whose customary employment is 20 hours or less per week or is for not more than five months in a calendar year, or who are ineligible to participate due to restrictions under the Internal Revenue Code.

        A participant in the purchase plan may authorize regular salary deductions of a maximum of 15% and a minimum of 1% of base compensation. The fair market value of shares which may be purchased by any employee during any calendar year may not exceed $25. The amounts so deducted and contributed will be applied to the purchase of full shares of common stock under options to purchase shares at 85% of the lesser of the fair market value of such shares on the date of purchase or on the offering date for such offering period. The offering dates will be January 1 and July 1 of each purchase plan year, and each offering period will consist of one six-month purchase period. The first offering period under the plan commenced on January 1, 2000. Shares will be purchased on the open market or issued from authorized but unissued shares on behalf of participating employees on the last business days of June and December for each purchase plan year and each such participant will have the rights of a stockholder with respect to such shares. Approximately 37% of eligible employees elected to participate in the offering period commencing January 1, 2000.

                  ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                 (IN THOUSANDS)


10. RETIREMENT PLANS

        Pension benefits for substantially all of ACS Holdings' employees are provided through the Alaska Electrical Pension Plan. ACS Holdings pays a contractual hourly amount based on employee classification or base compensation. As a multi-employer defined benefit plan, the accumulated benefits and plan assets are not determined or allocated separately to the individual employer. ACS Holdings' portion of the plan's pension cost for 1999 was $6,099.

        ACS Holdings also has a separate defined benefit plan that covers certain employees previously employed by Century Telephone Enterprise, Inc. ("CenturyTel Plan") This plan was transferred to ACS Holdings in connection with the acquisition of CenturyTel Alaska properties. Existing plan assets and liabilities of the CenturyTel Plan were transferred to the ACS Retirement Plan on September 1, 1999. Accrued benefits under the ACS Retirement Plan were determined in accordance with the provisions of the CenturyTel Plan. Upon completion of the transfer to ACS Holdings, covered employees ceased to accrue benefits under the plan. ACS Holdings uses the traditional unit credit method for the determination of pension cost for financial reporting and funding purposes and complies with the funding requirements under the Employee Retirement Income Security Act of 1974. Since the plan is adequately funded, no contribution was made in 1999.

        The following table represents the net periodic pension benefits for the ACS Retirement Plan for 1999:

       Service cost                                              $    --
       Interest cost                                                 149
       Expected return on plan assets                               (170)
       Net amortization and deferral                                  --
                                                                 -------
       Net periodic pension benefit cost                         $   (21)
                                                                 =======

        The following is a reconciliation of the beginning and ending balances for the benefit obligation and the plan assets for the ACS Retirement Plan:

       Change in benefit obligation:
           Benefit obligation at beginning of year               $    --
           Acquisition                                             5,780
           Service cost                                               --
           Interest cost                                             149
           Effect of change in discount rate assumption             (205)
           Benefits paid                                              --
                                                                 -------
           Benefit obligation at end of year                     $ 5,724
                                                                 =======

       Change in plan assets
           Fair value of plan assets at beginning of year        $    --
           Acquisition                                             9,289
           Return on plan assets                                     275
           Employer contributions                                     --
           Benefits paid                                              --
                                                                 -------
           Fair value of plan assets at end of year              $ 9,564
                                                                 =======

                  ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                 (IN THOUSANDS)


10. RETIREMENT PLANS (CONTINUED)

        The following table represents the funded status of the ACS Retirement Plan at December 31, 1999:


               Projected benefit obligation             $(5,724)
               Plan assets at fair value                  9,564
                                                        -------
               Funded Status                              3,840
                                                        -------

               Unrecognized net prior obligation             --
               Unrecognized prior service cost               --
               Unrecognized net gain                       (310)
                                                        -------
               Pension asset at end of year             $ 3,530
                                                        =======

        The actuarial assumptions used to account for the plan as of December 31, 1999 are as follows:

             Discount rate                                   7.90%
             Expected return on assets                       5.50%
             Rate of compensation increase                   0.00%

        The Company also provides a 401(k) retirement savings plan covering substantially all of its employees. The plan allows for discretionary matching contributions as determined by the Board of Directors, subject to Internal Revenue Code limitations. There was no matching contribution for 1999.

11. BUSINESS SEGMENTS

        The Company has two reportable segments: local telephone, which provides landline telecommunications services, and consists of local telephone service, network access, directory advertising, deregulated and other revenues, and cellular, which provides wireless telecommunications service. Each reportable segment is a strategic business under separate management and offering different services than those offered by the other segments. The Company also has interexchange network, and data services segments which do not meet the criteria for a reportable segment and are therefore included in "All Other" below. The Company also incurs interest expense, interest income, equity in earnings of minority investments and other non operating income and expense at the corporate level which are not allocated to the business segments, nor are they evaluated by the chief operating decision maker in analyzing the performance of the business segments. These non operating income and expense items are provided in the accompanying table under the caption "All Other" in order to assist the users of these financial statements in reconciling the operating results and total assets of the business segments to the consolidated financial statements. Common use assets are held at ACS Holdings and are allocated below based on operating revenues. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

                  ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                 (IN THOUSANDS)


11. BUSINESS SEGMENTS (CONTINUED)

        The following table illustrates selected financial data for each segment as of and for the year ended December 31, 1999:

                                                  LOCAL
                                                TELEPHONE       CELLULAR        ALL OTHER         TOTAL
                                                ---------       ---------       ---------       ---------
Operating revenues                              $ 159,151       $  24,882       $   9,586       $ 193,619
Depreciation and amortization                      33,100           2,159           5,047          40,306
Operating income (loss)                            17,517           6,801          (8,031)         16,287
Interest expense                                     (240)            (10)        (37,267)        (37,517)
Interest income                                       682              88             254           1,024
Equity in earnings of minority investments             --              --            (198)           (198)
Income tax provision (benefit)                      7,793           2,890         (10,984)           (301)
Net income (loss)                                   9,663           4,056         (34,420)        (20,701)
Total assets                                    $ 782,916       $  73,451       $  81,344       $ 937,711
Capital expenditures                            $  43,606       $  10,962       $  19,484       $  74,052

        Operating revenues disclosed above include intersegment operating revenues of $3,177 for the local telephone, $479 for the cellular, and $853 for all other.

12. RELATED PARTY TRANSACTIONS

        The Company has various intercompany transactions with the Parent and at December 31, 1999 $97,676 is due from the Parent.

        Fox Paine & Company, the majority stockholder of the Parent, receives an annual management fee in the amount of 1% of the Company's net income before interest expense, interest income, income taxes, depreciation and amortization, and equity in earnings (losses) of minority investments, calculated without regard to the fee. The management fee expense for 1999 is $610 all of which was payable at December 31, 1999.

        In addition, Fox Paine & Company received aggregate advisory fees in the amount of $14,200 upon consummation of the acquisitions of CenturyTel Alaska properties and ATU and was reimbursed for pre-closing costs of $9,941.

        In 1998 Fox Paine Capital Fund advanced cash to allow the company to operate until permanent funding was put in place at the close of the acquisitions. Outstanding advances were $620 at December 31, 1998.

        In 1998 the Company advanced cash to a related party to perform certain consulting service in connection with the Company's pending acquisitions. Cash used is capitalized as deferred acquisition costs. Any unused cash that was advances to this related party is to be repaid to the Company. At December 31, 1998, the total amount of unused cash was $42.


13. FAIR VALUE OF FINANCIAL INSTRUMENTS

    The fair values of cash and short-term investments, accounts receivable and payable, and other short-term assets and liabilities approximate carrying values due to their short-term nature. The fair values of the Company's term loan facilities also approximate carrying values due to the variable interest rate nature of the debt.

                  ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                 (IN THOUSANDS)


13. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)


        The fair value for the Company's senior subordinated notes is estimated based on quoted market prices. The fair value of the Company's term loan facilities approximates carrying values due to the variable interest rate nature of the debt. The Company employs an interest rate swap agreement to manage interest rate exposure. Amounts payable or receivable under the agreement are recognized as adjustments to interest expense in the periods in which they accrue. The fair value of the Company's interest rate swap agreement represents the estimated amount the Company would receive or pay to terminate the agreement, calculated based on the present value of expected payments or receipts based on the current market interest rate.

    The following table summarizes the Company's carrying values and fair values of the debt components of its financial instruments at December 31, 1999:

                                                    Carrying         Fair
                                                      Value          Value
                                                    ---------      ---------
Senior credit facility term debt - tranche A        $ 150,000      $ 150,000
Senior credit facility term debt - tranche B          150,000        150,000
Senior credit facility term debt - tranche C          135,000        135,000
9 3/8% senior subordinated notes                      150,000        145,500
Interest Rate Swap Agreement                               --           (923)
Capital leases and other long-term obligations         13,407         13,407
                                                    ---------      ---------

                                                    $ 598,407      $ 592,984
                                                    =========      =========

14. COMMITMENTS AND CONTINGENCIES

        The Company has a commitment to acquire additional fiber optic circuit capacity in the first quarter of 2001 at a purchase price of $19,500.

        The Company is involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.


15. CONSOLIDATED QUARTERLY OPERATING INFORMATION (UNAUDITED)

                                          Quarterly Financial Data
                         -----------------------------------------------------------
                           First          Second            Third           Fourth
                          Quarter         Quarter          Quarter          Quarter
                         ---------       ---------        ---------        ---------
Operating revenue        $     --        $ 38,330         $ 75,747         $ 79,542
Operating income               --           2,374           10,602            3,311
Net loss                       --          (5,333)          (3,987)         (11,381)

        The Company had no operations prior to the acquisitions of CenturyTel Alaska properties and ATU on May 14, 1999. Fourth quarter operating income included stock based compensation expense of $6,145.

                            Alaska Communications Systems Holdings, Inc.
                          Schedule II - Validation and Qualifying Accounts
                                            (In Thousands)

                                    Balance at     Charged to    Charged to                  Balance at
                                    Beginning      costs and      other       Deductions        End
Description                         of Period      expenses     accounts(1)       (2)        of Period
-----------                         ----------     ----------   ------------  ----------     ----------
Allowance for doubtful accounts
    1999                              $   --         1,130         4,798           725         5,203
                                      ======        ======        ======        ======        ======


(1) Represents the allowance for doubtful accounts at the date of acquisition, and reserve for accounts receivable collected on the behalf of others.

(2) Represents credit losses written off during the period, less collection of amounts previously written off.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Century Telephone Enterprises, Inc.:

        We have audited the accompanying combined balance sheet of CenturyTel's Alaska Properties as of December 31, 1998, and the related combined statement of income and retained earnings, and cash flows for the year then ended. These combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined financial statements based on our audit.

        We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of CenturyTel's Alaska Properties as of December 31, 1998, and the results of their operations and their cash flows for the year ended December 31, 1998, in conformity with generally accepted accounting principles.


                                                                    /s/ KPMG LLP



Shreveport, Louisiana
February 26, 1999

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Century Telephone Enterprises, Inc.
Monroe, Louisiana

        We have audited the combined balance sheet of CenturyTel Alaska Properties as of December 31, 1997, and the related combined statements of income and retained earnings and of cash flows for the year ended December 31, 1996, eleven months ended November 30, 1997, and one month ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of CenturyTel Alaska Properties as of December 31, 1997, and the results of their operations and their cash flows for the year ended December 31, 1996, eleven months ended November 30, 1997, and one month ended December 31, 1997, in conformity with generally accepted accounting principles.


/s/ DELOITTE & TOUCHE LLP



Portland, Oregon
March 25, 1999

                          CENTURYTEL ALASKA PROPERTIES
                             COMBINED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                            DECEMBER 31,
                                                                                      -------------------------
                                                                                         1997            1998
                                                                                      ---------       ---------
                                     ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                         $     871       $   5,728
    Accounts receivable:
       Customers, less allowance for doubtful accounts of $376, and $164 at
          December 31, 1997 and 1998, respectively                                        5,071           8,446
       Affiliates (Note 8)                                                               20,404          31,922
       Connecting companies                                                               4,146          10,984
       Receivable from sale of cellular license                                           5,022              --
       Miscellaneous accounts receivable and other                                        2,760           1,213
    Material and supplies (at cost)                                                       2,653           2,072
    Prepayments                                                                           1,513             610
                                                                                      ---------       ---------
          Total current assets                                                           42,440          60,975
                                                                                      ---------       ---------
PROPERTY, PLANT, AND EQUIPMENT - Net (Note 4)                                           158,590         161,710
                                                                                      ---------       ---------

OTHER ASSETS:
    Excess cost of net assets acquired, less accumulated amortization of $5,056,
       and $6,853 at December 31, 1997 and 1998, respectively (Note 1)                  248,948         242,632
    Investments, at cost                                                                    997             976
    Other, net                                                                            8,200           6,367
                                                                                      ---------       ---------
          Total other assets                                                            258,145         249,975
                                                                                      ---------       ---------
TOTAL ASSETS                                                                          $ 459,175       $ 472,660
                                                                                      =========       =========


                      LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES:
    Current maturities of long-term debt (Note 5)                                     $   1,316       $   1,427
    Accounts payable                                                                      3,275           5,322
    Accrued expenses and other accrued liabilities:
       Salaries and benefits                                                              2,434           1,949
       Taxes                                                                              1,123           1,008
       Other                                                                                684           1,849
    Advance billings and customer deposits (Note 1)                                       1,643           2,019
                                                                                      ---------       ---------
          Total current liabilities                                                      10,475          13,574
                                                                                      ---------       ---------
LONG TERM DEBT (Note 5)                                                                  41,634          41,981
                                                                                      ---------       ---------
DEFERRED CREDITS AND OTHER LIABILITIES:
    Deferred income taxes (Note 6)                                                       11,297          13,523
    Deferred investment tax credits                                                       1,421             909
    Other                                                                                 3,034           1,711
                                                                                      ---------       ---------
          Total deferred credits and other liabilities                                   15,752          16,143
                                                                                      ---------       ---------
SHAREHOLDER'S EQUITY:
    Common stock (103 and 104 shares authorized and 23 and 24 issued
       and outstanding, respectively)                                                        23              24
    Paid-in capital                                                                     393,026         393,026
    Retained earnings                                                                    (1,735)          7,912
                                                                                      ---------       ---------
          Total shareholder's equity                                                    391,314         400,962
                                                                                      ---------       ---------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                                            $ 459,175       $ 472,660
                                                                                      =========       =========


            See accompanying notes to combined financial statements.

                          CENTURYTEL ALASKA PROPERTIES

               COMBINED STATEMENTS OF INCOME AND RETAINED EARNINGS

                                 (IN THOUSANDS)



                                                          ELEVEN
                                                          MONTHS        ONE MONTH
                                        YEAR ENDED         ENDED           ENDED        YEAR ENDED
                                        DECEMBER 31,    NOVEMBER 30,    DECEMBER 31,    DECEMBER 31,
                                           1996            1997            1997            1998
                                        ------------    ------------    ------------    ------------
OPERATING REVENUES:
    Telephone                               75,950          79,330          10,255         121,933
    Cellular                                 4,823           5,120             181           2,576
                                         ---------       ---------       ---------       ---------
       Total operating revenues             80,773          84,450          10,436         124,509
OPERATING EXPENSES:
    Cost of sales and operating
       expenses-telephone                   41,789          42,404           6,434          72,008
    Cost of sales and operating
       expenses-cellular                     3,381           3,082             147           2,128
    Depreciation and amortization           15,348          15,823           2,466          30,459
                                         ---------       ---------       ---------       ---------
       Total operating expenses             60,518          61,309           9,047         104,595
                                         ---------       ---------       ---------       ---------
OPERATING INCOME                            20,255          23,141           1,389          19,914
OTHER INCOME (EXPENSE):
    Interest expense                        (3,176)         (3,027)           (253)         (3,588)
    Interest income (Note 8)                 1,180             858              82           2,183
    Other income (expense) - Net               (33)           (298)             53             356
                                         ---------       ---------       ---------       ---------
       Total other income (expense)         (2,029)         (2,467)           (118)         (1,049)
INCOME BEFORE INCOME TAX
    EXPENSE                                 18,226          20,674           1,271          18,865
INCOME TAX EXPENSE (Note 6)                  6,737           7,746             736           9,218
                                         ---------       ---------       ---------       ---------
NET INCOME                                  11,489          12,928             535           9,647
                                         =========       =========       =========       =========

RETAINED EARNINGS AT
    BEGINNING OF PERIOD                     63,216          61,079              --          (1,735)
Less dividends to shareholder               13,626           7,080           2,270              --
                                         ---------       ---------       ---------       ---------
RETAINED EARNINGS AT END
    OF PERIOD                            $  61,079       $  66,927       $  (1,735)      $   7,912
                                         =========       =========       =========       =========


            See accompanying notes to combined financial statements.

                          CENTURYTEL ALASKA PROPERTIES

                        COMBINED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)


                                                                                    ELEVEN
                                                                                    MONTHS         ONE MONTH
                                                                   YEAR ENDED        ENDED           ENDED         YEAR ENDED
                                                                  DECEMBER 31,     NOVEMBER 30,    DECEMBER 31,    DECEMBER 31,
                                                                      1996            1997            1997            1998
                                                                  ------------     ------------    ------------    ------------

OPERATING ACTIVITIES:
    Net income                                                         11,489          12,928             535           9,647
    Adjustments to reconcile net income to net cash
      provided by operating activities:
       Depreciation and amortization                                   15,348          15,823           2,466          30,459
       Deferred income taxes and unamortized
         investment tax credits, net                                    1,538           1,160              65              24
       Change in current assets and liabilities:
          Accounts receivable                                          14,476          (1,383)          3,873          (3,644)
          Accounts payable                                             (6,828)         (2,986)         (1,527)          1,479
          Other current assets and liabilities, net                    (1,434)         (4,329)            176           2,427
          Other, net                                                       --              --              --          (2,101)
                                                                    ---------       ---------       ---------       ---------
Net cash provided by operating activities                              34,589          21,213           5,588          38,291
                                                                    ---------       ---------       ---------       ---------

INVESTING ACTIVITIES:
    Payments for property, plant, and equipment                       (20,465)        (14,575)         (1,825)        (26,799)
    Other, net                                                           (146)          1,021          (1,454)            135
                                                                    ---------       ---------       ---------       ---------
Net cash provided (used) by investing activities                      (20,611)        (13,554)         (3,279)        (26,664)

FINANCING ACTIVITIES:
    Proceeds from issuance of long-term debt                            1,739              --              --              --
    Dividends paid                                                    (13,626)         (7,080)         (2,270)             --
    Payments of long-term debt                                         (1,060)         (1,129)           (293)         (1,322)
    Change in affiliate balance                                            --              --              --          (5,448)
                                                                    ---------       ---------       ---------       ---------

Net cash used by financing activities                                 (12,947)         (8,209)         (2,563)         (6,770)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        1,031            (550)           (254)          4,857

CASH AND CASH  EQUIVALENTS - BEGINNING OF YEAR                            644           1,675           1,125             871
                                                                    ---------       ---------       ---------       ---------

CASH AND CASH  EQUIVALENTS - END OF YEAR                            $   1,675       $   1,125       $     871       $   5,728
                                                                    =========       =========       =========       =========

SUPPLEMENTAL CASH FLOW
    INFORMATION:
    Net assets of acquisitions contributed as paid-in capital,
      including push-down of goodwill of $32,159                    $      --       $  89,132       $      --       $      --
    Push-down of excess costs of Alaskan entities from
      CenturyTel acquisition                                               --              --         208,389              --
    Paydown of minority interest liability through transfer of
      property, plant, and equipment                                       --              --           1,525              --
    Income tax paid                                                     5,344           4,653           3,207             600
    Interest paid                                                       3,510           2,706             261           3,434


            See accompanying notes to combined financial statements.

                          CENTURYTEL ALASKA PROPERTIES
                     NOTES TO COMBINED FINANCIAL STATEMENTS
      YEAR ENDED DECEMBER 31, 1996, ELEVEN MONTHS ENDED NOVEMBER 30, 1997,
       ONE MONTH ENDED DECEMBER 31, 1997 AND YEAR ENDED DECEMBER 31, 1998
                                 (IN THOUSANDS)


1.  GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        GENERAL--The combined financial statements for CenturyTel Alaska Properties (the "Company") represent the operating results of the following legal entities ("Alaskan Entities"):

        Telephone Utilities of Alaska, Inc. ("TUA")

        Telephone Utilities of the Northland, Inc. ("TUN")

        PTI Communications of Alaska, Inc. ("PTICA")

        Pacific Telecom of Alaska PCS, Inc. ("PTAPCS")

        Pacific Telecom Cellular of Alaska, Inc. ("PTCA"), excluding the assets, liabilities and equity of Alaska RSA #1

        TUA, TUN, PTICA, and PTAPCS were wholly owned subsidiaries of Pacific Telecom, Inc. ("PTI") and PTCA was a wholly owned subsidiary of Pacific Telecom Cellular, Inc., which was a wholly owned subsidiary of PTI. Until December 1, 1997, PacifiCorp Holdings owned 100% of the voting securities of PTI. The Company was acquired on December 1, 1997 as a result of Century Telephone Enterprises, Inc.'s ("CenturyTel") acquisition of Pacific Telecom, Inc. (the "Acquisition") (Note 13). The financial statements beginning December 1, 1997 reflect the excess cost of net assets acquired and the subsequent amortization expense which was allocated to the Alaska properties in accordance with purchase accounting.

        TUA, TUN, PTICA, and PTAPCS became wholly owned subsidiaries of CenturyTel of the Northwest, Inc. ("CNI") which is a wholly owned subsidiary of CenturyTel. PTCA is a wholly owned subsidiary of CenturyTel Wireless, Inc. ("CT Wireless") which is a wholly owned subsidiary of CenturyTel.

        The Company's primary business is to provide traditional and cellular telephone service to its customers which are located in the state of Alaska. The Company was dependent on PTI and certain subsidiaries prior to the Acquisition and is dependent upon CenturyTel and certain CenturyTel subsidiaries to provide construction and maintenance services, materials and supplies and managerial, technical and accounting services. Inter-company billings include a return on investment to the related company.

        The Company's telephone operations are regulated in nature and its telephone accounting records are maintained in accordance with the rules and regulations of the Alaska Public Utilities Commission ("APUC") which substantially adhere to the rules and regulations of the Federal Communications Commission. The Company's regulated operations are subject to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 71, Accounting For The Effects Of Certain Types Of Regulation.

        ESTIMATES--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts

                          CENTURYTEL ALASKA PROPERTIES
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)
      YEAR ENDED DECEMBER 31, 1996, ELEVEN MONTHS ENDED NOVEMBER 30, 1997,
       ONE MONTH ENDED DECEMBER 31, 1997 AND YEAR ENDED DECEMBER 31, 1998
                                 (IN THOUSANDS)


1.  GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

of revenues and expenses during the reporting period. Actual results may differ from those estimates.

        REVENUE RECOGNITION--Revenues are recognized when earned. The Company participates in toll revenue pools with other telephone companies. Such pools are funded by toll revenue and/or access charges regulated by the APUC within the intrastate jurisdiction and the Federal Communications Commission within the interstate jurisdiction. Much of the interstate toll service revenue earned through various pooling processes is initially recorded based on estimates. These estimates are derived from interim financial statements, available separations studies and the most recent rate of return published by the National Exchange Carriers Association. These estimates are subject to subsequent adjustment in future accounting periods as refined operational information becomes available. Any subsequent adjustments have not been material.

        PROPERTY, PLANT, AND EQUIPMENT--Telephone plant is stated substantially at original cost of construction. Telephone plant retired in the ordinary course of business, together with cost of removal, less salvage, is charged to accumulated depreciation with no gain or loss recognized. Renewals and betterments of telephone plant are capitalized while repairs, as well as renewals of minor items, are charged to operating expense.

        The Company provides depreciation for telephone plant on the straight-line method, using rates approved by the regulatory authorities. Depreciation expense for telephone plant amounted to $13,774, $14,406, $1,737, and $23,550 for the year ended December 31, 1996, eleven months ended November 30, 1997, one month ended December 31, 1997, and year ended December 31, 1998, respectively. Included in 1998 expense is additional depreciation of approximately $1,506 which was approved by the regulatory authorities. The composite depreciation rate was 5.7% for the year ended December 31, 1996, 5.8% for the eleven months ended November 30, 1997 and the one month ended December 31, 1997, and 6.1% for the year ended December 31, 1998.

        Non-telephone plant is stated at cost and, when sold or retired, a gain or loss is recognized. Depreciation of such property is provided on the straight-line method over its estimated service lives ranging from 7 to 15 years. Depreciation for non-telephone plant amounted to $1,198, $922, $190, and $583 for the year ended December 31, 1996, eleven months ended November 30, 1997, one month ended December 31, 1997, and the year ended December 31, 1998, respectively.

        LONG-LIVED ASSETS AND EXCESS COST OF NET ASSETS ACQUIRED (GOODWILL)--The carrying value of long-lived assets, including allocated goodwill, is reviewed for impairment at least annually, or whenever events or changes in circumstances indicate that such carrying value may not be recoverable, by assessing the recoverability of such carrying value through estimated undiscounted future net cash flows expected to be generated by the assets. The excess cost of net assets acquired is being amortized over 40 years. Amortization expense was $333 for the year ended December 31, 1996, $455 during the eleven months ended November 30, 1997, $537 during the one month ended December 31, 1997, and $6,326 for the year ended December 31, 1998.

                          CENTURYTEL ALASKA PROPERTIES
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)
      YEAR ENDED DECEMBER 31, 1996, ELEVEN MONTHS ENDED NOVEMBER 30, 1997,
       ONE MONTH ENDED DECEMBER 31, 1997 AND YEAR ENDED DECEMBER 31, 1998
                                 (IN THOUSANDS)


1.  GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        INCOME TAXES--Prior to the Acquisition, the Company was included in the consolidated federal income tax return of PacifiCorp Holdings and CenturyTel in subsequent periods. For financial accounting purposes, federal income taxes are computed and recorded as if the Company filed a separate federal income tax return, except that, (i) in the event the Company generates a net tax loss which is utilized in the respective consolidated return, the Company will be given the benefit of such loss, and (ii) income taxes are calculated based upon the statutory tax rate in effect for PacifiCorp prior to the Acquisition and CenturyTel and its subsidiaries for subsequent periods on a consolidated basis. The Company periodically settles amounts owed to CenturyTel for federal income taxes. The Company is included in a consolidated Alaska state income tax return.

        The Company uses the asset and liability method of accounting for income taxes under which deferred tax assets and liabilities are established for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Investment tax credits related to plant have been deferred and are being amortized as a reduction of federal income tax expense over the estimated useful lives of the assets giving rise to the credits.

        Pursuant to SFAS 71, the regulatory liability, net of the related tax impact, is being amortized as a reduction of federal income tax expense over the estimated remaining lives of the assets which generated the deferred taxes.

        CASH EQUIVALENTS--For purposes of the statement of cash flows, the Company considers all demand deposits, central depository bank account ("CDA") deposits, and all short-term investments with a maturity at date of purchase of three months or less to be cash equivalents.

        INVESTMENTS--The Rural Telephone Bank ("RTB") requires borrowers of RTB funds to purchase RTB stock as a percentage of loan funds provided. These investments have been accounted for using the cost method.

        ADVANCE BILLINGS--Advance billings creditable to revenue accounts in future months are recorded in advance billings until the service is rendered.

        EARNINGS PER SHARE--The common stock of the Company is not traded in a public market; therefore, earnings per share amounts are not presented in accordance with SFAS 128, EARNINGS PER SHARE.


2.  PCS LICENSE ACQUISITION COSTS

        In early 1997, the Company was awarded three 10 MHz licenses to provide personal communications services ("PCS") in Alaska. The Company paid $3,023 for such licenses, which will be amortized over the useful economic lives once construction is complete. At this time, construction has not yet begun. These licenses are included in Other Assets on the balance sheet.

                          CENTURYTEL ALASKA PROPERTIES
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)
      YEAR ENDED DECEMBER 31, 1996, ELEVEN MONTHS ENDED NOVEMBER 30, 1997,
       ONE MONTH ENDED DECEMBER 31, 1997 AND YEAR ENDED DECEMBER 31, 1998
                                 (IN THOUSANDS)


3.  FAIR VALUE OF FINANCIAL INSTRUMENTS

        CASH AND CASH EQUIVALENTS, ACCOUNTS RECEIVABLE, ACCOUNTS PAYABLE, ACCRUED EXPENSES, AND CUSTOMER DEPOSITS--The carrying amount approximates the fair value due to the short maturity of these instruments.

        OTHER INVESTMENTS--The Company's other investments are represented by its investment in RTB stock. The carrying amount of such investment approximates the fair market value of these instruments.

        LONG-TERM DEBT--The carrying value of the Company's long-term debt had a fair value of $42,669 at December 31, 1997 and $45,853 at December 31, 1998. The fair value was estimated by discounting the scheduled payment streams to present value based upon rates currently offered to the Company for debt of similar remaining maturities. Prepayment penalties and other costs of debt retirement are not reflected in the estimates.


4.  PROPERTY, PLANT, AND EQUIPMENT, NET

        The following table summarizes the major classes of property, plant, and equipment as of December 31, 1997 and 1998:


                                                        1997            1998
                                                      ---------       ---------
General Support                                       $  33,508       $  31,811
Central office                                          113,040         120,613
IOT                                                      21,283           5,652
Cable and wire                                          221,428         232,819
Construction in progress                                  5,633           9,345
Non-regulated and other                                     677           8,452
                                                      ---------       ---------
    Telephone property, plant, and equipment            395,569         408,692
Less accumulated depreciation                          (238,228)       (248,915)
                                                      ---------       ---------
    Net telephone property, plant, and equipment        157,341         159,777
                                                      ---------       ---------
Wireless property, plant, and equipment                   1,340           2,617
Less accumulated depreciation                               (91)           (684)
                                                      ---------       ---------
    Net wireless property, plant, and equipment           1,249           1,933
                                                      ---------       ---------
    Property, plant, and equipment, net               $ 158,590       $ 161,710
                                                      =========       =========

        The Company retired approximately $1,762 of telephone property, plant, and equipment and a like amount of accumulated depreciation in 1998.

                          CENTURYTEL ALASKA PROPERTIES
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)
      YEAR ENDED DECEMBER 31, 1996, ELEVEN MONTHS ENDED NOVEMBER 30, 1997,
       ONE MONTH ENDED DECEMBER 31, 1997 AND YEAR ENDED DECEMBER 31, 1998
                                 (IN THOUSANDS)


5.  LONG-TERM DEBT

    Long-term debt as of December 31, 1997 and 1998 is summarized below:

                                                              1997           1998
                                                            --------       --------
First mortgage notes:
    5.0%-6.5%, due in installments to 2027                  $ 29,226       $ 28,546
    7.2%-9.4%, due in installments to 2020                    10,820         10,588
    10.1%-11.8%, due in installments to 2017                   2,904          2,672
Unsecured note at 3%, due in installments to 2007                 --          1,602
                                                            --------       --------
    Subtotal                                                  42,950         43,408
Less current maturities                                       (1,316)        (1,427)
                                                            --------       --------
    Total long-term debt, excluding current maturities      $ 41,634       $ 41,981
                                                            ========       ========

               The approximate annual debt maturities for the five years subsequent to December 31, 1998 are as follows: 1999, $1,427; 2000, $1,527; 2001, $1,637; 2002, $1,755; and 2003, $1,551.

        At December 31, 1998, under the most restrictive covenant of the Company's long-term debt agreement, all of the Company's retained earnings were available for the payment of cash dividends.

        Substantially all of the Company's telephone property, plant, and equipment is pledged to secure the first mortgage notes.

                          CENTURYTEL ALASKA PROPERTIES
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)
      YEAR ENDED DECEMBER 31, 1996, ELEVEN MONTHS ENDED NOVEMBER 30, 1997,
       ONE MONTH ENDED DECEMBER 31, 1997 AND YEAR ENDED DECEMBER 31, 1998
                                 (IN THOUSANDS)


6.  INCOME TAXES

        Income tax expense consists of the following components:

                                            ELEVEN
                                             MONTHS       ONE MONTH
                             YEAR ENDED      ENDED          ENDED        YEAR ENDED
                            DECEMBER 31,   NOVEMBER 30,  DECEMBER 31,   DECEMBER 31,
                                1996          1997          1997           1998
                            ------------   ------------  ------------   ------------
Federal:
   Current                    $  4,733      $  5,689      $    575       $  7,093
   Deferred                        265           109           (12)          (177)
State:
   Current                       1,388         1,708           170          2,101
   Deferred                        351           240             3            201
                              --------      --------      --------       --------
      Income tax expense      $  6,737      $  7,746      $    736       $  9,218
                              ========      ========      ========       ========

        The following is a reconciliation from the statutory federal income tax rate to the Company's effective income tax rate:

                                                                       ELEVEN
                                                                       MONTHS        ONE MONTH
                                                      YEAR ENDED       ENDED           ENDED         YEAR ENDED
                                                     DECEMBER 31,    NOVEMBER 30,   DECEMBER 31,    DECEMBER 31,
                                                        1996            1997            1997            1998
                                                     ------------    ------------   ------------    ------------
Statutory federal income tax rate                        35.00%          35.00%          35.00%          35.00%
Sate income taxes, net of federal income tax
   benefit                                                6.00%           6.00%           8.44%           7.90%
Amortization of nondeductible excess cost of
   net assets acquired                                      --              --           14.20%          10.10%
Amortization of excess deferred income taxes             (1.67%)         (1.32%)         (2.18%)         (1.60%)
Amortization of deferred investment tax credits          (3.15%)         (2.27%)         (3.76%)         (2.70%)
Other, net                                                0.78%           0.06%           6.20%           0.20%
                                                      --------        --------        --------        --------
   Effective income tax rate                             36.96%          37.47%          57.90%          48.90%
                                                      ========        ========        ========        ========

                          CENTURYTEL ALASKA PROPERTIES
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)
      YEAR ENDED DECEMBER 31, 1996, ELEVEN MONTHS ENDED NOVEMBER 30, 1997,
       ONE MONTH ENDED DECEMBER 31, 1997 AND YEAR ENDED DECEMBER 31, 1998
                                 (IN THOUSANDS)


6.  INCOME TAXES (CONTINUED)

        The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1998 were as follows:

                                                                                      1997           1998
                                                                                    --------       --------
Deferred tax assets:
     Regulatory liability                                                           $     18       $    388
     Deferred investment tax credits                                                     991            374
     Other                                                                               829            567
                                                                                    --------       --------
     Total gross deferred tax assets                                                   1,838          1,329
     Less: Valuation allowances                                                           --             --
                                                                                    --------       --------
     Net Deferred tax assets                                                           1,838          1,329
                                                                                    --------       --------
Deferred tax liabilities:
     Property, plant, and equipment, primarily due to depreciation differences       (13,088)       (14,112)
     Excess costs of net assets acquired                                                 (47)          (740)
                                                                                    --------       --------
     Total gross deferred tax liabilities                                            (13,135)       (14,852)
                                                                                    --------       --------
     Net deferred tax liability                                                     $(11,297)      $(13,523)
                                                                                    ========       ========

7.  EMPLOYEE BENEFIT PLANS

        Substantially all employees of the Company, except those who are members of the International Brotherhood of Electrical Workers ("IBEW"), are covered by a pension plan (the "Plan") which is sponsored by PTI before the Acquisition and CNI subsequently which includes other affiliated companies. The Plan provides benefits based upon employees' total years of service and the highest five years compensation during their last 10 years of service. The Company's portion of pension income was $57 during the year ended December 31, 1996, $219 during the eleven months ended November 30, 1997, $23 during the one month ended December 31, 1997, and $384 for the year ended December 31, 1998. Because actuarial information regarding the status of the Plan is computed for the Plan in total, the Company does not separately determine its portion of the actuarial present value of the accumulated plan benefits, projected benefit obligation, or net assets available for benefits.

        In accordance with the purchase agreement with Alaska Communications Systems Holdings, Inc., formerly known as ALEC Acquisition Corporation ("ALEC") (see Note 13), the Plan assets and obligations will be valued at the closing date. Based on this valuation, assets equaling the actuarial present value of the accrued benefits of the Company's employees, plus an additional $250, will be transferred to a replacement plan.

                          CENTURYTEL ALASKA PROPERTIES
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)
      YEAR ENDED DECEMBER 31, 1996, ELEVEN MONTHS ENDED NOVEMBER 30, 1997,
       ONE MONTH ENDED DECEMBER 31, 1997 AND YEAR ENDED DECEMBER 31, 1998
                                 (IN THOUSANDS)


7.  EMPLOYEE BENEFIT PLANS (CONTINUED)

        The Company participates in a post retirement health care and insurance plan (the "PRB Plan") which is sponsored by PTI prior to acquisition and by CNI subsequently which includes other affiliated companies.

        The Company recognizes the cost of other post retirement benefits over the active service period of its employees. PTI's policy was to fund annually an amount of the post retirement benefit liability that will systematically reduce that liability using available funds and allow deductibility for federal income tax purposes. Due to income tax regulations that restrict the deductibility of certain contributions for post retirement benefits, PTI elected to make non-tax contributions to meet funding requirements imposed by state regulatory commissions. PTI recognized the transition obligation, which represents the previously unrecognized prior service cost, over a period of 20 years. Because actuarial information regarding the status of the PRB Plan is computed for the PRB Plan in total, PTI did not separately determine its portion of the actuarial present value of the accumulated plan benefit, projected benefit obligations or net assets available for benefits. At December 31, 1997, the date of the latest actuarial evaluation for the PRB Plan, plan assets were less than the projected benefit obligation by approximately $46,246 and the unamortized portion of the transition obligation was $26,099. The Company's portion of the net periodic post-retirement benefit cost was $846 during the year ended December 31, 1996, $485 during the eleven months ended November 30, 1997, $41 during the one month ended December 31, 1997, and $471 during the year ended December 31, 1998, as follows:

         Service cost                                           $  183
         Interest cost                                             392
         Amortization of transition obligation                     116
         Amortization of unrecognized prior service cost            (4)
         Expected return on assets                                (216)
                                                                ------
               Net periodic postretirement benefit cost         $  471
                                                                ======

        At the time of adoption of SFAS 106, Employers' Accounting For Postretirement Benefits Other Than Pensions, the Company elected to amortize the transition obligation, at the date of implementation, over 20 years.

        In accordance with the purchase agreement with ALEC (see Note 13), the purchaser assumes the liability for post retirement benefits related to employees that retire subsequent to the closing date.

                          CENTURYTEL ALASKA PROPERTIES
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)
      YEAR ENDED DECEMBER 31, 1996, ELEVEN MONTHS ENDED NOVEMBER 30, 1997,
       ONE MONTH ENDED DECEMBER 31, 1997 AND YEAR ENDED DECEMBER 31, 1998
                                 (IN THOUSANDS)


8.  CERTAIN TRANSACTIONS

        The Company purchases certain plant materials and other services (including certain operating expenses) from PTI, CenturyTel, and other affiliated companies. Materials and services purchased by the Company from PTI prior to acquisition and CenturyTel and its subsidiaries subsequently totaled approximately $9,227 for the year ended December 31, 1996, $8,581 for the eleven months ended November 30, 1997, $1,626 for the one month ended December 31, 1997, and $29,306 (which included $15,648 of operating expenses) during the year ended December 31, 1998. Many of the costs that are allocated to the Alaska companies are based on time distribution and are, therefore, representative of what costs would have been on a stand-alone basis. General and administrative costs are allocated based on expense levels of all companies. Such costs, when allocated to the subsidiaries, include a reasonable rate of return on investment to the related affiliate and, therefore, are representative of what costs would have been on a stand-alone basis.

        Prior to the Acquisition, short-term advances were made to PTI under an agreement providing interest at the prime commercial rate for funds held more than 90 days. Interest income on these advances was $1,052 during the year ended December 31, 1996, $797 during the eleven months ended November 30, 1997, and $81 during the one month ended December 31, 1997.

        Subsequent to the Acquisition, the Company participates in a Central Depository Account ("CDA") with CenturyTel and other affiliates. The Company is assessed or receives interest on the net amount of its CDA balance and the net accounts receivable or payable to CenturyTel and its affiliates. Related interest income amounted to $2,156 for the year ended December 31, 1998. The rate used to calculate the related interest income was the three month U.S. T-Bill rate. Related interest expense amounted to $637 for the year ended December 31, 1998. The rate used to calculate the related interest expense was the weighted average rate of CenturyTel's debt.


9.  BUSINESS AND CREDIT CONCENTRATIONS

        The Company provides telephone services to customers (business and residential) located in the state of Alaska. Receivables from connecting companies represent the amounts due from various long distance carriers such as AT&T and the Bell operating companies.

        The ultimate realization of the Company's balance in the CDA discussed above is dependent upon the financial resources of CenturyTel.


10. COMMITMENTS AND CONTINGENCIES

        Expenditures for property, plant, and equipment are anticipated to be approximately $19,469 for telephone operations and $615 for wireless operations during 1999.

        The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of the matters will not have a material adverse effect on the Company's financial position or results of operations.

                          CENTURYTEL ALASKA PROPERTIES
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)
      YEAR ENDED DECEMBER 31, 1996, ELEVEN MONTHS ENDED NOVEMBER 30, 1997,
       ONE MONTH ENDED DECEMBER 31, 1997 AND YEAR ENDED DECEMBER 31, 1998
                                 (IN THOUSANDS)


10.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

        The Company's operations are subject to federal, state and local laws and regulations governing the use, storage, disposal of, and exposure to, hazardous materials, the release of pollutants into the environment and the remediation of contamination. As an owner or operator of property and a generator of hazardous wastes, the Company could be subject to certain environmental laws that impose liability for the entire cost of cleanup at contaminated sites, regardless of fault or the lawfulness of the activity that resulted in contamination. The Company believes, however, that its operations are in substantial compliance with applicable environmental laws and regulations and that there is no material exposure to loss related to environmental issues.

        Many of the Company's properties formerly contained, or currently contain, underground and aboveground storage tanks used for the storage of fuel or wastes. Some of these tanks have leaked. The Company believes that known contamination caused by these leaks has been, or is being, investigated or remediated. The Company cannot be sure, however, that it has discovered all contamination or that the regulatory authorities will not request additional remediation at sites that have previously undergone remediation.

11.  BUSINESS SEGMENTS

        The Company is engaged in providing local exchange telephone services and cellular telephone services in Alaska. The following tables illustrate selected financial data for each segment:


YEAR ENDED DECEMBER 31, 1996                   TELEPHONE       CELLULAR          TOTAL
----------------------------                   ---------       --------         --------
Operating revenues                             $ 75,950        $  4,823         $ 80,773
Depreciation and amortization                    14,383             965           15,348
Operating income                                 19,778             477           20,255
Capital expenditures                             19,694             771           20,465

ELEVEN MONTHS ENDED NOVEMBER 30, 1997          TELEPHONE       CELLULAR          TOTAL
-------------------------------------          ---------       --------         --------
Operating revenues                             $ 79,330        $  5,120         $ 84,450
Depreciation and amortization                    15,090             733           15,823
Operating income                                 21,836           1,305           23,141
Capital expenditures                             14,225             350           14,575

ONE MONTH ENDED DECEMBER 31, 1997              TELEPHONE       CELLULAR          TOTAL
---------------------------------              ---------       --------         --------
Operating revenues                             $ 10,255        $    181         $ 10,436
Depreciation and amortization                     2,375              91            2,466
Operating income                                  1,446             (57)           1,389
Capital expenditures                              1,732              93            1,825
Total assets                                    450,155           9,020          459,175

YEAR ENDED DECEMBER 31, 1998                   TELEPHONE       CELLULAR          TOTAL
----------------------------                   ---------       --------         --------
Operating revenues                             $121,933        $  2,576         $124,509
Depreciation and amortization                    29,734             725           30,459
Operating income (loss)                          20,190            (276)          19,914
Capital expenditures                             26,664             135           26,799
Total assets                                    470,649           2,011          472,660

                          CENTURYTEL ALASKA PROPERTIES
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)
      YEAR ENDED DECEMBER 31, 1996, ELEVEN MONTHS ENDED NOVEMBER 30, 1997,
       ONE MONTH ENDED DECEMBER 31, 1997 AND YEAR ENDED DECEMBER 31, 1998
                                 (IN THOUSANDS)


11.  BUSINESS SEGMENTS (CONTINUED)

        The following is a reconciliation of operating income to income before income tax expense:

                                                      ELEVEN MONTHS      ONE MONTH
                                      YEAR ENDED          ENDED            ENDED         YEAR ENDED
                                      DECEMBER 31,     NOVEMBER 30,     DECEMBER 31,     DECEMBER 31,
                                          1996             1997             1997             1998
                                      ------------     ------------     ------------     ------------
Operating income                        $ 20,255         $ 23,141         $  1,389         $ 19,914
Interest expense                          (3,176)          (3,027)            (253)          (3,588)
Interest income                            1,180              858               82            2,183
Other income (expense), net                  (33)            (298)              53              356
                                        --------         --------         --------         --------
Income before income tax expense        $ 18,226         $ 20,674         $  1,271         $ 18,865
                                        ========         ========         ========         ========

12.  ACCOUNTING FOR THE EFFECTS OF REGULATION

The Company currently accounts for its regulated telephone operations in accordance with the provisions of SFAS 71. While the ongoing applicability of SFAS 71 to the Company's telephone operations is being monitored due to the changing regulatory, competitive, and legislative environments, the Company believes that SFAS 71 still applies. However, it is possible that changes in regulation or legislation or anticipated changes in competition or in the demand for regulated services or products could result in the Company's telephone operations not being subject to SFAS 71 in the near future. In that event, implementation of SFAS 101, Regulated Enterprises--Accounting For The Discontinuance Of Application Of FASB Statement No. 71, would require the write-off of previously established regulatory assets and liabilities, along with an adjustment of certain accumulated depreciation accounts to reflect the difference between recorded depreciation and the amount of depreciation that would have been recorded had the Company's telephone operations not been subject to rate regulation. Regulatory assets were $45,600,000, and regulatory liabilities were $880,000. Such discontinuance of the application of SFAS 71 would result in a material, noncash charge against earnings which would be reported as an extraordinary item. While the effect of implementing SFAS 101 cannot be precisely estimated at this time, management believes that the noncash, after-tax, extraordinary charge would be between $25,000 and $28,000.

                          CENTURYTEL ALASKA PROPERTIES
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)
      YEAR ENDED DECEMBER 31, 1996, ELEVEN MONTHS ENDED NOVEMBER 30, 1997,
       ONE MONTH ENDED DECEMBER 31, 1997 AND YEAR ENDED DECEMBER 31, 1998
                                 (IN THOUSANDS)


13.  ACQUISITIONS AND DISPOSITIONS

        On September 8, 1997, the Company acquired the outstanding stock of Polarnet, Inc., an Internet service provider. The purchase price was approximately $1,100 and was accounted for by the purchase method. The excess of the purchase price over the estimated fair value of net assets acquired amounted to approximately $968, which is included in goodwill. The results of operations of Polarnet, Inc. from September 8, 1997 are included in the statement of income.

        On October 6, 1997, PTI acquired the net assets of the local exchange utilities ("PTI-Fairbanks") from the City of Fairbanks. The purchase price was approximately $87 million and was accounted for by the purchase method. The excess of the purchase price over the estimated fair value of net assets acquired amounted to approximately $31 million, which is included in goodwill. The results of operations of PTI-Fairbanks from October 6, 1997 are included in the statements of income. Assets and liabilities acquired were as follows:

           Fair value of assets acquired                   $ 86,750
           Cash paid for net assets                         (85,000)
                                                           --------
              Liabilities assumed                          $  1,750
                                                           ========

        On December 1, 1997, PTI was sold to CenturyTel for approximately $2.2 billion (including assumed debt). As a result of this transaction, the Company recorded all previously retained earnings as paid-in capital and pushed down excess costs of approximately $208 million to the Alaskan entities to reflect the change from PTI's to CenturyTel's basis of accounting.

        In August 1998 CNI and CT Wireless entered into a definitive agreement to sell the stock of the Company to ALEC for approximately $409 million, subject to certain adjustments. The transaction is anticipated to close in 1999 subject to regulatory approvals and various closing conditions.

                          CENTURYTEL ALASKA PROPERTIES
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)
      YEAR ENDED DECEMBER 31, 1996, ELEVEN MONTHS ENDED NOVEMBER 30, 1997,
       ONE MONTH ENDED DECEMBER 31, 1997 AND YEAR ENDED DECEMBER 31, 1998
                                 (IN THOUSANDS)


14.  YEAR 2000 (UNAUDITED)

        The Company has initiated a plan ("Year 2000 Plan") to identify, assess, and remediate "Year 2000" issues within each of its significant computer programs and certain equipment which contain micro-processors. The Year 2000 Plan is addressing the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000, if a program or chip uses only two digits rather than four to define the applicable year. The Company has divided the Year 2000 Plan into four major phases--assessment, planning, implementation, and testing. After completing the assessment and planning phases earlier this year, the Company is currently in the implementation and testing phases. Systems which have been determined not to be Year 2000 compliant are being either replaced or reprogrammed, and thereafter tested for Year 2000 compliance. The Year 2000 Plan anticipates that by October 1999 the implementation and testing phases will be completed.

        The Company is identifying and contacting critical suppliers and customers whose computerized systems interface with the Company's systems, regarding their plans and progress in addressing their Year 2000 issues. The Company has received varying information from such third parties on the state of compliance or expected compliance. Contingency plans are being developed in the event that any critical supplier or customer is not compliant.

        The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's operations, liquidity, and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether consequences of Year 2000 failures will have a material impact on the Company's operations, liquidity, or financial condition.

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Century Telephone Enterprises, Inc.
Monroe, Louisiana

        We have audited the combined balance sheet of Telephone Fund of Fairbanks Municipal Utilities Services (the "Company") as of October 6, 1997, and the related combined statements of income and fund equity and of cash flows for the period ended October 6, 1997 and the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of Telephone Fund of Fairbanks Municipal Utilities Services as of October 6, 1997, and the results of their operations and their cash flows for the period ended October 6, 1997 and the year ended December 31, 1996 in conformity with generally accepted accounting principles.


 /s/ Deloitte & Touche LLP



Portland, Oregon
March 25, 1999

                           TELEPHONE FUND OF FAIRBANKS
                          MUNICIPAL UTILITIES SERVICES
                             COMBINED BALANCE SHEET
                                 OCTOBER 6, 1997
                                 (IN THOUSANDS)



                                     ASSETS

 CURRENT ASSETS:
    Accounts receivable:
       Customers, less allowance for doubtful accounts of $156        $    903
       Connecting companies and other                                    1,949
    Material and supplies (at cost)                                      2,608
    Prepayments                                                             23
                                                                      --------
          Total current assets                                           5,483
 PROPERTY, PLANT, AND EQUIPMENT, Net                                    50,279
                                                                      --------
                                                                      $ 55,762
                                                                      ========

                           LIABILITIES AND FUND EQUITY
 CURRENT LIABILITIES:
    Accounts payable                                                  $    290
    Accrued expenses and other accrued  liabilities                      2,869
    Advance billings and customer deposits (Note 1)                      1,140
    Capital leases                                                         262
                                                                      --------
        Total current liabilities                                        4,561
 DEFERRED CREDIT (Note 1)                                                1,180
 FUND EQUITY                                                            50,021
                                                                      --------
                                                                      $ 55,762
                                                                      ========


            See accompanying notes to combined financial statements.

                           TELEPHONE FUND OF FAIRBANKS
                          MUNICIPAL UTILITIES SERVICES
                  COMBINED STATEMENTS OF INCOME AND FUND EQUITY
          YEAR ENDED DECEMBER 31, 1996 AND PERIOD ENDED OCTOBER 6, 1997
                                 (IN THOUSANDS)



                                                        YEAR ENDED      PERIOD ENDED
                                                       DECEMBER 31,      OCTOBER 6,
                                                           1996             1997
                                                       ------------     ------------
OPERATING REVENUES--Telephone                            $ 28,602         $ 22,796
OPERATING EXPENSES:
   Cost of sales and operating expenses-telephone          17,678           14,074
   Depreciation and amortization                            5,172            4,249
                                                         --------         --------
       Total operating expenses                            22,850           18,323
                                                         --------         --------
OPERATING INCOME                                            5,752            4,473
OTHER INCOME (EXPENSE):
   Interest expense                                        (1,552)          (1,520)
   Interest income                                            462              416
   Other income (expense), net                                555              217
                                                         --------         --------
       Total other expense                                   (535)            (887)
                                                         --------         --------
NET INCOME                                                  5,217            3,586
                                                         --------         --------
FUND EQUITY, BEGINNING OF YEAR                             48,298           49,690
DIVIDENDS                                                  (3,825)          (3,255)
                                                         --------         --------
FUND EQUITY, END OF YEAR                                 $ 49,690         $ 50,021
                                                         ========         ========


            See accompanying notes to combined financial statements.

                           TELEPHONE FUND OF FAIRBANKS
                          MUNICIPAL UTILITIES SERVICES
                        COMBINED STATEMENTS OF CASH FLOWS
          YEAR ENDED DECEMBER 31, 1996 AND PERIOD ENDED OCTOBER 6, 1997
                                 (IN THOUSANDS)


                                                                    YEAR ENDED       PERIOD ENDED
                                                                    DECEMBER 31,      OCTOBER 6,
                                                                        1996             1997
                                                                    ------------     ------------
OPERATING ACTIVITIES:
   Net income                                                         $  5,216         $  3,586
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                      5,172            4,249
      Change in current assets and liabilities:
         Accounts receivable                                               167              996
         Accounts payable                                                 (563)          (2,133)
         Other current assets and liabilities, net                         132              529
                                                                      --------         --------
             Net cash provided by operating activities                  10,124            7,227
                                                                      --------         --------
INVESTING ACTIVITIES --
   Payments for property, plant, and equipment                          (6,023)          (3,452)
                                                                      --------         --------
FINANCING ACTIVITIES:
   Dividends paid to MUS                                                (3,825)          (3,255)
   Payments of lease obligation                                           (276)            (520)
                                                                      --------         --------
             Net cash used in financing activities                      (4,101)          (3,775)
                                                                      --------         --------
INCREASE (DECREASE) IN CASH                                                 --               --
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                --               --
CASH AND CASH EQUIVALENTS, END OF YEAR                                $     --         $     --
                                                                      ========         ========


                   See notes to combined financial statements.

            TELEPHONE FUND OF FAIRBANKS MUNICIPAL UTILITIES SERVICES
                     NOTES TO COMBINED FINANCIAL STATEMENTS
          YEAR ENDED DECEMBER 31, 1996 AND PERIOD ENDED OCTOBER 6, 1997
                             (DOLLARS IN THOUSANDS)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The Telephone Utility of Fairbanks Municipal Utilities Services' (the"Company") primary business is to provide telephone service to its customers who are located in the City of Fairbanks and surrounding local areas. The Company's telephone operations are regulated in nature and its telephone accounting records are maintained in accordance with the rules and regulations of the Alaska Public Utilities Commission ("APUC") which substantially adhere to the rules and regulations of the Federal Communications Commission. The Company's regulated operations are subject to the provisions of Statement of Financial Accounting Standards No. 71 ("SFAS 71"), Accounting For The Effects Of Certain Types Of Regulation. In an asset purchase agreement effective October 6, 1997, the Company was sold by the Municipal Utilities System ("MUS"), an enterprise fund of the City of Fairbanks, to PTI Communications of Alaska, Inc. and began doing business as PTI-Fairbanks. The financial statements do not reflect any purchase adjustments from this transaction. The financial statements also exclude the cellular fund, which operates the RSA #1 A-Side cellular property site license.

        The accompanying financial statements represent the financial position of the Company as of October 6, 1997 and the results of its operations and cash flows for the period ended October 6, 1997 and the year ended December 31, 1996.

        A summary of significant accounting policies followed by the Company is set forth below:

        USE OF ESTIMATES--The preparation of financial statements in conformity with generally accepted accounting principles requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        PROPERTY, PLANT, AND EQUIPMENT--The Company states its property, plant and equipment at cost. Additions to plant include direct costs and related indirect charges. Depreciation is provided using the straight-line method based primarily on the estimated service lives of the various classes of depreciable assets. The composite depreciation rate for depreciable telecommunications plant was 5.7% for the period ended October 6, 1997 and 4.9% for the year ended 1996.

        INCOME TAXES--As MUS is a public entity, it is exempt from paying any federal, state or local taxes. In place of property taxes, MUS makes a payment in lieu of taxes (see Note 2).

        REVENUE RECOGNITION--The Company participates in access revenue pools for certain interstate and intrastate revenues, which are initially recorded based on estimates. Certain network access revenues are estimated under cost separations procedures that base revenues on current operating costs and investments in facilities to provide such services. These estimates are derived from interim financial statements, available separations studies and the most recent rate of return published by the National Exchange Carriers Association. These estimates are subject to subsequent adjustment in future accounting periods as refined operational information becomes available. Any subsequent adjustments have not been material.

        ADVANCE BILLINGS--Advance billings creditable to revenue accounts in future months are recorded in advance billings until the service is rendered.

             TELEPHONE FUND OF FAIRBANK MUNICIPAL UTILITIES SERVICES
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)
          YEAR ENDED DECEMBER 31, 1996 AND PERIOD ENDED OCTOBER 6, 1997
                             (DOLLARS IN THOUSANDS)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        DEFERRED CREDIT--In prior years contributions were made by outside third parties to fund construction of certain property, plant, and equipment of the Company. These contributions have been recorded as a deferred credit and are being amortized over the lives of the funded assets.


2.  TRANSACTIONS WITH RELATED PARTIES

        The Company purchases certain administrative, engineering, personnel, and legal services from the City of Fairbanks. These services, which are charged at cost to various capital and expense accounts, were $596 for the period ended October 6, 1997 and $853 for the year ended December 31, 1996.

        The Company makes payments in lieu of taxes at 4% of gross revenue, with payments capped at $2,243, plus a 3% supplemental, with payments capped at $1,300 for all utilities. Payments in lieu of taxes to the City of Fairbanks General Fund by the Company amounted to $1,536 for the period ended October 6, 1997 and $1,715 for the year ended December 31, 1996.

        MUS also allocates interest expense on revenue bonds as well as interest income earned on short-term investments to each of its utilities as part of its centralized cash management program. The amount of interest expense and income allocated to the Company was $1,520 and $416 during the period ended October 6, 1997 and $1,552 and $462 during the year ended December 31, 1996.

3.  PROPERTY, PLANT, AND EQUIPMENT, NET

    The balances by category of property, plant, and equipment, net at October 6, 1997 are:

        Central office equipment                              $  25,533
        Poles, cable, and conduit                                60,195
        Buildings                                                 6,675
        Office furniture, equipment, and other                   25,884
        Construction work in progress                             4,897
                                                              ---------
           Total property, plant, and equipment, gross          123,184
        Accumulated depreciation                                (72,905)
                                                              ---------
           Property, plant, and equipment, net                $  50,279
                                                              =========

4.  EMPLOYEE BENEFIT PLANS

        All permanent employees of the Company are eligible to participate as members of the State of Alaska Public Employees Retirement System ("PERS"), a defined benefit agent multiple-employer public employee retirement system that acts as a common investment and administrative agent for the State of Alaska and any political subdivision or public organization that elects to join the system. Eligible employees contribute 6.75% of their gross salary to PERS. The Company is required to contribute the remaining amounts necessary to fund PERS, using the actuarial basis specified by the PERS Board. Because actuarial information regarding the status of the PERS plan

            TELEPHONE FUND OF FAIRBANKS MUNICIPAL UTILITIES SERVICES
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)
          YEAR ENDED DECEMBER 31, 1996 AND PERIOD ENDED OCTOBER 6, 1997
                             (DOLLARS IN THOUSANDS)


4.  EMPLOYEE BENEFIT PLANS (CONTINUED)

is computed for the Plan in total, the Company does not separately determine its portion of the actuarial present value for the accumulated plan benefits, projected benefit obligation, or net assets available for benefits. At June 30, 1997, the date of the latest actuarial evaluation for the Plan, Plan assets of $70,726 exceeded the projected benefit obligation by approximately $33,837.

        Certain employees of the Company are members of the International Brotherhood of Electrical Workers ("IBEW") and are eligible to participate in two different union-sponsored multiple employer defined benefit plans, a pension plan and a thrift plan. Under the pension plan, the Company contributed between $4 and $5.09 per compensable hour to the Alaska Electrical Pension Fund and the total contribution was $782 for the period ended October 6, 1997 and $864 for the year ended December 31, 1996. Under the thrift plan, the Company pays a minimum of 4% of the participant's gross wages into the plan plus after one year it matches the employee's contributions, to a maximum of 3%. The Company's contributions to the thrift plan was $332 for the period ended October 6, 1997 and $298 for the year ended December 31, 1996.


5.  EMPLOYEES' DEFERRED COMPENSATION

        The Company offers its employees three deferred compensation plans which are part of the MUS multiemployer plan. The plans are available to all Company employees and permit them to defer a portion of their salary until future years. Participants' rights under the plans are equal to those of general creditors of MUS in an amount equal to the fair market value of the deferred account for each participant. The fair market value of both the assets and liabilities for the Plan in total at October 6, 1997 was $13,247.


6.  COMMITMENTS AND CONTINGENCIES

        Expenditures under the Company's 1998 construction and capital expenditure program are expected to approximate $7,193.

                          INDEPENDENT AUDITORS' REPORT


The Honorable Mayor and Members of the Assembly
Municipality of Anchorage:

        We have audited the accompanying balance sheets of the Municipality of Anchorage Telephone Utility Fund (Utility) as of December 31, 1998 and 1997, and the related statements of revenues, expenses, and changes in retained earnings, and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Utility's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        The financial statements present only the Municipality of Anchorage Telephone Utility Fund and are not intended to present fairly the financial position and results of operations of the Municipality of Anchorage in conformity with generally accepted accounting principles.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Municipality of Anchorage Telephone Utility Fund as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.


                                                                    /s/ KPMG LLP



Anchorage, Alaska
February 19, 1999

                            MUNICIPALITY OF ANCHORAGE
                             TELEPHONE UTILITY FUND
                                 BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                             December 31,
                                                                       ------------------------
                                                                         1997            1998
                                                                       --------        --------
                                     ASSETS
CURRENT ASSETS
   Cash                                                                $ 10,474        $ 25,755
   Accounts receivable, net of uncollectibles of $1,586 and $1,343
       in 1998 and 1997                                                  21,216          23,733
   Inventories                                                            4,415           3,074
                                                                       --------        --------
       Total current assets                                              36,105          52,562
RESTRICTED CASH                                                           2,067             754
RESTRICTED INVESTMENTS                                                   12,895          14,838
NET TELEPHONE PLANT                                                     250,669         257,703
OTHER ASSETS
   Cellular licenses                                                      9,670          16,315
   Minority investments                                                   7,983           5,535
   Other                                                                  3,735           2,538
                                                                       --------        --------
       Total other assets                                                21,388          24,388
                                                                       --------        --------
TOTAL ASSETS                                                           $323,124        $350,245
                                                                       ========        ========
                           FUND EQUITY AND LIABILITIES
CURRENT LIABILITIES
   Accounts payable                                                    $ 23,211        $ 24,366
   Accrued interest                                                       1,730           2,227
   Compensated absences payable                                           3,297           2,786
   Accrued employee benefits                                              2,141           1,938
   Advance billings and customer deposits                                 4,386           4,523
   Current installments of long-term obligations                         16,719          17,614
                                                                       --------        --------
      Total current liabilities                                          51,484          53,454
LONG-TERM OBLIGATIONS                                                   135,226         154,907
FUND EQUITY
   Retained Earnings                                                    136,414         141,884
                                                                       --------        --------
TOTAL FUND EQUITY AND LIABILITIES                                      $323,124        $350,245
                                                                       ========        ========


                 See accompanying notes to financial statements.

                            MUNICIPALITY OF ANCHORAGE
                             TELEPHONE UTILITY FUND
       STATEMENTS OF REVENUES, EXPENSES, AND CHANGES IN RETAINED EARNINGS
                                 (IN THOUSANDS)


                                                      YEARS ENDED DECEMBER 31,
                                                1996            1997            1998
                                              ---------       ---------       ---------
OPERATING REVENUES
   Local telephone                            $ 113,415       $ 116,555       $ 121,057
   Cellular                                      16,897          21,845          29,225
   Long distance                                      2           1,541           6,815
                                              ---------       ---------       ---------
      Total operating revenue                   130,314         139,941         157,097
OPERATING EXPENSES
   Cost of sales and operating
       expenses--local                           75,980          74,994          74,240
   Cost of sales and operating
       expenses--cellular                        12,379          14,455          19,961
   Cost of sales and operating
       expenses--long distance                      543           4,644          10,395
   Depreciation and amortization                 20,496          26,839          29,608
                                              ---------       ---------       ---------
       Total operating expenses                 109,398         120,932         134,204
                                              ---------       ---------       ---------

OPERATING INCOME                                 20,916          19,009          22,893
   Interest expense                              (9,187)         (9,308)         (9,394)
   Equity in earnings (loss) of minority
       investments                                  (45)            158          (2,945)
   Interest income                                2,347           2,540           2,967
   Other income (expense), net                     (174)           (281)             49
                                              ---------       ---------       ---------
      Net other expense                          (7,059)         (6,891)         (9,323)
                                              ---------       ---------       ---------
   NET INCOME                                    13,857          12,118          13,570
                                              =========       =========       =========

RETAINED EARNINGS, JANUARY 1                    126,839         132,596         136,414
Utility Revenue Distribution to
       Municipality of Anchorage                 (8,100)         (8,300)         (8,100)
                                              ---------       ---------       ---------
RETAINED EARNINGS, PERIOD END                 $ 132,596       $ 136,414       $ 141,884
                                              =========       =========       =========


                 See accompanying notes to financial statements.

                            MUNICIPALITY OF ANCHORAGE
                             TELEPHONE UTILITY FUND
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                     YEARS ENDED DECEMBER 31,
                                                                               1996           1997           1998
                                                                             --------       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Income from operations                                                    $ 20,477       $ 19,005       $ 22,548
   Adjustments to reconcile income from operations to
       net cash provided by operating activities
       Depreciation and amortization                                           20,496         26,839         29,608
       Provision for uncollectible accounts                                     1,112          1,113          1,643
       Loss on disposition of fixed assets                                        288            100            174
       Non-regulated income and other                                             439             43             95
       Changes in assets and liabilities which increase (decrease) cash
            Accounts receivable                                                  (996)        (4,040)        (4,160)
            Inventory of materials, supplies, and goods for resale                159           (504)         1,341
            Other assets                                                         (364)           120          1,244
            Accounts payable                                                      (25)         4,172          1,155
            Accrued employee benefits and compensated absences payable          1,198            194           (713)
            Customer deposits                                                    (620)          (262)          (292)
            Advance billings                                                      306            558            428
            Other liabilities                                                    (350)          (697)           136
                                                                             --------       --------       --------
Net cash provided by operating activities                                      42,120         46,641         53,207
                                                                             --------       --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Cash flows from noncapital financing activities
       Utility revenue distribution--Municipality of Anchorage                 (8,100)        (8,300)        (8,100)
   Cash flows from capital and related financing activities
       Acquisition of telephone plant                                         (24,958)       (35,187)       (29,644)
       Short-term advance from Municipality of Anchorage General Fund         (12,000)            --             --
       Principal payments on long-term obligations                            (22,002)       (19,617)       (17,340)
       Bond issuance                                                           43,659         24,790         29,592
      Interest payments on long-term obligations                               (6,513)        (7,952)        (8,011)
      Cost of removal of telephone plant                                         (181)          (650)           (77)
                                                                             --------       --------       --------
Net cash provided (used) by capital and related financing activities          (21,995)       (38,616)       (25,480)
                                                                             --------       --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Interests                                                                    2,347          2,325          2,968
   Minority investments                                                        (2,398)        (5,227)        (7,283)
   Proceeds from sale of restricted investments                                12,865         12,109         13,912
   Purchase of restricted investments                                         (13,601)       (12,872)       (15,256)
                                                                             --------       --------       --------
Net cash used by investing activities                                            (787)        (3,665)        (5,659)
                                                                             --------       --------       --------
NET CHANGE IN CASH                                                             11,238         (3,940)        13,968
CASH, JANUARY 1                                                                 5,243         16,481         12,541
                                                                             --------       --------       --------
CASH, PERIOD END (including Restricted Cash (see Note 1))                    $ 16,481       $ 12,541       $ 26,509
                                                                             ========       ========       ========

NON-CASH CAPITAL, FINANCING, AND INVESTING ACTIVITIES
   Retirement of telephone plant                                             $  7,124       $  9,077       $  3,401
   Write down of long-term investments                                             --             --          1,888
   Financed equipment purchased                                                    --             --          6,655
                                                                             --------       --------       --------
   Total Non-cash Capital, Financing, and Investing Activities               $  7,124       $  9,077       $ 11,944
                                                                             ========       ========       ========


                 See accompanying notes to financial statements.

                            MUNICIPALITY OF ANCHORAGE
                             TELEPHONE UTILITY FUND
                          NOTES TO FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                                 (IN THOUSANDS)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Description Of Business

        The accompanying financial statements include the activities of the Telephone Utility Fund (Utility), a public utility of the Municipality of Anchorage (Municipality), ATU Communications, Inc. (ACI), a holding company, MACtel, Inc. (MACtel) and ATU Long Distance, Inc. (ATU LD), wholly owned subsidiaries of ACI. All significant intercompany transactions have been eliminated.

        The regulated arm of the Utility provides local telecommunications service and access to long distance telecommunications service to the Anchorage Bowl area and to Girdwood and other small communities in the area south of the Anchorage Bowl both inside and outside the boundaries of the Municipality. The nonregulated arm of the Utility sells, rents, and leases customer premise equipment to customers throughout the State of Alaska. MACtel is a wholesale/retail cellular service provider that operates in Anchorage, the Kenai Peninsula, and the North Star and North Slope Boroughs. ATU LD provides long distance service to customers in Anchorage, Fairbanks, Juneau, the Kenai Peninsula and the Matanuska Valley. Approximately 70% of the Utility's employees are covered under a labor contract with the International Brotherhood of Electrical Workers (IBEW) which expires on August 31, 1999.

        On January 5, 1998, MACtel acquired certain assets of Pacific Telecom Cellular of Alaska RSA #1, Inc. and stock of Prudhoe Communications, Inc., collectively d/b/a Cellulink, a cellular service company in Fairbanks, Alaska for $8,900.

        The purchase price was allocated as follows:

             Property and equipment                          $1,817
             Cellular licenses                                7,083
                                                             ------
                                                             $8,900
                                                             ======

        Results of operations for the acquired companies have been included in 1998 operations since the date of acquisition. Pro forma information for prior periods is not presented because it is not material.


        Sale Of Utility

        During 1998, the Municipal Assembly accepted a bid in the amount of $295,000 from Alaska Communications Systems, Inc. to acquire substantially all of the assets and assume substantially all of the liabilities of the Utility. The sale will become effective after review and approval by the Alaska Public Utilities Commission (APUC), the Federal Communications Commission (FCC), and non-action by the United States Department of Justice under the Hart-Scott-Rodino Act. The sales price will be adjusted based upon levels of cash and net plant on the closing date.

                            MUNICIPALITY OF ANCHORAGE
                             TELEPHONE UTILITY FUND
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                                 (IN THOUSANDS)


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        Regulation

        The Utility is subject to rate regulation by the FCC for interstate telecommunication service, and the APUC for intrastate and local exchange telecommunication service. The Utility, as required by the FCC, accounts for such activity separately.

        The services of ATU LD are subject to rate regulation as a non-dominant interexchange carrier by the FCC for interstate telecommunication services and the APUC for intrastate telecommunication services. The operations of MACtel are not subject to rate regulation.

        Basis Of Accounting

        The accounting records of the Utility conform to Part 32 Uniform System of Accounts as prescribed by the FCC and the APUC.

        The accompanying financial statements are prepared on the accrual basis of accounting. The accounting policies of the Utility are in conformity with the requirements of the FCC and the APUC. The Utility prepares its financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation". Accounting under SFAS No. 71 is appropriate as long as rates are established by or subject to approval by independent third-party regulators; rates are designed to recover the specific enterprise's cost-of-service; and in view of demand for service, it is reasonable to assume that rates are set at levels that will recover costs and can be collected from customers.

        Under Governmental Accounting Standards Board (GASB) Statement No. 20, Accounting And Financial Reporting For Proprietary Funds And Other Governmental Entities That Use Proprietary Fund Accounting, the Utility applies all applicable GASB pronouncements and all Financial Accounting Standards Board
(FASB) Statements and Interpretations, Accounting Principles, Board Opinions and Accounting Research Bulletins, unless they conflict with or contradict GASB pronouncements. ATU follows the provisions of GASB Statement No. 27 to account for pension and post-retirement costs, which differs from FAS Statement No. 87 and FAS Statement No. 106 regarding the methodology for calculation of such costs and how they are recorded and disclosed. Specifically, GASB Statement No. 27 requires that annual pension cost be equal to the annual required contributions of the employer (ARC) to the plan for that year calculated via an actuarial valuation performed in accordance with specific parameters. These parameters address such matters as the frequency of actuarial valuations, acceptable actuarial cost methods, asset valuation methodology, minimum and maximum amortization periods and the amortization method. Generally, employers are required to record a net pension obligation (NPO) if the ARC calculated in accordance with the parameters exceeds actual contributions made. Annual pension cost is calculated as the ARC, one year's interest on the NPO, and certain required adjustments. Under GASB Statement No. 27, employers are permitted to apply the measurement and recognition requirements of GASB Statement No. 27 to postemployment healthcare benefits.

                            MUNICIPALITY OF ANCHORAGE
                             TELEPHONE UTILITY FUND
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                                 (IN THOUSANDS)


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        Pursuant to GASB Statement No. 27, the Municipality of Anchorage Telephone Utility Fund recorded annual pension cost of $1,041,000 for the year ended December 31, 1998, of which $749,520 related to pension benefits and $291,480 related to postemployment healthcare benefits. As of December 31, 1998 and 1997, there is no NPO.

        Under FASB Statement No. 87, Employers' Accounting For Pensions, the following components are included in the net pension cost recognized for a period by an employer sponsoring a defined benefit pension plan:

        -  Service cost

        -  Interest cost

        -  Actual return on plan assets, if any

        -  Amortization of unrecognized prior service cost, if any

        - Gain or loss (including the effects of changes in assumptions) to the extent recognized

        - Amortization of the unrecognized net obligation (and loss or cost) or unrecognized net asset (and gain) existing at the date of initial application of FASB Statement No. 87.

        The service component of net periodic pension cost, the projected benefit obligation, and the accumulated benefit obligation are based on an attribution of pension benefits to periods of employee service and on the use of actuarial assumptions to calculate the actuarial present value of those benefits. Actuarial assumptions reflect the time value of money (discount rate) and the probability of payments (assumptions as to mortality, turnover, early retirement, and so forth).

        Under FASB Statement No. 87, a liability (unfunded accrued pension cost) is recognized if net periodic pension cost recognized pursuant to FASB Statement No. 87 exceeds amounts the employer has contributed to the plan. An asset (prepaid pension cost) is recognized if net periodic pension cost is less than amounts the employer has contributed to the plan.

        If the accumulated benefit obligations exceeds the fair value of plan assets, the employer shall recognize in the statement of financial position a liability (including unfunded accrued pension cost) that is at least equal to the unfunded accumulated benefit obligation. Recognition of an additional minimum liability is required in certain other circumstances.

        Accounting for post retirement benefits pursuant to FASB Statement No. 106, Employers' Accounting For Postretirement Benefits Other Than Pensions, is similar to the accounting proscribed for pension benefits in accordance with FASB Statement No. 87.

        It is not practicable to quantify the differences between the statements without an additional complete actuarial valuation because the actuarial calculations for FAS Statement No. 87 purposes require different assumptions and represent different measurement bases. Other differences between GASB and FAS have been evaluated and have been determined not to be material for the periods presented.

                            MUNICIPALITY OF ANCHORAGE
                             TELEPHONE UTILITY FUND
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                                 (IN THOUSANDS)


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. The more significant accounting and reporting policies and estimates applied in the preparation of the accompanying financial statements are discussed below.

        Cash Pools And Restricted Investments

        The Municipality uses a central treasury to account for all cash and investments to maximize interest income. Interest income from cash pool investments is allocated to the Utility based on its monthly closing cash pool equity balance. Restricted investments are recorded at fair value. All amounts in the cash pools and in restricted investments are interest bearing and consist primarily of repurchase agreements, banker's acceptances or U.S. Government securities. The Utility adopted GASB Statement No. 31, Accounting And Financial Reporting For Certain Investments And For External Investment Pools, during 1998. The impact of adopting this statement was not material to the financial statements.

        Under GASB Statement No. 3, Deposits With Financial Institutions, Investments (Including Repurchase Agreements), And Reverse Repurchase Agreements, the Utility's cash and investments are classified in credit risk category 1 because they are insured or registered or are securities held by the Utility or its agent in the Utility's name.

        Statement Of Cash Flows

        The Utility has adopted GASB Statement No. 9, Reporting Cash Flows Of Proprietary And Nonexpendable Trust Funds And Governmental Entities That Use Proprietary Fund Accounting. For purposes of the statement of cash flows, the Utility has defined cash as the demand deposits and investments maintained in the general and construction cash pools, including restricted and unrestricted balances, as well as cash balances maintained separately from the cash pools. Maturity periods of investments have been disregarded, since the Utility uses the general and construction cash pools as demand deposit accounts.

                            MUNICIPALITY OF ANCHORAGE
                             TELEPHONE UTILITY FUND
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                                 (IN THOUSANDS)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        Cash consists of the following at December 31:

                                                                  1996          1997          1998
                                                                --------      --------      --------
Equity in general cash pool                                       14,427         9,401        19,254
Cash                                                                 963         1,073         6,501
                                                                --------      --------      --------
     Total cash                                                   15,390        10,474        25,755
Amounts included with restricted investments:
Equity in construction cash pool                                      --           927            --
Equity in general cash pool reserved for customer deposits         1,091           830           537
Cash included in revenue bond reserve investments                     --           310           217
                                                                --------      --------      --------
                                                                $ 16,481      $ 12,541      $ 26,509
                                                                ========      ========      ========

         Inventories

        The Utility's inventories, consisting primarily of parts and supplies, are valued at the lower of weighted average cost or market.

        Telephone Plant

        Telephone plant is stated at cost. The additions to telephone plant in service are recorded at the original cost of contracted services, direct materials and labor, and indirect overhead charges. When property is retired, the cost of the property unit, plus removal costs, less salvage, is charged to accumulated depreciation. Gain or loss on the retirement of regulated telephone plant is not recognized except for extraordinary retirements.

        The Utility's depreciation is computed using the straight-line method over the estimated lives of the assets. Current rates on regulated plant were implemented January 1, 1997 and were based on APUC Docket U-96-78. MACtel and ATU LD property and equipment are depreciated using the straight-line and declining balance methods over the estimated useful asset lives.

        The estimated life in years of major plant and equipment categories follows:


                                                                 ESTIMATED
       PLANT AND EQUIPMENT                                         LIFE
       -------------------                                       ---------
       Buildings                                                       56
       Central office equipment                                      9-10
       Cable, wire and conduit                                      12-46
       Furniture, computers and support equipment                    7-22
       Vehicles                                                     11-19
       Leasehold improvements                                         2-3
       Nonregulated                                                  3-10

                            MUNICIPALITY OF ANCHORAGE
                             TELEPHONE UTILITY FUND
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                                 (IN THOUSANDS)


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        Minority Investments

        Minority investments consist of investments in companies which are accounted for using the equity method.

        Cellular Licenses

        Cellular licenses are stated at net book value. Amortization is computed on the straight-line method over an estimated useful life of 40 years.

        Discount On Revenue Bonds Payable

        The discount on revenue bonds payable is amortized over the life of the related bond issue using the effective interest method.

        Revenue Recognition

        Recurring revenues are billed one month in advance and are deferred until the month earned. Nonrecurring revenues are billed in arrears and are recognized when earned.

        During 1998 the Utility participated in both interstate and intrastate common line pooled settlements. During 1998 the Utility did not participate in any traffic-sensitive pools. Pooled revenues are based on settlements with the applicable pool's administrator. Intrastate pooled revenues are settled on a monthly basis with the Alaska Exchange Carrier Association (AECA) and are final at the time of settlement. Participation in the AECA pool was discontinued effective January 1, 1999. Interstate pooled revenues are settled on a monthly basis with the National Exchange Carrier Association (NECA). The NECA settlements may be adjusted for a period of up to twenty-four months. Interstate traffic sensitive revenue is based on rates and charges defined in the Utility's interstate tariff approved by the FCC. Interstate traffic sensitive revenue is recognized when earned for both recurring and nonrecurring charges.

        To the extent that disputes arise over revenue settlement procedures, the Utility's policy is to defer revenue collected until settlement methodologies are resolved and finalized.

        Municipal Utility Service Assessment

        The Municipal Utility Service Assessment (MUSA) is assessed by the Municipality and is calculated based on the net book value of telephone plant in the prior year. Net book value for each tax district is multiplied by the current mill rate to determine the assessment. The Utility also pays a gross receipt tax, which is 1.25% of gross operating revenues, excluding nonregulated revenues.

        Advertising

        Advertising costs are expensed in the period in which they are incurred.

                            MUNICIPALITY OF ANCHORAGE
                             TELEPHONE UTILITY FUND
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                                 (IN THOUSANDS)


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        Income Taxes

        The Internal Revenue Code provides that gross income for tax purposes does not include income accruing to a state or territory, or any political subdivision thereof, which is derived from the exercise of any essential governmental function or from any public utility. The Utility is a public utility of the Municipality and is therefore exempt from federal and state income taxes. ACI and its subsidiaries are exempt from federal and state income taxes because ACI is a holding company owned 100% by the Utility.

        GASB NO. 27

        The Utility adopted GASB Statement No. 27, Accounting For Pensions By State And Local Governmental Employers, during 1998. GASB No. 27 establishes standards for the measurement, recognition and display of pension expense and related liabilities, assets, note disclosure and applicable required supplementary information in the financial reports of state and local governmental employers. The impact of adopting GASB No. 27 was not material to the financial statements.

        Impairment Of Long-Lived Assets

        The Utility has adopted FASB Statement No. 121, Accounting For The Impairment Of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of. Under the provisions of this statement, the Utility has evaluated its long-lived assets for financial impairments and will continue to evaluate them if events or changes in circumstance indicate the carrying amount of such assets may not be fully recoverable.

        Reclassifications

        Certain reclassifications have been made to the December 31, 1997 and 1996 financial statements to conform to the current year's presentation.

                            MUNICIPALITY OF ANCHORAGE
                             TELEPHONE UTILITY FUND
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                                 (IN THOUSANDS)


(2)  TELEPHONE PLANT

        A summary of telephone plant and equipment at December 31, follows:

                                                      1997            1998
                                                    ---------       ---------
 Plant in Service
    Cable, wire and conduit                         $ 166,055       $ 169,705
    Central office equipment                          124,199         126,364
    Buildings                                          43,908          44,207
    Furniture, computers and support equipment         21,580          21,380
    Non-regulated equipment                            30,413          36,269
    Vehicles                                            7,523           7,499
    Land                                                5,101           5,168
    Leasehold improvements                                468             741
                                                    ---------       ---------
                                                      399,247         411,333
    Less accumulated depreciation                    (162,990)       (187,179)
                                                    ---------       ---------
    Net plant in service                              236,257         224,154
    Construction work in progress                      14,412          33,549
                                                    ---------       ---------
    Net telephone plant                             $ 250,669       $ 257,703
                                                    =========       =========

                            MUNICIPALITY OF ANCHORAGE
                             TELEPHONE UTILITY FUND
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                                 (IN THOUSANDS)


(3)  LONG-TERM OBLIGATIONS

        Long-term obligations consist of the following at December 31:

        Bonds payable:


                                                                                1997            1998
                                                                              ---------       ---------
   1993 Series, effective interest rate of 5.49%, due in 2013                 $  17,390       $  16,670
   1994 Series, effective interest rate of 4.38%, due in 2010                    66,210          54,265
   1996 Series, effective interest rate of 5.71%, due in 2016                    42,745          41,430
   1997 Series, effective interest rate of 5.18%, due in 2017                    25,000          24,275
   1998 Series, effective interest rate of 4.44%, due in 2010                        --          30,000
                                                                              ---------       ---------
                                                                                151,345         166,640
   Less:  Unamortized loss on refunding                                          (2,295)         (1,643)
   Less:  Current portion                                                       (14,705)        (16,370)
   Less:  Unamortized discount                                                     (257)           (226)
   Less:  Unamortized premium                                                       238             678
                                                                              ---------       ---------
Net long-term revenue bonds payable                                             134,326         149,079
                                                                              ---------       ---------
Equipment financing obligations, interest rates range from approximately
   4-5%, final payment due in 2004                                                   --           6,034
   Less: Current portion                                                             --          (1,071)
                                                                              ---------       ---------
Net equipment financing obligations                                                  --           4,963
Note payable:
   Note payable, effective interest rate of 5.98%, due in 1999                    2,187             173
   Less:  Current portion                                                        (2,014)           (173)
                                                                              ---------       ---------
Net note payable                                                                    173              --
                                                                              ---------       ---------
Arbitrage payable                                                                   727             865
                                                                              ---------       ---------
Total long-term obligations                                                   $ 135,226       $ 154,907
                                                                              =========       =========

                            MUNICIPALITY OF ANCHORAGE
                             TELEPHONE UTILITY FUND
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                                 (IN THOUSANDS)


(3)  LONG-TERM OBLIGATIONS (CONTINUED)

        Debt service requirements are the following for the years ended December 31:

        Long-Term Obligations

                                  PRINCIPAL       INTEREST          TOTAL
                                  ---------       --------        --------
      1999                        $ 17,614        $  8,272        $ 25,886
      2000                          17,686           7,592          25,278
      2001                          18,381           6,853          25,234
      2002                          19,176           6,063          25,239
      2003                           9,989           5,152          15,141
      2004-2008                     41,461          18,580          60,041
      2009-2013                     30,825           9,164          39,989
      2014-2017                     17,715           1,720          19,435
                                  --------        --------        --------
                                  $172,847        $ 63,396        $236,243
                                  ========        ========        ========

        The 1993 revenue bond covenants require the establishment of reserves over a five-year period equal to the maximum annual debt service on all outstanding bonds. The 1994 refunding bond covenants require establishment of a reserve in the amount of $9,750. The 1996 revenue bond covenants require an amount equal to the lesser of $4,400 or the maximum annual debt service to be funded in equal installments over four years. The 1997 revenue bond covenants require an amount equal to the lesser of $2,500 or the maximum annual debt service to be funded in equal installments over four years. The 1998 revenue bond covenants require an amount equal to the lesser of $3,000 or the maximum annual debt service to be funded in equal installments over four years. The revenue bond covenants further stipulate that revenues less expenses will be equal to at least 1.4 times the debt service requirements for that year. Expenses are defined as costs for operation and maintenance of the system, excluding depreciation and MUSA for each year. For the years ended December 31, 1998, 1997 and 1996, the Utility complied with the revenue bond covenants.


(4)  REFUNDING OF LONG-TERM OBLIGATIONS

        In 1994, the Utility issued refunding bond issues for the purpose of redeeming certain bond issues when they become due or callable. The net proceeds of the refunding bond issue were used to purchase US Government securities which were deposited in an irrevocable trust with an escrow agent to provide all future debt service payments on the refunded bonds. Since payment of these advance refunded issues has been provided, as described above, neither the liability nor the assets irrevocably pledged, including related interest income and expense, are reflected in the accompanying financial statements.

        Defeased bonds as of December 31, 1998 total $11,390 for the 1990 issue.

                            MUNICIPALITY OF ANCHORAGE
                             TELEPHONE UTILITY FUND
                          NOTES TO FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                                 (IN THOUSANDS)


(5)  RETIREMENT PLANS

        Substantially all employees are covered by one of the following plans.

        International Brotherhood of Electrical Workers (IBEW) Plan

        The IBEW Plan is a union sponsored defined benefit pension plan for members of the IBEW #1547 Union. The Utility contributed $3.67 per compensable employee hour to the Alaska Electrical Trust Fund in 1998, 1997 and 1996. Utility contributions to this plan were $3,130, $3,379 and $3,608 for the years ended December 31, 1998, 1997 and 1996, respectively. The hourly rate paid by the Utility is determined by the collective bargaining process. The Utility's obligation for IBEW employee retirement is limited to the amount paid to the Alaska Electrical Trust Fund.

        State Of Alaska Public Employees' Retirement System Plan

        As discussed in note 1, the Utility adopted the provisions of GASB Statement No. 27, Accounting For Pensions By State And Local Governmental Employers (GASB 27), in 1998.

        State Of Alaska Public Employees' Retirement System

        A.  Plan Description

        The Utility contributes to the State of Alaska Public Employees' Retirement System (PERS), a defined benefit, agent multiple-employer public employee retirement system which was established and is administered by the State of Alaska (State) to provide pension, postemployment healthcare, death and disability benefits to eligible employees.

        All full-time Utility employees not covered by the IBEW Plan are eligible to participate in PERS. Benefit and contribution provisions are established by State law and may be amended only by the State Legislature.

        Each fiscal year, PERS issues a publicly available financial report that includes financial statements and required supplementary information. That report may be obtained by writing to the State of Alaska, Department of Administration, Division of Retirement and Benefits, P.O. Box 110203, Juneau, Alaska, 99811-0203 or by calling (907) 465-4460.

        B.  Funding Policy and Annual Pension Cost

        Employee contribution rates are 6.75% as required by State statute. The funding policy for PERS provides for periodic employer contributions at actuarially determined rates that, expressed as a percentage of annual covered payroll, are sufficient to accumulate sufficient assets to pay benefits when due.

                            MUNICIPALITY OF ANCHORAGE
                             TELEPHONE UTILITY FUND
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                                 (IN THOUSANDS)


(5)  RETIREMENT PLANS (CONTINUED)

        The Utility's annual pension cost for the current year and the related information is as follows:

                                                                              POST-EMPLOYMENT
                                                        PENSION                  HEALTHCARE
                                                ----------------------        ---------------
Contribution rates:
   Employee                                              4.86%                      1.89%
   Employer                                              6.36%                      2.47%
Annual pension cost                                      $750                       $291
Contributions made                                       $750                       $291
Actuarial valuation date                             June 30, 1996                  Same
Actuarial cost method                            Projected unit credit              Same
Amortization method                               Level dollar, open                Same
Amortization period                                Rolling 25 years                 Same
Asset valuation method                          5-year smoothed market              Same
Actuarial assumptions:
   Inflation rate                                         4%                        Same
   Investment return                                     8.25%                      Same
   Projected salary increase                             5.50%                       N/A
Health cost trend                                         N/A                       5.50%

        The components of annual pension cost for the year ended December 31, 1998 are as follows:

        Annual required contribution (ARC)                        $1,041
        Interest on the net pension obligation (NPO)                  --
        Adjustment to the ARC                                         --
                                                                  ------
        Annual pension cost (APC)                                  1,041
        Contributions made                                         1,041
        Increase in NPO                                               --
        NPO, beginning of year                                        --
                                                                  ------
        NPO, end of year                                          $   --
                                                                  ======

                            MUNICIPALITY OF ANCHORAGE
                             TELEPHONE UTILITY FUND
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                                 (IN THOUSANDS)


(5)  RETIREMENT PLANS (CONTINUED)

        Three year trend information follows:

                                                                 PERCENTAGE
                                 YEAR ENDED                        OF APC
                                 DECEMBER 31        APC          CONTRIBUTED         NPO
                                 -----------      --------       -----------       --------
Pension                               1996        $  1,032             100%        $     --
                                      1997             827             100%              --
                                      1998             750             100%              --

Post-employment healthcare            1996        $    382             100%        $     --
                                      1997             306             100%              --
                                      1998             291             100%              --

        In the current year (the transition year), the Utility determined, in accordance with provisions of GASB No. 27, that no pension liability (asset) existed to PERS and there was no previously reported liability (asset) to PERS.

        Information regarding funding progress follows:

                                                                                UNFUNDED
                                                                                ACTUARIAL
                                      ACTUARIAL       ACTUARIAL    ACTUARIAL     ACCRUED                                 UAAL AS A
                                      VALUATION        VALUE        ACCRUED     LIABILITY                                PERCENTAGE
                                      YEAR ENDED      OF PLAN      LIABILITY     (ASSET)       FUNDED        COVERED     OF COVERED
                                        JUNE 30        ASSETS        (AAL)        (UAAL)        RATIO        PAYROLL      PAYROLL
                                      ----------     ----------    ---------    ----------     --------      --------    ----------
Pension benefits                            1995      $  5,417      $  4,457     $   (960)          122%     $ 11,288          -9%
                                            1996         6,656         5,702         (954)          117%       11,436          -8%
                                            1997        10,180         7,419       (2,761)          137%       12,290         -22%
Post-employment healthcare benefits         1995      $  2,036      $  1,675     $   (361)          122%       11,288          -3%
                                            1996         2,565         2,198         (367)          117%       11,436          -3%
                                            1997         3,794         2,765       (1,029)          137%       12,290          -8%

Total                                       1995      $  7,453      $  6,132     $ (1,321)          122%     $ 11,288         -12%
                                            1996         9,221         7,900       (1,321)          117%       11,436         -11%
                                            1997        13,974        10,184       (3,790)          137%       12,290         -31%

(6)  OTHER EMPLOYEE BENEFITS

        The Municipality offers its employees, including employees of the Utility, a deferred compensation plan (Plan) created in accordance with Internal Revenue Code Section 457. The Plan, available to all Municipal employees, permits them to defer a portion of their salary until future years. The deferred compensation is not available to employees until termination, retirement, death or unforeseeable emergency. It is the opinion of the Municipality's legal counsel that the Municipality

                            MUNICIPALITY OF ANCHORAGE
                             TELEPHONE UTILITY FUND
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                                 (IN THOUSANDS)


(6)  OTHER EMPLOYEE BENEFITS (CONTINUED)

has no liability for losses under the Plan but does have the duty of due care that would be required of an ordinary prudent investor.

        The municipality believes that it is unlikely that it will use the assets to satisfy the claims of general creditors in the future.

        In accordance with labor agreements, IBEW employees' medical/dental coverage is provided through the Alaska Electrical Health and Welfare Trust Fund. Utility contributions to this fund were $2,859, $3,143 and $2,888 for the years ended December 31, 1998, 1997 and 1996, respectively.


(7)  MINORITY INVESTMENTS

        Minority investments held consist of the following at December 31:

                                       1997          1998       OWNERSHIP %
                                      ------        ------      -----------
Alaskan Choice Television, LLC        $4,627        $2,651            33%
Alaska Network Systems, Inc.           2,353         2,015            47%
Internet Alaska, Inc.                    803           500            30%
Security One, LLC                        200           369            20%
                                      ------        ------
                                      $7,983        $5,535
                                      ======        ======

        The Utility is one of three members of a limited liability company, Alaskan Choice Television, LLC (ACTV). ACTV has accumulated substantial losses since inception and is not generating sufficient cash flow to sustain operations. These factors, among others, indicate that ACTV may be unable to continue as a going concern for a reasonable period of time. ACTV's continuation as a going concern is dependent upon its ability to attain additional equity and debt financing and achieve positive cash flow and profitability. ACTV is in negotiation with a potential investor who will provide working capital. The other two members of the limited liability company have agreed to sell their interests to this investor. ACTV expects to complete this transaction in the second quarter of 1999. Additionally, ACTV is in discussion with several financial institutions to provide the necessary debt financing. Pursuant to Statement of Financial Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock", the Utility assessed the recoverability of its investment in ACTV during 1998 and adjusted the carrying value of the investment to its estimated fair value resulting in a noncash impairment loss of approximately $1,500.


(8)  RELATED PARTY TRANSACTIONS

        Intragovernmental Charges

        Certain general and administrative functions of the Municipality, including data processing, workers' compensation insurance and medical/dental/life insurance, are centralized and the related cost is allocated to the various funds of the Municipality, including the Utility. Such costs allocated to the Utility totaled $3,187, $3,672, and $3,204 for the years

                            MUNICIPALITY OF ANCHORAGE
                             TELEPHONE UTILITY FUND
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                                 (IN THOUSANDS)


(8)  RELATED PARTY TRANSACTIONS (CONTINUED)

ended December 31, 1998, 1997, and 1996, respectively.

        These costs are allocated to ATU from the Municipality of Anchorage through an inter-governmental charge system ("IGC") based upon ATU's proportionate share of certain cost drivers, such as manned positions, building square footage or number of transactions processed, depending upon the type of cost being allocated. Certain IGC's are based upon work orders for specific projects between departments. Management believes that the methodology utilized is reasonable. It is not practicable to quantify what such costs would have been on a stand-alone basis.


(9)  FAIR VALUE OF FINANCIAL INSTRUMENTS

        The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. Significant differences can arise between the fair value and carrying amount of financial instruments that are recognized at historical cost amounts.

        The following methods and assumptions were used by the Utility in estimating fair value disclosures for financial instruments:

           Cash, restricted investments, accounts receivable, accounts payable and accrued liabilities, accrued interest, customer deposits and accrued employee benefits--The carrying amounts at December 31, 1998 and 1997 approximate the fair values due to the short maturity of these instruments.

           Long-term debt--The fair value of the Utility's long-term debt is estimated by discounting the future cash flows of the various instruments at rates currently available to the Utility for similar debt instruments of comparable maturities.

        The carrying amount of long-term debt and its estimated fair value at December 31 are as follows:

                                                 1997            1998
                                               --------        --------
         Carrying amount                       $153,532        $172,847
         Fair value                             161,000         181,000


(10)  BUSINESS SEGMENTS

        The Utility has adopted FASB Statement No. 131, Disclosures About Segments Of An Enterprise And Related Information. The Utility has three reportable segments: local telephone, long distance and cellular. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Each reportable segment is a strategic business offering different services and is managed separately.

                            MUNICIPALITY OF ANCHORAGE
                             TELEPHONE UTILITY FUND
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                                 (IN THOUSANDS)


(10)  BUSINESS SEGMENTS (CONTINUED)

        The following table illustrates selected financial data for each segment.

                                           LOCAL          LONG
YEAR ENDED 1996                          TELEPHONE       DISTANCE         CELLULAR          TOTAL
---------------                          ---------       --------         --------        --------
Operating income (loss)                  $ 18,975        $   (542)        $  2,483        $ 20,916
Depreciation and amortization              18,460              --            2,036          20,496
Capital expenditures                       22,280              --            4,992          27,272
Total assets                              278,354              81           30,375         308,810
YEAR ENDED 1997
Operating income (loss)                  $ 17,850        $ (3,218)        $  4,377        $ 19,009
Depreciation and amortization              23,712             114            3,013          26,839
Capital expenditures                       28,922             664            6,201          35,787
Total assets                              287,419           1,757           33,948         323,124
YEAR ENDED 1998
Operating income (loss)                  $ 21,490        $ (3,744)        $  5,147        $ 22,869
Depreciation and amortization              25,327             164            4,117          29,608
Capital expenditures                       26,751             275            9,431          36,457
Total assets                              295,810           2,532           51,903         350,245
THREE MONTHS ENDED MARCH 31, 1998
Operating income (loss)                  $  5,318        $   (753)        $    917        $  5,482
Depreciation and amortization               6,184              --              915           7,099
Total assets                              304,132           2,494           44,564         351,190
THREE MONTHS ENDED MARCH 31, 1999
Operating income (loss)                  $  5,807        $   (605)        $    916        $  5,496
Depreciation and amortization               6,335              45            1,054           7,434
Total assets                              292,581           3,083           51,032         346,696

(11)  COMMITMENTS AND CONTINGENCIES

        Construction Commitments

        The Municipal Assembly has approved the Utility's 1999 capital budget of $29,200.

        Contingencies

        The Utility is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of the matters will not have a material adverse effect on the Utility's financial position or results of operations.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                  ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.



               SIGNATURE                                       TITLE                                  DATE
               ---------                                       -----                                  ----
        /s/ Charles E. Robinson          Chief Executive Officer and Chairman of the Board       March 16, 2000
        -----------------------
          Charles E. Robinson

         /s/ Wesley E. Carson            President and Chief Operating Officer                   March 16, 2000
         --------------------
           Wesley E. Carson

          /s/ Donn T. Wonnell            Executive Vice President, General Counsel and           March 16, 2000
          -------------------            Secretary
            Donn T. Wonnell

       /s/ Michael E. Holmstrom          Senior Vice President and Chief Financial Officer       March 16, 2000
       ------------------------          (Principal Financial Officer)
         Michael E. Holmstrom

           /s/ John A. Ayers             Senior Vice President of Marketing and Sales            March 16, 2000
           -----------------
             John A. Ayers

          /s/ F. Scott Davis             Senior Vice President of Non-Regulated Operations       March 17, 2000
          ------------------
            F. Scott Davis

         /s/ Kevin P. Hemenway           Vice President and Treasurer                            March 16, 2000
         ---------------------           (Principal Accounting Officer)
           Kevin P. Hemenway

           /s/ Carl A. Marrs             Director                                                March 16, 2000
           -----------------
             Carl A. Marrs

         /s/ Byron I. Mallott            Director                                                March 16, 2000
         --------------------
           Byron I. Mallott

        /s/ W. Dexter Paine III          Director                                                March 17, 2000
        -----------------------
         W. Dexter Paine III

            /s/ Saul A. Fox              Director                                                March 17, 2000
            ---------------
              Saul A. Fox

           /s/ Wray T. Thorn             Director                                                March 16, 2000
           -----------------
             Wray T. Thorn