Form 10-Q
period 2000-03-31
ALASKA COMMUNICATIONS SYSTEMS HOLDINGS INC
filed 2000-05-03
CIK 1089510

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM _____________ TO ____________



                  ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                              --------------------

         DELAWARE                                            91-1921377
(STATE OR OTHER JURISDICTION                              (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

                510 L STREET, SUITE 500, ANCHORAGE, ALASKA 99501
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

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

        YES     [X]            NO     [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTIONS 12, 13, OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN CONFIRMED BY A COURT.

        YES     [ ]            NO     [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LAST PRACTICABLE DATE.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                                TABLE OF CONTENTS

                                                                                          PAGE
PART I.        FINANCIAL INFORMATION                                                    NUMBER
Item 1.        Financial Statements:

               Consolidated Balance Sheets
               As of March 31, 2000 and December 31, 1999 (unaudited) .......................3

               Consolidated Statement of Operations
               For the Three Months Ended March 31, 2000 (unaudited).........................4

               Consolidated Statement of Stockholder's Equity
               For the Three Months Ended March 31, 2000 (unaudited).........................5

               Consolidated Statement of Cash Flows
               For the Three Months Ended March 31, 2000 (unaudited).........................6

               Notes to Consolidated Financial Statements (unaudited)........................7

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations................................10

Item 3.        Quantitative and Qualitative Disclosures
               About Market Risk............................................................15

PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings............................................................16

Item 2.        Changes in Securities and Use of Proceeds....................................16

Item 3.        Defaults upon Senior Securities..............................................16

Item 4.        Submission of Matters to a Vote of Security Holders..........................16

Item 5.        Other Information; Risk Factors..............................................16

Item 6.        Exhibits and Reports on Form 8-K.............................................16

SIGNATURE...................................................................................17

                  ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
               (Unaudited, In Thousands Except Per Share Amounts)

                                                                            AS OF             AS OF
                                                                          MARCH 31,        DECEMBER 31,
                                    ASSETS                                  2000              1999
                                                                          ---------        ------------
Current assets:
    Cash and cash equivalents                                             $   4,249         $   9,006
    Accounts receivable-trade, net of allowance of $6,210 and $5,203         52,886            49,323
    Accounts receivable-affiliates                                           84,747            97,676
    Materials and supplies                                                    6,059             5,923
    Prepayments and other current assets                                      3,398             3,533
                                                                          ---------         ---------
       Total current assets                                                 151,339           165,461


Property, plant and equipment                                               916,424           902,131
Less:  accumulated depreciation                                             466,205           452,304
                                                                          ---------         ---------
    Property, plant and equipment, net                                      450,219           449,827

Goodwill, net of accumulated amortization of $4,595 and $4,243              250,698           250,346
Investments                                                                   1,531             1,673
Other assets                                                                 70,397            70,404
                                                                          ---------         ---------
Total assets                                                              $ 924,184         $ 937,711
                                                                          =========         =========

                     LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
    Current portion of long-term debt                                         4,839             4,944
    Accounts payable-trade                                                   19,162            30,688
    Accounts payable-affiliates                                                 300               610
    Advance billings and customer deposits                                    6,997             7,521
    Accrued and other current liabilities                                    21,755            20,324
                                                                          ---------         ---------
       Total current liabilities                                             53,053            64,087

Long-term debt, net of current portion                                      597,360           593,463
Unamortized investment tax credits                                              286               394
Other deferred credits and long-term liabilities                             10,792            13,226
Commitments and contingencies                                                     -                 -

Stockholder's equity:
    Common stock, $.01 par value; 1,000 shares authorized, 1 share
       issued and outstanding                                                     -                 -
    Contributed capital                                                     287,242           287,242
    Accumulated deficit                                                     (24,549)          (20,701)
                                                                          ---------         ---------
       Total stockholder's equity                                           262,693           266,541
                                                                          ---------         ---------
Total liabilities and stockholder's equity                                $ 924,184         $ 937,711
                                                                          =========         =========



                 See Notes to Consolidated Financial Statements

                  ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                        THREE MONTHS ENDED MARCH 31, 2000

               (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


Operating revenues:
     Local telephone:
         Local network service                           $ 24,511
         Network access revenue                            28,964
         Directory advertising                              6,593
         Deregulated and other revenue                      4,392
                                                         --------
     Total local telephone                                 64,460
     Cellular                                               8,636
     Interexchange network, data services and other         5,228
                                                         --------
         Total operating revenues                          78,324

Operating expenses:
     Local telephone                                       37,467
     Cellular                                               6,084
     Interexchange network, data services and other         6,418
     Depreciation and amortization                         17,126
                                                         --------
         Total operating expenses                          67,095
                                                         --------
Operating income                                           11,229

Other income and expense:
     Interest expense                                     (15,303)
     Interest income and other                                253
     Equity in earnings (loss) of investments                (142)
                                                         --------
         Total other income and expense                   (15,192)
                                                         --------
Loss before income taxes                                   (3,963)

Income tax benefit                                            115
                                                         --------
Net loss                                                 $ (3,848)
                                                         ========



                 See Notes to Consolidated Financial Statements

                  ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                       THREE MONTHS ENDED MARCH 31, 2000
              (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                 COMMON    CONTRIBUTED    ACCUMULATED    STOCKHOLDER'S
                                 STOCK       CAPITAL        DEFICIT         EQUITY
                                -------     ---------      ----------      ---------
Balance, December 31, 1999      $ -         $ 287,242      $ (20,701)        266,541

Net loss                          -                 -         (3,848)         (3,848)
                                -------     ---------      ----------      ---------
Balance, March 31, 2000         $ -         $ 287,242      $ (24,549)      $ 262,693
                                =======     =========      ==========      =========





                 See Notes to Consolidated Financial Statements

                  ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        THREE MONTHS ENDED MARCH 31, 2000
                            (UNAUDITED, IN THOUSANDS)


CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                    $ (3,848)
Adjustments to reconcile net loss to net cash provided
  by operating activities:
     Depreciation and amortization                            17,126
     Amortization of debt issuance costs                       1,126
     Investment tax credits                                     (108)
     Other deferred credits                                   (1,105)
     Capitalized interest                                        (29)
     Changes in components of working capital:
       Accounts receivable and other current assets            9,348
       Accounts payable and other current liabilities        (10,929)
       Other                                                  (1,158)
                                                            ---------
Net cash provided by operating activities                     10,423

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction and capital expenditures, net of
       capitalized interest                                  (13,012)
Cost of acquisitions, net of cash received                      (792)
                                                            ---------
Net cash used by investing activities                        (13,804)

CASH FLOWS FROM FINANCING ACTIVITIES -
Payments on long-term debt                                    (1,376)
                                                            ---------
Decrease in cash                                              (4,757)
Cash and cash equivalents at beginning of the period           9,006
                                                            ---------
Cash and cash equivalents at the end of the period          $  4,249
                                                            =========

SUPPLEMENTAL CASH FLOW DATA:
Interest paid                                               $ 10,741
Income taxes paid                                                  -

SUPPLEMENTAL NONCASH TRANSACTIONS:
Property acquired under capital lease                          2,918
Note payable in connection with acquisition                    2,250




                 See Notes to Consolidated Financial Statements

                  ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2000
               (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


1.      DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Alaska Communications Systems Holdings, Inc. and Subsidiaries (the "Company" or "ACS Holdings") (formerly ALEC Acquisition Corporation.), a Delaware corporation, is engaged principally in providing local telephone, wireless, and interexchange network and data services to its customers in the State of Alaska through its telecommunications subsidiaries. The Company was organized in July of 1998 for the purpose of acquiring and operating telecommunications properties. The principal activities in 1998 and through May 14, 1999 were the preparation of systems and obtaining financing for pending acquisitions. On May 14, 1999, the Company was acquired and became a wholly owned subsidiary of Alaska Communications Systems Group, Inc. (the "Parent" or "ACS Group") (formerly ALEC Holdings, Inc.).

        The financial statements for the Company represent the consolidated financial position, results of operations and cash flows of the following entities:

        -      Alaska Communications Systems Holdings, Inc.

        -      Telephone Utilities of Alaska, Inc. ("TUA")

        -      Telephone Utilities of the Northland, Inc. ("TUNI")

        -      PTI Communications of Alaska, Inc. ("PTIC")

        - Alaska Communications Systems, Inc. ("ACS") (formerly Anchorage Telephone Utility)

        -      ACS Wireless, Inc. (formerly MACtel Inc.)

        -      ATU Long Distance, Inc. ("ATULD")

        -      Alaskan Choice Television, LLC ("ACTV")

        -      ACS Internet, Inc. (formerly PTINet, Inc.)

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission; however the Company believes the disclosures which are made are adequate to make the information presented not misleading. The consolidated financial statements and footnotes included in the Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

        In the opinion of management, the financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the consolidated financial position, consolidated results of operations, and cash flow for all periods presented. The results of operations for the first three months of the year are not necessarily indicative of the results of operations which might be expected for the entire year or any other interim periods.


2.      STOCK INCENTIVE PLANS

        The Company's employees participate in various plans of ACS Group, which through the Compensation Committee of the board of directors, may grant stock options, stock appreciation rights and other awards to officers, employees and non-employee directors. At March 31, 2000, ACS Group has reserved a total of 6,060 shares of authorized common stock for issuance under the various plans. In general, options under the plans vest ratably over three, four or five years and the plans terminate in approximately 10 years.

                  ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                        THREE MONTHS ENDED MARCH 31, 2000
               (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

2.      STOCK INCENTIVE PLANS (CONTINUED)

ALEC Holdings, Inc. 1999 Stock Incentive Plan

        The Parent has reserved 3,410 shares under this plan, which was adopted in connection with the completion of the acquisition of TUA, TUNI, PTIC, ACS, ATULD and MACtel, Inc. on May 14, 1999. At March 31, 2000, 3,423 options have been granted under the Plan at an exercise price of $6.1542 per share, generally vesting ratably over five years or after nine years subject to acceleration upon the attainment of certain performance goals. Of the options granted under the plan, 233 have been exercised, and 90 have been forfeited upon termination of the grantee. At March 31, 2000 3,100 shares are outstanding. The plan allows forfeited options to be reissued and 77 remain available for grant under the plan. The plan will terminate on May 14, 2009.

Alaska Communications Systems Group, Inc. 1999 Stock Incentive Plan

        This plan was adopted by the Parent in November 1999 in connection with its initial public offering. The Parent has reserved 1,500 shares under this plan. At March 31, 2000, 887 options have been granted under the plan and 613 shares are available for grant under the plan. The term of options granted under the plan may not exceed 10 years. Unless otherwise determined by the Compensation Committee, options will vest ratably on each of the first four anniversaries after the grant date and will have an exercise price equal to the fair market value of the common stock on the date of grant.

        On February 9, 2000, the Board of Directors approved the grant of options under the plan to purchase 887 shares to certain members of management at an exercise price of $14.1354 per share, generally vesting over four years ratably.

Alaska Communications Systems Group, Inc. 1999 Non-Employee Director Stock Compensation Plan

        The non-employee director stock compensation plan was adopted by the Parent in connection with its initial public offering. The Parent has reserved 150 shares under this plan. At March 31, 2000, 139 shares are available for grant under the plan. Directors are required to receive not less than 25% of their annual retainer and meeting fees in the form of the Parent's stock, and may elect to receive up to 100% of director's compensation in the form of stock. During January of 2000, eight shares under the plan were awarded to a director. At March 31, 2000, three shares under the plan were awarded to directors, of which two were elected to be deferred until termination of service by the directors.

Alaska Communications Systems Group, Inc. 1999 Employee Stock Purchase Plan

        This plan was also adopted in connection with the Parent's initial public offering in November 1999. At March 31, 2000 1,000 shares are available for issuance and sale. The plan will terminate on December 31, 2009. All ACS Group employees and all of the employees of designated subsidiaries generally will be eligible to participate in the purchase plan, other than employees whose customary employment is 20 hours or less per week or is for not more than five months in a calendar year, or who are ineligible to participate due to restrictions under the Internal Revenue Code. No shares have been issued under this plan as of March 31, 2000.


3.      BUSINESS SEGMENTS

        The Company has two reportable segments: (1) local telephone, which provides landline telecommunications services, and consists of local telephone service, network access, directory advertising, deregulated and other revenues; and (2) cellular, which provides wireless telecommunications service. Each reportable segment is a strategic business under separate management and offering different services than those offered by the other segments. The Company has aggregated interexchange network, data services

                  ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                        THREE MONTHS ENDED MARCH 31, 2000
               (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


and wireless cable television segments into "All Other" below. The Company also incurs interest expense, 3.


3.      BUSINESS SEGMENTS (CONTINUED)

interest income, equity in earnings (loss) of minority investments and other non operating income and expense at the corporate level which are not allocated to the business segments, nor are they evaluated by the chief operating decision maker in analyzing the performance of the business segments. These non operating income and expense items are provided in the accompanying table under the caption "All Other" in order to assist the users of these financial statements in reconciling the operating results and total assets of the business segments to the consolidated financial statements. Common use assets are held at ACS Holdings and are allocated below based on operating revenues. The accounting policies of the segments are the same as those in the summary of significant accounting policies described in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

        The following table illustrates selected financial data for each segment for the three months ended March 31, 2000.

                                      LOCAL
                                    TELEPHONE        CELLULAR       ALL OTHER         TOTAL
                                    ---------       ----------      ----------      ----------
Operating revenues                  $  64,460       $   8,636       $   5,228       $  78,324
Depreciation and amortization          13,776           1,129           2,221          17,126
Operating income (loss)                13,461           1,423          (3,655)         11,229
Interest expense                         (287)             (2)        (15,014)        (15,303)
Interest income                            74              41              68             183
Income tax provision (benefit)          4,616             565          (5,296)           (115)
Net income (loss)                       8,637             906         (13,391)         (3,848)
Total assets                        $ 739,606       $ 117,258       $  67,320       $ 924,184
Capital expenditures                $   7,560       $   3,971       $   4,399       $  15,930


        Operating revenues disclosed above include intersegment operating revenues of $1,489 for local telephone, $206 for the cellular, and $1,295 for all other.


4.      RELATED PARTY TRANSACTIONS

        Fox Paine & Company, the majority stockholder, receives an annual management fee in the amount of 1% of the Company's net income before interest expense, interest income, income taxes, depreciation and amortization, and equity in earnings (losses) of minority investments, calculated without regard to the fee. The management fee expense for the three months ended March 31, 2000 is $324 of which $300 remains payable.

5.      COMMITMENTS AND CONTINGENCIES

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

        Investors should also be aware that while ACS Holdings does, at various times, communicate with securities analysts, it is against ACS Holdings' policy to disclose to them any material non-public information or other confidential information. Accordingly, shareholders should not assume that ACS Holdings agrees with any statement or report issued by an analyst irrespective of the content of the statement or report. To the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not the responsibility of ACS Holdings.


INTRODUCTION

        On May 14, 1999, the Company acquired the incumbent providers of local telephone services in Anchorage, Juneau, Fairbanks and approximately 70 rural communities in Alaska, making it the largest provider of local telephone service in the state and the fifteenth largest provider of local exchange services in the United States. The Company also acquired on May 14, 1999 long distance operations primarily serving the Anchorage market and cellular and Internet services providing statewide coverage. The Company is in the process of unifying its state-wide branding under the ACS name.

        Prior to the completion of these acquisitions, ACS Holdings had no operations. Accordingly, the following discussion should be read in conjunction with the Company's consolidated financial statements and the related notes included herein.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

        The following unaudited table summarizes ACS Holdings' consolidated operations for the three months ended March 31, 2000 and the combined operations for the three months ended March 31, 1999. For the three months ended March 31, 1999, the summary information represents the historical combined operating results of companies acquired on May 14, 1999 prior to their ownership by ACS Holdings. Certain reclassifications have been made to the 1999 combined financial statements to conform with the current presentation of ACS Holdings' financial data.


                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                         -----------------------
                                                             2000         1999
                                                         CONSOLIDATED   COMBINED
                                                         ------------   --------
                                                              (in thousands)
Operating revenues
  Local telephone:
     Local network service                               $ 24,511       $ 23,141
     Network access revenue                                28,964         25,990
     Directory advertising                                  6,593          6,014
     Deregulated revenue and other                          4,392          4,643
                                                         --------       --------
  Total local telephone                                    64,460         59,788
  Cellular                                                  8,636          7,256
  Interexchange network, data services and other            5,228          4,074
                                                         --------       --------
        Total operating revenues                           78,324         71,118

Operating expenses
  Local telephone                                          37,467         34,910
  Cellular                                                  6,084          5,136
  Interexchange network, data services and other            6,418          4,447
  Depreciation and amortization                            17,126         16,801
                                                         --------       --------
     Total operating expenses                              67,095         61,294
                                                         --------       --------

Operating income                                           11,229          9,824

Other income and expense:
  Interest expense                                        (15,303)        (2,961)
  Interest and other income                                   253          1,184
  Equity in earnings (loss) of minority investments          (142)          (509)
                                                         --------       --------
     Total other income and expense                       (15,192)        (2,286)
                                                         --------       --------

Income (loss) before income taxes                          (3,963)         7,538
Income tax benefit (expense)                                  115         (2,709)
                                                         --------       --------
Net income (loss)                                        $ (3,848)      $  4,829
                                                         ========       ========

OPERATING REVENUES

        Operating revenues increased $7.2 million, or 10.1% for the three months ended March 31, 2000 compared to the three months ended March 31, 1999. Local telephone, cellular and interexchange network, data services and other revenues all increased compared to the prior three-month period.


        Local Telephone

        Local telephone revenues, which consist of local network service, network access revenue, directory advertising and deregulated and other revenues, increased $4.7 million, or 7.8%, for the three months ended March 31, 2000 compared to the three months ended March 31, 1999.

        The local service revenue component of local telephone revenues was $24.5 million during 2000 compared with $23.1 million during 1999 -- an increase of $1.4 million or 5.9% over the prior year. This increase corresponds with the growth in average total access lines in service of 6.0%, partially offset by increased market penetration of lower margin wholesale and unbundled network element lines as a component of access line growth in the Anchorage market. Although there can be no assurances, management believes that retail line losses to competition will be minimal in the future. ACS Holdings also experienced revenue increases in local service revenues from increased penetration of enhanced features such as call waiting, caller ID and call forwarding.

        Network access revenues increased by $3.0 million, or 11.4%, from $26.0 million in 1999 to $29.0 million in 2000. Network access revenues are based on a regulated return on rate base and recovery of allowable expenses associated with the origination and termination of toll calls. The increase in telephone access revenues over the corresponding quarter of 1999 is due primarily to changes relating to cost allocation factors, rate base and expenses from period to period. Management expects that access revenues will grow at a lesser rate than access line growth for the foreseeable future.

        Directory advertising revenues increased by $0.6 million, or 9.6%, from $6.0 million in 1999 to $6.6 million in 2000. This growth corresponds with the growth in average access lines in service during 2000 over 1999 from 308,033 during 1999 to 326,422 during 2000, or an increase of 6.0%.

        Deregulated and other revenues, consists principally of billing and collection services, space and power rents, deregulated equipment sales, paystation revenues and other miscellaneous telephone revenues.

        Cellular

        Cellular revenues increased $1.4 million, or 19.0%, to $8.6 million for the three months ended March 31, 2000 compared to $7.3 million for the three months ended March 31, 1999. This growth in revenue is due to growth in average cellular subscribers in service to 72,669 during the quarter ended March 31, 2000 from 66,884 during 1999, or 8.6%, and an increase in average revenue per unit from $36.16 in 1999 to $39.61 in 2000.

        Interexchange Network, Data Services and Other

        Interexchange network, data services and other revenues include principally long distance, data transmission and Internet services revenues. These revenues increased from $4.1 million in 1999 to $5.2 million in 2000 -- an increase of $1.2 million, or 28.3%. This growth is principally due to an increase in long distance revenues from $2.6 million to $3.8 million caused by an increase in long distance minutes of use from 16.9 million minutes to 19.0 million minutes for 1999 and 2000, respectively.


        OPERATING EXPENSES

        Operating expenses increased $5.8 million, or 9.5%, from $61.3 million for the three months ended March 31, 1999 to $67.1 million for the three months ended March 31, 2000. Operating expenses were 85.7% of revenues for the three months ended March 31, 2000 compared to 86.2% of revenues for the three months ended March 31, 1999.

        Local Telephone

        The components of local telephone expense are plant specific operations, plant non-specific operations, customer operations, corporate operations and property and other operating tax expense. Depreciation and amortization associated with the operation of the local telephone segment is included in total depreciation and amortization. Local telephone expenses increased from $34.9 million for the three months ended March 31, 1999 to $37.5 million for the three months ended March 31, 2000 - an increase of $2.6 million, or 7.3%. As a percentage of revenue, local telephone expense decreased from 58.4% for 1999 to 58.1% for 2000.

        Cellular

        Cellular expenses increased $0.9 million, or 18.5%, for the three months ended March 31, 2000 compared to the three months ended March 31, 1999. Cellular expense was 70.8% of cellular revenues for 1999 and 70.4% of cellular revenues for 2000. Management expects that cellular expenses as a percentage of cellular revenue will continue to decline as cellular penetration and subscribers increase over time.

        Interexchange Network, Data Services and Other

        Interexchange network, data services and other expenses increased by $2.0 million, or 44.3%, and increased as a percentage of revenue from 109.2% in 1999 to 122.8% in 2000. The increase in interexchange network, data services and other was the result of additional circuit and other costs associated with developing the Company's statewide network and Internet infrastructure and increases in minutes of use for long distance as discussed above.

        DEPRECIATION AND AMORTIZATION

        Depreciation and amortization expense increased $0.3 million, or 1.9%, due principally to increases in plant in service for the three months ended March 31, 2000 over the corresponding period of 1999.

        INTEREST EXPENSE

        Interest expense increased $12.3 million, or 416.8%, for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999 due to $591.7 million of debt incurred in connection with the acquisitions by ACS Holdings on May 14, 1999 of substantially all of its operations.

        INCOME TAXES

        ACS Holdings has fully reserved the income tax benefit resulting from the consolidated losses incurred since May 14, 1999 - the date of the acquisition of substantially all of its operations. Income taxes reflected in the combined financial statements are substantially those of the predecessor entities.

        NET INCOME

        The decrease in net income is primarily a result of the factors discussed above and, in particular, the increase in interest expense of $12.3 million as a result of the financing of the acquisitions.


LIQUIDITY AND CAPITAL RESOURCES

        ACS Holdings has satisfied its operational and capital cash requirements primarily through internally generated funds, the sale of stock and debt financing. The Company's cash flows from operations for the three months ended March 31, 2000 were $10.4 million. At March 31, 2000, the Company had approximately $98.3 million in working capital, including approximately $4.2 million in cash and cash equivalents. Additionally, the Parent has $82.5 million in cash. As of March 31, 2000 the Company had $75.0 million of remaining capacity under its revolving credit facility, representing 100% of available capacity.

        The Company has a $435.0 million credit agreement ("senior credit facility") and $150.0 million in senior subordinated notes representing substantially all of the Company's long-term debt. As of March 31, 2000 the Company had $602.2 million of long-term debt. In addition $17.3 million in senior discount debentures are recorded at ACS Group and are collateralized by substantially all assets of the Company. Interest on ACS Group's senior discount debentures and ACS Holdings' senior subordinated notes is payable semiannually. Interest on borrowings under the senior credit facility is payable monthly, quarterly or semi-annually at the Company's option, and the senior credit facility requires annual principal payments commencing on May 14, 2002.

        The Company employs an interest rate hedge transaction which fixed at 5.99% the underlying variable rate on one-half of the borrowings under the senior credit facility, or $217.5 million, for a three-year period.

        The local telephone network requires the timely maintenance of plant and infrastructure. ACS Holdings' local network is of high quality and is technically advanced and will have relatively predictable annual capital needs. The Company's historical capital expenditures have been significant. The construction and geographic expansion of ACS Holdings' cellular network required a substantial amount of capital. The implementation of the Company's interexchange network and data services strategy is also capital intensive. The Company recently purchased fiber capacity for $19.5 million, which was funded with monies borrowed to finance the acquisition of substantially all of its operations. The Company also has agreed to purchase additional fiber capacity for $19.5 million in the second quarter of 2001. ACS Holdings anticipates total capital expenditures of approximately $92.0 million in 2000. Capital expenditures for the first three months of 2000 were $15.9 million, including $2.9 in a capital lease. The Company intends to fund these capital expenditures through internally generated cash flow, a portion of the net proceeds from the recent public offering and if necessary, through additional borrowings under the revolving credit facility.

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

            On September 30, 1999, the Company acquired an additional one-third interest in Alaskan Choice Television for $1.9 million, increasing its ownership to a two-thirds majority interest. On October 6, 1999, the Company entered into an agreement to acquire the remaining one-third interest and on February 14, 2000, the Company completed the acquisition of the remaining one-third interest in ACTV for $3.0 million.

        ACS Holdings believes that it will have sufficient working capital provided by operations and borrowings under the existing revolving credit facility to fund its operations and capital expenditures over the next 12 months.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company has issued senior subordinated notes and has entered into a bank credit facility. These on-balance sheet financial instruments, to the extent they provide for variable rates of interest, expose the Company to interest rate risk, with the primary interest rate risk exposure resulting from changes in LIBOR or the prime rate, which are used to determine the interest rates that are applicable to borrowings under the Company's bank credit facilities. The Company uses off-balance sheet derivative financial instruments, in particular an interest rate swap agreement, to partially hedge variable interest transactions. The Company's derivative financial instrument transaction has been entered into for non-trading purposes. The terms and characteristics of the derivative financial instruments are matched with the underlying on-balance sheet instrument or anticipated transactions and do not constitute speculative or leveraged positions independent of these exposures. There have been no material changes to the Company's outstanding debt instruments since December 31, 1999.

                                     PART II

                                OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

        The Company is involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

        The Company's incumbent local exchange carriers (ILECS) in the Anchorage, Fairbanks, and Juneau markets have received additional requests for interconnection under section 251 of the Telecommunications Act of 1996 ("1996 Act"), as well as requests for arbitration or to "pick and choose" provisions of existing interconnection agreements under section 252 of the 1996 Act. The Company expects that additional such requests will be received over time in the future as additional entities seek to enter these markets.

        On February 25, 2000, ALLTEL Publishing Corporation filed a complaint in the Alaska Superior Court directed against certain of the Company's subsidiaries and alleging breach of contract and other claims in connection with directory publishing agreements. The exact amount of damages sought was not specified, but appears to exceed $400,000. On March 21, 2000, the Company caused an answer and appropriate counterclaims to be filed, asserting, among other matters, breach of agreement, misrepresentation, and unjust enrichment. No date for trial of these issues has been established. While the outcome of this matter cannot be predicted with certainty, management does not anticipate such outcome to result in a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

        NONE.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

         NONE.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

        NONE.

ITEM 5. OTHER INFORMATION.

         NONE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS:

EXHIBIT NO. DESCRIPTION

        27.1 Financial Data Schedule

(b) REPORTS ON FORM 8-K:

        No reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.





Date: May 3, 2000            ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.




                                            /s/  Michael E. Holmstrom
                                            -----------------------------------
                                            Michael E. Holmstrom
                                            Senior Vice President and
                                            Chief Financial Officer
                                            (signing both in his capacity as
                                            Senior Vice President on behalf of
                                            the Registrant and as Chief
                                            Financial Officer of the Registrant)

                                 EXHIBIT INDEX

EXHIBIT NO.      DESCRIPTION
-----------      -----------

27.1             Financial Data Schedule