Form 10-Q
period 2000-06-30
ALASKA COMMUNICATIONS SYSTEMS HOLDINGS INC
filed 2000-08-02
CIK 1089510

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-Q

    (MARK ONE)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE TRANSITION PERIOD FROM        TO
                                                   ------    ------

                  ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                              --------------------

         DELAWARE                                             91-1921377
(STATE OR OTHER JURISDICTION                                (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)

                510 L STREET, SUITE 500, ANCHORAGE, ALASKA 99501
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (907) 297-3000

--------------------------------------------------------------------------------

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

                                 YES [ ] NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

  INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF
                 COMMON STOCK, AS OF THE LAST PRACTICABLE DATE.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

================================================================================

                                TABLE OF CONTENTS

                                                                                                             PAGE
                                                                                                            NUMBER
                                                                                                            ------
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements:

           Consolidated Balance Sheets
           As of June 30, 2000 and December 31, 1999 (unaudited) .........................................      3

           Consolidated Statements of Operations
           For the Three and Six Months Ended June 30, 2000 and 1999 (unaudited)..........................      4

           Consolidated Statements of Cash Flows
           For the Six Months Ended June 30, 2000 and 1999 (unaudited)....................................      5

           Notes to Consolidated Financial Statements (unaudited).........................................      6

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations..................................................     10

Item 3.    Quantitative and Qualitative Disclosures
           About Market Risk .............................................................................     17

PART II.   OTHER INFORMATION

Item 1     Legal Proceedings .............................................................................     18

Item 2     Changes in Securities and Use of Proceeds......................................................     19

Item 3     Defaults upon Senior Securities................................................................     19

Item 4     Submission of Matters to a Vote of Security Holders............................................     19

Item 5     Other information .............................................................................     19

Item 6.    Exhibits and Reports on Form 8-K...............................................................     19

SIGNATURE.................................................................................................     20

                  ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
               (Unaudited, in Thousands Except Per Share Amounts)

                                                                               June 30,           December 31,
                                                                                 2000                1999
                                                                               ---------           ---------
                                           ASSETS
Current assets:
     Cash and cash equivalents                                                 $   6,360           $   9,006
     Accounts receivable-trade, net of allowance of $8,101 and $5,203             51,974              49,323
     Accounts receivable - affiliates                                             74,765              97,676
     Materials and supplies                                                        8,257               5,923
     Prepayments and other current assets                                          5,011               3,533
                                                                               ---------           ---------
        Total current assets                                                     146,367             165,461


Property, plant and equipment                                                    927,818             902,131
Less:  accumulated depreciation                                                  475,721             452,304
                                                                               ---------           ---------
     Property, plant and equipment, net                                          452,097             449,827

Goodwill, net of accumulated amortization of $7,920 and $4,243                   262,038             250,346
Investments                                                                        1,520               1,673
Other assets                                                                      67,903              70,404
                                                                               ---------           ---------
Total assets                                                                   $ 929,925           $ 937,711
                                                                               =========           =========

                             LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
     Current portion of long-term debt                                             4,752               4,944
     Accounts payable-trade                                                       26,483              31,212
     Accounts payable-affiliates                                                     550                 610
     Advance billings and customer deposits                                        8,162               7,521
     Accrued and other current liabilities                                        19,835              19,800
                                                                               ---------           ---------
        Total current liabilities                                                 59,782              64,087

Long-term debt, net of current portion                                           597,850             593,463
Unamortized investment tax credits                                                   262                 394
Other deferred credits and long-term liabilities                                  12,732              13,226
Commitments and contingencies                                                         --                  --

Stockholder's equity:
     Common stock, $.01 par value; 1,000 shares authorized,
        1 share issued and outstanding                                                --                  --
     Contributed capital                                                         287,242             287,242
     Accumulated deficit                                                         (27,943)            (20,701)
                                                                               ---------           ---------
        Total stockholder's equity                                               259,299             266,541
                                                                               ---------           ---------
Total liabilities and stockholder's equity                                     $ 929,925           $ 937,711
                                                                               =========           =========


                 See Notes to Consolidated Financial Statements

                  ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                            (UNAUDITED, IN THOUSANDS)

                                                                                                    Three and
                                                            Three months        Six months          six months
                                                               ended               ended              ended
                                                              June 30,            June 30,           June 30,
                                                                2000                2000               1999
                                                              --------           ---------           --------
Operating revenues:
      Local telephone:
           Local network service                              $ 24,046           $  48,557           $ 12,175
           Network access revenue                               28,995              57,959             13,162
           Directory advertising                                 8,263              14,856              3,451
           Deregulated and other revenue                         5,705              10,097              3,013
                                                              --------           ---------           --------
      Total local telephone                                     67,009             131,469             31,801
      Cellular                                                  10,079              18,710              4,567
      Interexchange network, data services and other             4,773               8,768              1,914
                                                              --------           ---------           --------
           Total operating revenues                             81,861             158,947             38,282

Operating expenses:
      Local telephone                                           38,450              75,917             21,984
      Cellular                                                   6,289              11,771              2,992
      Interexchange network, data services and other             7,610              13,392              2,839
      Depreciation and amortization                             17,565              34,691              8,093
                                                              --------           ---------           --------
           Total operating expenses                             69,914             135,771             35,908
                                                              --------           ---------           --------

Operating income                                                11,947              23,176              2,374

Other income (expense):
      Interest expense                                         (15,333)            (30,636)            (7,439)
      Interest income and other                                    (16)                237               (357)
      Equity in earnings (loss) of investments                     (11)               (153)                89
                                                              --------           ---------           --------
           Total other expense                                 (15,360)            (30,552)            (7,707)
                                                              --------           ---------           --------

Loss before income taxes                                        (3,413)             (7,376)            (5,333)

Income tax benefit                                                  19                 134                 --
                                                              --------           ---------           --------

Net loss                                                      $ (3,394)          $  (7,242)          $ (5,333)
                                                              ========           =========           ========


                 See Notes to Consolidated Financial Statements

                  ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                                     SIX MONTHS ENDED JUNE 30,
                                                                                     -------------------------
                                                                                       2000            1999
                                                                                     ---------       ---------
Cash Flows from Operating Activities:
Net loss                                                                             $  (7,242)      $  (5,333)
Adjustments to reconcile net loss to net cash provided by operating activities:
     Depreciation and amortization                                                      34,691           8,093
     Amortization of debt issuance costs                                                 2,252             589
     Investment tax credits                                                               (132)             41
     Other deferred credits                                                                835            (154)
     Capitalized interest                                                                  (12)              -
     Changes in components of working capital:
       Accounts receivable and other current assets                                     12,970           8,279
       Accounts payable and other current liabilities                                   (8,403)          1,497
       Other                                                                              (404)            (43)
                                                                                     ---------       ---------
Net cash provided by operating activities                                               34,555          12,969

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction and capital expenditures, net of capitalized interest                     (28,574)        (27,195)
Cost of acquisitions, net of cash received                                              (5,598)       (690,207)
Other                                                                                        -          (2,385)
                                                                                     ---------       ---------
Net cash used by investing activities                                                  (34,172)       (719,787)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in short-term notes payable                                                       -           8,700
Proceeds from the issuance of long-term debt, net of discounts                               -         592,500
Debt issuance costs                                                                          -         (37,900)
Payments on long-term debt                                                              (3,029)              -
Dividends paid                                                                               -            (620)
Contributed capital                                                                          -         147,876
                                                                                     ---------       ---------
Net cash provided (used) by financing activities                                        (3,029)        710,556

Increase (decrease) in cash                                                             (2,646)          3,738
Cash and cash equivalents at beginning of the period                                     9,006             281
                                                                                     ---------       ---------
Cash and cash equivalents at the end of the period                                   $   6,360       $   4,019
                                                                                     =========       =========

SUPPLEMENTAL CASH FLOW DATA:
Interest paid                                                                        $  29,647       $       -
Income taxes paid                                                                            -               -

SUPPLEMENTAL NONCASH TRANSACTIONS:
Property acquired under capital lease                                                    2,918               -
Note payable in connection with acquisition                                              2,250               -


                 See Notes to Consolidated Financial Statements

                  ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 2000
               (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

1.      DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Alaska Communications Systems Holdings, Inc. and Subsidiaries (the "Company" or "ACS Holdings") a Delaware corporation, is engaged principally in providing local telephone, wireless, and interexchange network and data services to its customers in the State of Alaska through its telecommunications subsidiaries. The Company was organized in July of 1998 for the purpose of acquiring and operating telecommunications properties. The principal activities in 1998 and through May 14, 1999 were the preparation of systems and obtaining financing for pending acquisitions. On May 14, 1999, the Company was acquired and became a wholly owned subsidiary of Alaska Communications Systems Group, Inc. (the "Parent" or "ACS Group").

        The financial statements for the Company represent the consolidated financial position, results of operations and cash flows of the following entities:

        -    Alaska Communications Systems Holdings, Inc.

        - ACS of Alaska, Inc. ("ACSA") (formerly Telephone Utilities of Alaska, Inc.)

        - ACS of the Northland, Inc. ("ACSN") (formerly Telephone Utilities of the Northland, Inc.)

        - ACS of Fairbanks, Inc. ("ACSF") (formerly PTI Communications of Alaska, Inc.)

        - Alaska Communications Systems, Inc. ("ACS") (formerly Anchorage Telephone Utility)

        -    ACS Wireless, Inc. ("ACSW") (formerly MACtel, Inc.)

        -    ACS Long Distance, Inc. ("ACSLD") (formerly ATU Long Distance,
             Inc.)

        - ACS Television, L.L.C. ("ACSTV") (formerly Alaskan Choice Television, L.L.C.)

        -    ACS Internet, Inc. (formerly PTINet, Inc.)

        -    Internet Alaska, Inc. ("IAI")

        The accompanying consolidated results of operations for the three and six months ended June 30, 1999 include the operations of the Company for the three and six months then ended and the operations of ACSA, ACSN, ACSF, ACS, ACSW and ACSLD for the period from May 15, 1999 through June 30, 1999. Prior to the acquisition of these acquired companies on May 14, 1999, the Company had no significant operations.

        On June 16, 2000, ACS Holdings acquired all outstanding shares of IAI, an Internet service provider to over 25,000 customers in Alaska.

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

        Reclassifications have been made to the 1999 financial statements to make them conform to the current presentation.

        Comprehensive income is equal to the net loss for the periods.

        In the opinion of management, the financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the consolidated financial position, consolidated results of operations and cash flows for all periods presented. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results of operations which might be expected for the entire year or any other interim periods.

2.      STOCK INCENTIVE PLANS

        The Company's employees participate in various plans of ACS Group, which through the Compensation Committee of the board of directors, may grant stock options, stock appreciation rights and other awards to officers, employees and non-employee directors. At June 30, 2000, ACS Group has reserved a total of 6,060 shares of authorized common stock for issuance under the various plans. In general, options under the plans vest ratably over three, four or five years and the plans terminate in approximately 10 years.

ALEC Holdings, Inc. 1999 Stock Incentive Plan

        The Parent has reserved 3,410 shares under this plan, which was adopted in connection with the completion of the acquisition of the acquired companies on May 14, 1999. At June 30, 2000, 3,423 options have been granted under the Plan at an exercise price of $6.1542 per share, generally vesting ratably over five years or after nine years subject to acceleration upon the attainment of certain performance goals. Of the options granted under the plan, 232 have been exercised and 266 have been forfeited upon termination of the grantee. At June 30, 2000 2,925 options are outstanding. The plan allows forfeited options to be reissued and 253 remain available for grant under the plan. The plan will terminate on May 14, 2009.

Alaska Communications Systems Group, Inc. 1999 Stock Incentive Plan

        This plan was adopted by the Parent in November 1999 in connection with its initial public offering. The Parent has reserved 1,500 shares under this plan. At June 30, 2000, 887 options have been granted, 15 have been forfeited under the plan and 628 shares are available for grant under the plan. The term of options granted under the plan may not exceed 10 years. Unless otherwise determined by the Compensation Committee, options will vest ratably on each of the first four anniversaries after the grant date and will have an exercise price equal to the fair market value of the common stock on the date of grant.

        On February 9, 2000, the Board of Directors approved the grant of options under the plan to purchase 887 shares to certain members of management at an exercise price of $14.1354 per share, generally vesting over four years ratably.

Alaska Communications Systems Group, Inc. 1999 Non-Employee Director Stock Compensation Plan

        The non-employee director stock compensation plan was adopted by the Parent in connection with its initial public offering. The Parent has reserved 150 shares under this plan. At June 30, 2000, 15 shares have been awarded and 135 shares are available for grant under the plan. Directors are required to receive not less than 25% of their annual retainer and meeting fees in the form of the Parent's stock, and may elect to receive up to 100% of director's compensation in the form of stock.

        During January of 2000, eight shares under the plan were awarded to a director. On March 31, 2000, three shares under the plan were awarded to directors, of which two were elected to be deferred until termination of service by the directors. On June 30, 2000, four shares under the plan were awarded to directors, of which three were elected to be deferred until termination of service by the directors.

Alaska Communications Systems Group, Inc. 1999 Employee Stock Purchase Plan

        This plan was also adopted in connection with the Parent's initial public offering in November 1999. On June 30, 2000, 65 shares were issued under the plan and 935 shares are available for issuance and sale. The plan will terminate on December 31, 2009. All ACS Group employees and all of the employees of designated subsidiaries generally will be eligible to participate in the purchase plan, other than employees whose customary employment is 20 hours or less per week or is for not more than five months in a calendar year, or who are ineligible to participate due to restrictions under the Internal Revenue Code.

                  ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                         SIX MONTHS ENDED JUNE 30, 2000
               (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

3.      BUSINESS SEGMENTS

        The Company has two reportable segments: (1) local telephone, which provides landline telecommunications services and consists of local telephone service, network access, directory advertising, deregulated and other revenues; and (2) cellular, which provides wireless telecommunications service. Each reportable segment is a strategic business under separate management and offering different services than those offered by the other segments. The Company has aggregated its interexchange network, data services and wireless cable television segments into "All Other" below. The Company also incurs interest expense, interest income, equity in earnings (losses) of minority investments and other nonoperating income and expense at the corporate level which are not allocated to the business segments, nor are they evaluated by the chief operating decision maker in analyzing the performance of the business segments. These nonoperating income and expense items are provided in the accompanying table under the caption "All Other" in order to assist the users of these financial statements in reconciling the operating results and total assets of the business segments to the consolidated financial statements. Common use assets are held at ACS Holdings, Inc. and are allocated below based on operating revenues. The accounting policies of the segments are the same as those in the summary of significant accounting policies described in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Intersegment revenues and expenses are eliminated between the nonregulated entities. Due to the regulated nature of the local telephone segment, intersegment revenues and expenses between the local telephone and other segments are not eliminated.

        The following table illustrates selected financial data for each segment for the six months ended June 30, 2000.

                                      LOCAL                                       INTERCOMPANY
                                    TELEPHONE        CELLULAR       ALL OTHER     ELIMINATIONS        TOTAL
                                    ---------       ---------       ---------     ------------      ---------
Operating revenues                  $ 131,469       $  18,724       $  12,653       $  (3,899)      $ 158,947
Depreciation and amortization          27,560           2,363           4,768              --          34,691
Operating income (loss)                28,512           4,576          (9,912)             --          23,176
Interest expense                         (567)             (5)        (30,064)             --         (30,636)
Interest income                            87              77             111              --             275
Income tax provision (benefit)          9,775           1,306         (11,215)             --            (134)
Net income (loss)                      18,264           3,355         (28,861)             --          (7,242)
Total assets                        $ 729,137       $ 119,328       $  81,460       $      --       $ 929,925
Capital expenditures                $  20,061       $   6,592       $   4,839       $      --       $  31,492

        Operating revenues disclosed above include intersegment operating revenues of $3,692 for local telephone, $345 for the cellular and $4,992 for all other.

        The following table illustrates selected financial data for each segment for the three months ended June 30, 2000.

                                      LOCAL                                        INTERCOMPANY
                                    TELEPHONE       CELLULAR        ALL OTHER      ELIMINATIONS       TOTAL
                                    ---------       ---------       ---------      ------------     ---------
Operating revenues                  $  67,009       $  10,088       $   7,425          (2,661)      $  81,861
Depreciation and amortization          13,784           1,234           2,547              --          17,565
Operating income (loss)                15,051           2,556          (5,660)             --          11,947
Interest expense                         (280)             (3)        (15,050)             --         (15,333)
Interest income                            13              36              43              --              92
Income tax provision (benefit)          5,159             741          (5,919)             --             (19)
Net income (loss)                       9,627           1,852         (14,873)             --          (3,394)
Total assets                        $ 729,137       $ 119,328       $  81,460       $      --       $ 929,925
Capital expenditures                $  12,501       $   2,621       $     440       $      --       $  15,562

                  ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                         SIX MONTHS ENDED JUNE 30, 2000
               (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

3.      BUSINESS SEGMENTS, CONTINUED

        Operating revenues disclosed above include intersegment operating revenues of $2,203 for local telephone, $139 for the cellular and $3,697 for all other.

        The following table illustrates selected financial data for each segment for the three and six months ended June 30, 1999.

Operating revenues                  $  31,801       $   4,572       $   2,101            (192)      $  38,282
Depreciation and amortization           7,649             376              68              --           8,093
Operating income (loss)                 1,477           1,153            (256)             --           2,374
Interest expense                          (72)             (1)         (7,366)             --          (7,439)
Interest income                           145              16              67              --             228
Income tax provision (benefit)          1,894             670          (2,564)             --              --
Net income (loss)                         934           1,169          (7,436)             --          (5,333)
Total assets                        $ 708,375       $  22,458       $  65,513       $      --       $ 796,346
Capital expenditures                $   4,583       $     326       $  22,286       $      --       $  27,195

        Operating revenues disclosed above include intersegment operating revenues of $2,681 for local telephone, $235 for the cellular, and $305 for all other.


4.      RELATED PARTY TRANSACTIONS

        Fox Paine & Company, the majority stockholder of the Parent, receives an annual management fee in the amount of 1% of the Company's net income before interest expense, interest income, income taxes, depreciation and amortization and equity in earnings (losses) of minority investments, calculated without regard to the fee. The management fee expense for the six months ended June 30, 2000 is $574 of which $550 remains payable.

        By August 2, 2000, ACS Group had repaid to the Company $75,338 included in accounts receivable - affiliates at June 30, 2000 using proceeds from ACS Group's initial public offering.


5.      COMMITMENTS AND CONTINGENCIES

        The Company has a commitment to acquire additional fiber optic circuit capacity in the first quarter of 2001 at a purchase price of $19,500.

        The Company has entered into a Definitive Agreement to acquire Matanuska Telephone Association, Inc. ("MTA") for $187.5 million in cash, which will be financed with proceeds from the initial public offering completed by the Company last year and by an existing supplement to bank term loans provided by a consortium led by Chase Manhattan Bank. The acquisition of MTA is expected to close in the first quarter of 2001, and is contingent on receiving an affirmative vote of its membership and regulatory approval.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS AND ANALYSTS' REPORTS

        This report contains forward looking statements within the meaning of the federal securities laws, including statements concerning future rates, revenues, costs, capital expenditures and financing needs and availability and statements of management's expectations and beliefs. Actual results could differ materially from these statements as a result of many factors, including future economic, regulatory and political conditions in Alaska and the rest of the United States.

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


INTRODUCTION

        On May 14, 1999, the Company acquired the incumbent providers of local telephone services in Anchorage, Juneau, Fairbanks and approximately 70 rural communities in Alaska, making it the largest provider of local telephone service in the state and the fifteenth largest provider of local exchange services in the United States. The Company also acquired on May 14, 1999 long distance operations primarily serving the Anchorage market and cellular and Internet services providing statewide coverage. The Company is in the process of unifying its statewide branding under the ACS name. ACS Holdings is a wholly owned subsidiary of Alaska Communications Systems Group, Inc.

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

        -    the provision of wireless television services.

        ACS Holdings also recognizes its proportionate share of the net income or loss of its minority-owned investments.

RESULTS OF OPERATIONS

        The following unaudited table summarizes ACS Holdings' consolidated operations for the three and six months ended June 30, 2000 and the combined operations for the three and six months ended June 30, 1999. For the three months ended June 30, 1999, the summary information represents the historical combined operating results of companies acquired on May 14, 1999 - prior to their ownership by ACS Holdings, from April 1, 1999 through May 14, 1999, plus the consolidated results of ACS Holdings from May 15, 1999 through June 30, 1999. For the six months ended June 30, 1999, the summary information represents the historical combined operating results of companies acquired on May 14, 1999
- prior to their ownership by ACS Holdings, from January 1, 1999 through May 14, 1999, plus the consolidated results of ACS Holdings from May 15, 1999 through June 30, 1999. Certain reclassifications have been made to the 1999 combined operations to conform to the current presentation of ACS Holdings' consolidated operations.

                                                          THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                JUNE 30,                       JUNE 30,
                                                      ---------------------------     ---------------------------
                                                          2000            1999            2000            1999
                                                      CONSOLIDATED      COMBINED      CONSOLIDATED      COMBINED
                                                      ------------      ---------     ------------      ---------
                                                             (in thousands)                  (in thousands)
Operating revenues
    Local telephone:
       Local network service                            $  24,046       $  24,044       $  48,557       $  47,185
       Network access revenue                              28,995          25,364          57,959          51,354
       Directory advertising                                8,263           7,635          14,856          13,649
       Deregulated revenue and other                        5,705           4,793          10,097           9,436
                                                        ---------       ---------       ---------       ---------
    Total local telephone                                  67,009          61,836         131,469         121,624
    Cellular                                               10,079           8,519          18,710          15,772
    Interexchange network, data services and other          4,773           3,669           8,768           7,650
                                                        ---------       ---------       ---------       ---------
          Total operating revenues                         81,861          74,024         158,947         145,046

Operating expenses
    Local telephone                                        38,450          41,008          75,917          75,918
    Cellular                                                6,289           6,203          11,771          11,246
    Interexchange network, data services and other          7,610           5,724          13,392          10,168
    Depreciation and amortization                          17,565          14,473          34,691          31,274
                                                        ---------       ---------       ---------       ---------
       Total operating expenses                            69,914          67,408         135,771         128,606
                                                        ---------       ---------       ---------       ---------

Operating income                                           11,947           6,616          23,176          16,440

Other income (expense):
    Interest expense                                      (15,333)         (9,004)        (30,636)        (11,965)
    Interest income and other                                 (16)            932             237           2,116
    Equity in earnings (loss) of investments                  (11)           (773)           (153)         (1,282)
                                                        ---------       ---------       ---------       ---------
       Total other expense                                (15,360)         (8,845)        (30,552)        (11,131)
                                                        ---------       ---------       ---------       ---------

Income (loss) before income taxes                          (3,413)         (2,229)         (7,376)          5,309
Income tax benefit (expense)                                   19          (1,235)            134          (3,944)
                                                        ---------       ---------       ---------       ---------
Net income (loss)                                       $  (3,394)      $  (3,464)      $  (7,242)      $   1,365
                                                        =========       =========       =========       =========

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

        OPERATING REVENUES

        Operating revenues increased $7.8 million, or 10.6% for the three months ended June 30, 2000 compared to the three months ended June 30, 1999. Local telephone, cellular and interexchange network, data services and other revenues all increased compared to the prior three month period.

        Local Telephone

        Local telephone revenues, which consist of local network service, network access revenue, directory advertising and deregulated and other revenues, increased $5.2 million, or 8.4%, for the three months ended June 30, 2000 compared to the three months ended June 30, 1999.

        The local service revenue component of local telephone revenues was $24.0 million during 2000 compared with $24.0 million during 1999. Revenue remained flat, with growth in average total access lines in service of 4.5% and increased penetration of enhanced features offset by increased market penetration of lower margin wholesale lines in the Anchorage market. Although there can be no assurances, management believes that retail line losses to competition will not be significant in the future due to marketing efforts and re-negotiation of interconnection rates currently scheduled or in progress.

        Network access revenues increased by $3.6 million, or 14.3%, from $25.4 million in 1999 to $29.0 million in 2000. Network access revenues are based on a regulated return on rate base and recovery of allowable expenses associated with the origination and termination of toll calls. The increase in telephone access revenues over the corresponding quarter of 1999 is due primarily to changes relating to cost allocation factors, rate base and expenses from period to period. Management expects that access revenues will grow at a lesser rate than access line growth for the foreseeable future.

        Directory advertising revenues increased by $0.6 million, or 8.2%, from $7.6 million in 1999 to $8.3 million in 2000. This growth corresponds with the growth in average access lines in service during 2000 over 1999 from 314,480 during 1999 to 328,728 during 2000, or an increase of 4.5%, combined with additional penetration for the current directory phone book cycle.

        Deregulated and other revenues, which grew $0.9 million or 19.0% over 1999, consists principally of billing and collection services, space and power rents, deregulated equipment sales, paystation revenues and other miscellaneous telephone revenues. The revenue increase was due principally to increased deregulated equipment sales in 2000.

        Cellular

        Cellular revenues increased $1.6 million, or 18.3%, to $10.1 million for the three months ended June 30, 2000 compared to $8.5 million for the three months ended June 30, 1999. This growth in revenue is due to growth in average cellular subscribers to 72,932 during the quarter ended June 30, 2000 from 68,389 during 1999, or 6.6%, and an increase in average revenue per unit from $41.52 in 1999 to $46.07 in 2000. The increase in average revenue per unit is due to the introduction of new statewide and national pricing programs and the initial benefits of the digital upgrade completed in the first quarter of 2000.

        Interexchange Network, Data Services and Other

        Interexchange network, data services and other revenues include principally long distance, data transmission and Internet services revenues. These revenues increased from $3.7 million in 1999 to $4.8 million in 2000 -- an increase of $1.1 million, or 30.1%. Long distance revenues increased from $2.6 million in 1999 to $3.0 million in 2000 due to increases in long distance minutes of use and increases in circuit rent revenues.

        OPERATING EXPENSES

        Operating expenses increased $2.5 million, or 3.7%, from $67.4 million for the three months ended June 30, 1999 to $69.9 million for the three months ended June 30, 2000. Operating expenses were 85.4% of revenues for the three months ended June 30, 2000 compared to 91.1% of revenues for the three months ended June 30, 1999.

        Local Telephone

        The components of local telephone expense are plant specific operations, plant non-specific operations, customer operations, corporate operations and property and other operating tax expense. Depreciation and amortization associated with the operation of the local telephone segment is included in total depreciation and amortization. Local telephone expenses decreased from $41.0 million for the three months ended June 30, 1999 to $38.5 million for the three months ended June 30, 2000 - a decrease of $2.5 million, or 6.2%. As a percentage of revenue, local telephone expense decreased from 66.3% for 1999 to 57.4% for 2000.

        Cellular

        Cellular expenses increased $0.1 million, or 1.4%, for the three months ended June 30, 2000 compared to the three months ended June 30, 1999. Cellular expense was 72.8% of cellular revenues for 1999 and 62.4% of cellular revenues for 2000. Management expects that cellular expenses as a percentage of cellular revenue will continue to decline as cellular penetration and subscribers increase over time.

        Interexchange Network, Data Services and Other

        Interexchange network, data services and other expenses increased by $1.9 million, or 32.9% and increased as a percentage of revenue from 156.0% in 1999 to 159.4% in 2000. The increase in interexchange network, data services and other was the result of additional circuit and other costs associated with developing the Company's statewide network and Internet infrastructure and increases in minutes of use for long distance as discussed above.

        DEPRECIATION AND AMORTIZATION

        Depreciation and amortization expense increased $3.1 million, or 21.4%, due principally to increases in plant in service for the three months ended June 30, 2000 over the corresponding period of 1999.

        INTEREST EXPENSE

        Interest expense increased $6.3 million, or 70.3%, for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. The increase is due to $591.7 million of debt incurred in connection with the acquisitions by ACS Holdings on May 14, 1999 of substantially all of its operations.

        INCOME TAXES

        ACS Holdings has fully reserved the income tax benefit resulting from the consolidated losses incurred since May 14, 1999 - the date of the acquisition of substantially all of its operations. Income taxes reflected in the combined financial statements are substantially those of the predecessor entities.

        NET INCOME (LOSS)

        The decrease in the net loss is primarily a result of the factors discussed above.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

        OPERATING REVENUES

        Operating revenues increased $13.9 million, or 9.6% for the six months ended June 30, 2000 compared to the six months ended June 30, 1999. Local telephone, cellular and interexchange network, data services and other revenues all increased compared to the prior six month period.

        Local Telephone

        Local telephone revenues, which consist of local network service, network access revenue, directory advertising and deregulated and other revenues, increased $9.8 million, or 8.1%, for the six months ended June 30, 2000 compared to the same period in 1999.

        The local service revenue component of local telephone revenues was $48.6 million during 2000 compared with $47.2 million during 1999 -- an increase of $1.4 million or 2.9% over the prior year. This increase corresponds with the growth in average total access lines in service of 5.2% and increased penetration of enhanced features and was partially offset by increased market penetration of lower margin wholesale lines in Anchorage. Although there can be no assurances, management believes that retail line losses to competition will not be significant in the future due to marketing efforts and re-negotiation of interconnection rates currently scheduled or in progress.

        Network access revenues increased by $6.6 million, or 12.9%, from $51.4 million in 1999 to $58.0 million in 2000. Network access revenues are based on a regulated return on rate base and recovery of allowable expenses associated with the origination and termination of toll calls. The increase in telephone access revenues over the corresponding quarter of 1999 is due primarily to changes relating to cost allocation factors, rate base and expenses from period to period. Management expects that access revenues will grow at a lesser rate than access line growth for the foreseeable future.

        Directory advertising revenues increased by $1.2 million, or 8.8%, from $13.6 million in 1999 to $14.9 million in 2000. This growth corresponds with the growth in average access lines in service during 2000 over 1999 from 311,781 during 1999 to 327,914 during 2000, or an increase of 5.2%, combined with additional penetration for the current directory phone book cycle.

        Deregulated and other revenues, which grew $0.7 million, or 7.0% over 1999, consists principally of billing and collection services, space and power rents, deregulated equipment sales, paystation revenues and other miscellaneous telephone revenues. The revenue increase was due principally to increased deregulated equipment sales in 2000.

        Cellular

        Cellular revenues increased $2.9 million, or 18.6%, to $18.7 million for the six months ended June 30, 2000 compared to $15.8 million for the six months ended June 30, 1999. This growth in revenue is due to growth in average cellular subscribers to 73,331 during the quarter ended June 30, 2000 from 68,077 during 1999, or 7.7%, and an increase in average revenue per unit from $38.61 in 1999 to $42.52 in 2000. The increase in average revenue per unit is due to the introduction of new statewide and national pricing programs and the initial benefits of the digital upgrade completed in the first quarter of 2000.

        Interexchange Network, Data Services and Other

        Interexchange network, data services and other revenues include principally long distance, data transmission and Internet services revenues. These revenues increased from $7.7 million in 1999 to $8.8 million in 2000 -- an increase of $1.1 million, or 14.6%. Long distance revenues increased from $5.1 million in 1999 to $5.5 million in 2000 due to increases in long distance minutes of use from 34.2 million to 38.0 million and increases in circuit rent revenues.

OPERATING EXPENSES

        Operating expenses increased $7.2 million, or 5.6%, from $128.6 million for the six months ended June 30, 1999 to $135.8 million for the six months ended June 30, 2000. Operating expenses were 85.4% of revenues for the six months ended June 30, 2000 compared to 88.7% of revenues for the six months ended June 30, 1999.

        Local Telephone

        The components of local telephone expense are plant specific operations, plant non-specific operations, customer operations, corporate operations and property and other operating tax expense. Depreciation and amortization associated with the operation of the local telephone segment is included in total depreciation and amortization. Local telephone expenses were consistent in 1999 and 2000 at $75.9 million. As a percentage of revenue, local telephone expense decreased from 62.4% for 1999 to 57.7% for 2000.

        Cellular

        Cellular expenses increased $0.5 million, or 4.7%, for the six months ended June 30, 2000 compared to the six months ended June 30, 1999. Cellular expense was 71.3% of cellular revenues for 1999 and 62.9% of cellular revenues for 2000. Management expects that cellular expenses as a percentage of cellular revenue will continue to decline as cellular penetration and subscribers increase over time.

        Interexchange Network, Data Services and Other

        Interexchange network, data services and other expenses increased by $3.2 million, or 31.7%, and increased as a percentage of revenue from 132.9% in 1999 to 152.7% in 2000. The increase in interexchange network, data services and other was the result of additional circuit and other costs associated with developing the Company's statewide network and Internet infrastructure, the rollout of ADSL internet service and increases in minutes of use for long distance as discussed above.

        DEPRECIATION AND AMORTIZATION

        Depreciation and amortization expense increased $3.4 million, or 10.9%, due principally to increases in plant in service for the six months ended June 30, 2000 over the corresponding period of 1999.

        INTEREST EXPENSE

        Interest expense increased $18.7 million, or 156.0%, for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. This increase is due to $591.7 million of debt incurred by ACS Holdings in connection with the acquisitions on May 14, 1999 of substantially all of its operations.

        INCOME TAXES

        ACS Holdings has fully reserved the income tax benefit resulting from the consolidated losses it has incurred since May 14, 1999 - the date of the acquisition of substantially all of its operations. Income taxes reflected in the combined financial statements are substantially those of the predecessor entities.

        NET INCOME

        The decrease in net income is primarily a result of the factors discussed above and, in particular, the increase in interest expense of $18.7 million as a result of the financing of the acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

        ACS Holdings has satisfied its operational and capital cash requirements primarily through internally generated funds, contributed capital and debt financing. The Company's cash flows from operations for the six months ended June 30, 2000 were $34.6 million. At June 30, 2000, the Company had approximately $86.6 million in working capital, including approximately $6.4 million in cash and cash equivalents. As of June 30, 2000 the Company had $75.0 million of remaining capacity under its revolving credit facility, representing 100% of available capacity.

        The Company has a $435.0 million credit agreement ("senior credit facility") and $150.0 million in senior subordinated notes representing substantially all of the Company's long-term debt. As of June 30, 2000 the Company had $602.6 million of long-term debt. In addition $17.3 million in senior discount debentures are recorded at ACS Group and are collateralized by substantially all assets of the Company. Interest on ACS Group's senior discount debentures and ACS Holdings' senior subordinated notes is payable semiannually. Interest on borrowings under the senior credit facility is payable monthly, quarterly or semi-annually at the Company's option and the senior credit facility requires annual principal payments commencing on May 14, 2002.

        The Company employs an interest rate hedge transaction which fixed at 5.99% the underlying variable rate, which is based on the three-month London Interbank Offer Rate ("LIBOR"), on one-half of the borrowings under the senior credit facility, or $217.5 million, expiring in June 2002.

        The local telephone network requires the timely maintenance of plant and infrastructure. ACS Holdings' local network is of high quality and is technically advanced and will have relatively predictable annual capital needs. The Company's historical capital expenditures have been significant. The construction and geographic expansion of ACS Holdings' cellular network required a substantial amount of capital. The implementation of the Company's interexchange network and data services strategy is also capital intensive. The Company recently purchased fiber capacity for $19.5 million, which was funded with monies borrowed to finance the acquisition of substantially all of its operations. The Company also has agreed to purchase additional fiber capacity for $19.5 million in the first quarter of 2001. ACS Holdings has revised its anticipated total capital expenditures to approximately $65.0 million in 2000 from previous expectations of $92.0 million. The capital program reductions were achieved primarily due to deployment of the ATM network, DSL lines and wireless local loop solutions, all of which reduced previously anticipated capital requirements, combined with the re-engineering of the predecessor companies' practices. Capital expenditures for the first six months of 2000 were $31.5 million, including a $2.9 million capital lease. The Company intends to fund its capital expenditures through internally generated cash flows, a portion of the net proceeds from the recent public offering and if necessary, through additional borrowings under the revolving credit facility.

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

        The Company has entered into a Definitive Agreement to acquire Matanuska Telephone Association, Inc. ("MTA") for $187.5 million in cash, which will be financed with proceeds from the initial public offering completed by ACS Group last year and by an existing supplement to bank term loans provided by a consortium led by Chase Manhattan Bank. The acquisition of MTA is expected to close in the first quarter of 2001, contingent upon receiving an affirmative vote of its membership and regulatory approval.

        On September 30, 1999, the Company acquired an additional one-third interest in Alaskan Choice Television (now ACSTV) for $1.9 million, increasing its ownership to a two-thirds majority interest. On October 6, 1999, the Company entered into an agreement to acquire the remaining one-third interest and on February 14, 2000, the Company completed the acquisition of the remaining one-third interest in ACSTV for $3.0 million.

        On June 16, 2000, ACS Holdings acquired all outstanding shares of IAI, an Internet service provider with over 25,000 customers in Alaska. The acquisition was funded entirely with cash on hand.

        ACS Holdings believes that it will have sufficient working capital provided by operations and available borrowing capacity under the existing revolving credit facility to fund its operations and capital expenditures over the next 12 months.

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

        On July 18, 2000, the United States Court of Appeals for the Eighth Circuit filed an opinion in the matter of Iowa Utilities Board, et al. v. Federal Communications Commission (Case No. 96-3321 and consolidated cases) ("Iowa II"). This case, on remand from the Supreme Court of the United States, addressed among other matters the merits of the FCC's forward-looking pricing methodology, proxy prices, wholesale pricing provisions, rural exemption rules and rules pertaining to pre-existing agreements, which rules were promulgated by the FCC under the 1996 Act.

        In part, the Iowa II opinion approved the use of a forward-looking cost methodology but disapproved the use of costs based upon hypothetical least cost/most efficient technology in lieu of the cost of providing the actual facilities and equipment to be used by an interconnecting competitor. The opinion also found that "cost" need not be defined in terms of historical cost, but rather could properly be established on the basis of current and anticipated costs. Further, the opinion determined that the FCC's rules pertaining to the rural exemption under the 1996 Act (47 U.S.C. Section 251(f)(1)) and concerning the burden of proof in terminating that exemption, the interpretation of undue economic harm under that section of the statute, and concerning the tests to be applied in reviewing a rural exemption, were each contrary to the statute. Additionally, the opinion determined that establishment of a proper wholesale discount for resale under section 251(d)(3) of the 1996 Act (47 U.S.C. Section 251(d)(3)) properly included only the costs actually avoided by the incumbent local exchange carrier in providing such service, rather than costs which might be avoided or were avoidable. The opinion addressed numerous other matters.

        No mandate has yet issued from the Circuit Court. The FCC has publicly indicated an intention to review the rules vacated and remanded by the Circuit Court, but has established no process or timetable for doing so. Further review of the Iowa II opinion is possible, either by the full Eighth Circuit or by the Supreme Court of the United States. The Company, as previously reported, has multiple on-going interconnection negotiations, arbitrations, or related interconnection proceedings under the 1996 Act. Additionally, and also as previously reported, the Company is currently pursuing certain state court appeals of prior orders of the Regulatory Commission of Alaska ("RCA"), which appeals in part address matters concerning the termination of the rural exemption in serving areas comprehending Fairbanks and Juneau, Alaska. The Company is reviewing the Iowa II opinion, but cannot predict at present what, if any, effects that opinion may have on its current regulatory and judicial proceedings.

        The litigation initiated by ALLTEL Publishing Corporation, which was disclosed in the Company's filing for the first quarter of 2000, is still pending. The trial date has been scheduled for January 22, 2001 and the parties are proceeding with discovery. While the outcome of this matter cannot be predicted with certainty, management does not anticipate such outcome to result in a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

        NONE.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        NONE.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

        NONE.

ITEM 5. OTHER INFORMATION.

        NONE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) EXHIBITS:


    EXHIBIT NO.       DESCRIPTION
    -----------       -----------
         27.1         Financial Data Schedule

(b) REPORTS ON FORM 8-K:

        The following item was reported on Form 8-K, filed May 23, 2000:

        Item 5 Other Events - Company press release announcing entering into a definitive agreement to acquire Matanuska Telephone Association, Inc.

        The following item was reported on Form 8-K, filed June 15, 2000:

        Item 5 Other Events - Company press release announcing execution of a stock purchase agreement with Internet Alaska, Inc. and each of its shareholders to purchase one hundred percent of the issued and outstanding stock of Internet Alaska, Inc.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.





Date: August 2, 2000                ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.


                                        /s/  Michael E. Holmstrom
                                        ------------------------------------
                                        Michael E. Holmstrom
                                        Senior Vice President and
                                        Chief Financial Officer
                                        (signing both in his capacity as Senior
                                        Vice President on behalf of the
                                        Registrant and as Chief Financial
                                        Officer of the Registrant)