Form 10-Q
period 2000-09-30
ALASKA COMMUNICATIONS SYSTEMS HOLDINGS INC
filed 2000-11-09
CIK 1089510

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM _________ TO _________


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

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE


================================================================================

                                TABLE OF CONTENTS


                                                                                           PAGE
PART I.        FINANCIAL INFORMATION                                                      NUMBER
Item 1.        Financial Statements:

               Consolidated Balance Sheets (unaudited)
               As of September 30, 2000 and December 31, 1999................................3

               Consolidated Statements of Operations (unaudited)
               For the Three and Nine Months Ended September 30, 2000 and 1999...............4

               Consolidated Statements of Cash Flows (unaudited)
               For the Nine Months Ended September 30, 2000 and 1999.........................5

               Notes to Consolidated Financial Statements (unaudited)........................6

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations................................11

Item 3.        Quantitative and Qualitative Disclosures
               About Market Risk............................................................19

PART II.       OTHER INFORMATION

Item 1         Legal Proceedings............................................................20

Item 2         Changes in Securities and Use of Proceeds....................................22

Item 3         Defaults upon Senior Securities..............................................22

Item 4         Submission of Matters to a Vote of Security Holders..........................22

Item 5         Other Information............................................................22

Item 6.        Exhibits and Reports on Form 8-K.............................................22

SIGNATURE...................................................................................23

                  ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
               (Unaudited, in Thousands Except Per Share Amounts)

                                                                           September 30,      December 31,
                                   ASSETS                                      2000               1999
                                                                           -------------      ------------
Current assets:
    Cash and cash equivalents                                                $  83,568          $   9,006
    Accounts receivable-trade, net of allowance of $9,395 and $5,203            46,143             49,323
    Accounts receivable-affiliates                                                 639             97,676
    Materials and supplies                                                       9,631              5,923
    Prepayments and other current assets                                         4,150              3,533
                                                                             ---------          ---------
       Total current assets                                                    144,131            165,461


Property, plant and equipment                                                  943,134            902,131
Less:  accumulated depreciation                                                489,401            452,304
                                                                             ---------          ---------
    Property, plant and equipment, net                                         453,733            449,827

Goodwill, net of accumulated amortization of $9,814 and $4,243                 260,150            250,346
Investments                                                                      1,520              1,673
Other assets                                                                    63,922             70,404
                                                                             ---------          ---------
Total assets                                                                 $ 923,456          $ 937,711
                                                                             =========          =========

                      LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
    Current portion of long-term debt                                            4,020              4,944
    Accounts payable-trade                                                      25,876             31,212
    Accounts payable-affiliates                                                    880                610
    Advance billings and customer deposits                                       9,541              7,521
    Accrued and other current liabilities                                       19,798             19,800
                                                                             ---------          ---------
       Total current liabilities                                                60,115             64,087

Long-term debt, net of current portion                                         597,043            593,463
Unamortized investment tax credits                                                 238                394
Other deferred credits and long-term liabilities                                17,477             13,226
Commitments and contingencies                                                       --                 --

Stockholder's equity:
    Common stock, $.01 par value; 1,000 shares authorized,
       and 1 share issued and outstanding                                           --                 --
    Contributed capital                                                        287,242            287,242
    Accumulated deficit                                                        (38,659)           (20,701)
                                                                             ---------          ---------
       Total stockholder's equity                                              248,583            266,541
                                                                             ---------          ---------
Total liabilities and stockholder's equity                                   $ 923,456          $ 937,711
                                                                             =========          =========



                 See Notes to Consolidated Financial Statements

                  ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                            (UNAUDITED, IN THOUSANDS)


                                                                  Three Months Ended                  Nine Months Ended
                                                                     September 30,                       September 30,
                                                            ----------------------------          ----------------------------
                                                              2000               1999               2000               1999
                                                            ---------          ---------          ---------          ---------
Operating revenues:
     Local telephone:
         Local network service                              $  22,133          $  23,527          $  69,752          $  35,630
         Network access revenue                                21,779             26,352             79,835             39,514
         Directory advertising                                  8,146              6,737             23,005             10,188
         Deregulated and other revenue                          6,016              5,175             16,958              8,260
                                                            ---------          ---------          ---------          ---------
     Total local telephone                                     58,074             61,791            189,550             93,592
     Cellular                                                  10,947             10,153             29,657             14,720
     Interexchange network, data services and other             5,845              3,596             14,613              5,510
                                                            ---------          ---------          ---------          ---------
         Total operating revenues                              74,866             75,540            233,820            113,822

Operating expenses:
     Local telephone                                           37,570             38,456            113,487             60,440
     Cellular                                                   5,913              5,821             17,684              8,813
     Interexchange network, data services and other             8,201              5,046             21,593              7,885
     Unusual charges                                            2,083                 --              2,083                 --
     Depreciation and amortization                             17,773             15,615             52,464             23,708
                                                            ---------          ---------          ---------          ---------
         Total operating expenses                              71,540             64,938            207,311            100,846
                                                            ---------          ---------          ---------          ---------

Operating income                                                3,326             10,602             26,509             12,976

Other income (expense):
     Interest expense                                         (15,815)           (14,796)           (46,452)           (22,235)
     Interest income and other                                  1,753                160              1,984               (197)
     Equity in earnings (loss) of investments                      --               (170)              (153)               (81)
                                                            ---------          ---------          ---------          ---------
         Total other expense                                  (14,062)           (14,806)           (44,621)           (22,513)
                                                            ---------          ---------          ---------          ---------

Loss before income taxes                                      (10,736)            (4,204)           (18,112)            (9,537)

Income tax benefit                                                 20                174                154                174
                                                            ---------          ---------          ---------          ---------

Net loss                                                    $ (10,716)         $  (4,030)         $ (17,958)         $  (9,363)
                                                            =========          =========          =========          =========



                 See Notes to Consolidated Financial Statements

                  ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)


                                                                                              NINE MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                                        ----------------------------
                                                                                          2000                1999
                                                                                        ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                $ (17,958)         $  (9,363)
Adjustments to reconcile net loss to net cash provided by operating activities:
     Depreciation and amortization                                                         52,464             23,708
     Amortization of debt issuance costs                                                    3,389              1,751
     Investment tax credits                                                                  (156)              (947)
     Other deferred credits                                                                 5,580               (436)
     Capitalized interest                                                                    (681)                --
     Changes in components of working capital:
       Accounts receivable and other current assets                                        92,414              3,244
       Accounts payable and other current liabilities                                      (7,338)              (441)
       Other                                                                                2,158              1,789
                                                                                        ---------          ---------
Net cash provided by operating activities                                                 129,872             19,305

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction and capital expenditures, net of capitalized interest                        (44,910)           (46,181)
Cost of acquisitions, net of cash received                                                 (5,598)          (691,855)
Other                                                                                          --             (2,385)
                                                                                        ---------          ---------
Net cash used by investing activities                                                     (50,508)          (740,421)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in short-term notes payable                                                         --             10,000
Proceeds from the issuance of long-term debt, net of discounts                                 --            592,446
Debt issuance costs                                                                            --            (37,047)
Payments on long-term debt                                                                 (4,802)            (1,275)
Issuance of common stock                                                                       --            158,265
                                                                                        ---------          ---------
Net cash provided (used) by financing activities                                           (4,802)           722,389

Increase (decrease) in cash                                                                74,562              1,273
Cash and cash equivalents at beginning of the period                                        9,006                281
                                                                                        ---------          ---------
Cash and cash equivalents at the end of the period                                      $  83,568          $   1,554
                                                                                        =========          =========

SUPPLEMENTAL CASH FLOW DATA:
Interest paid                                                                           $  39,644          $  11,148
Income taxes paid                                                                              --                 --

SUPPLEMENTAL NONCASH TRANSACTIONS:
Property acquired under capital lease                                                       3,152                 --
Note payable in connection with acquisition                                                 2,250                 --



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 2000
               (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE AMOUNTS)



1. DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Alaska Communications Systems Holdings, Inc. and Subsidiaries (the "Company" or "ACS Holdings") a Delaware corporation, is engaged principally in providing local telephone, wireless, and interexchange network and data services to its customers in the state of Alaska through its telecommunications subsidiaries. The Company was formed in July of 1998 for the purposes of acquiring and operating telecommunications properties. The principal activities in 1998 and through May 14, 1999 were the preparation of systems and obtaining financing for pending acquisitions. On May 14, 1999, the Company was acquired and became a wholly owned subsidiary of Alaska Communications Systems Group, Inc. (the "Parent" or "ACS Group").

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

        -       ACS Wireless, Inc. ("ACSW") (formerly MACtel, Inc.)

        -       ACS Long Distance, Inc. ("ACSLD") (formerly ATU Long Distance,
                Inc.)

        - ACS Television, L.L.C. ("ACSTV") (formerly Alaskan Choice Television, L.L.C.)

        -       ACS Internet, Inc. (formerly PTINet, Inc.)

        -       Internet Alaska, Inc. ("IAI")

        The accompanying consolidated results of operations for the three and nine months ended September 30, 1999 include the operations of the Company for the three and nine months then ended and the operations of ACSA, ACSN, ACSF, ACS, ACSW and ACSLD for the period from May 15, 1999 through September 30, 1999. Prior to the acquisition of these acquired companies on May 14, 1999, the Company had no significant operations.

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

        Certain reclassifications have been made to the 1999 financial statements to make them conform to the current presentation.

        Comprehensive loss is equal to the net loss for all periods presented.

        In the opinion of management, the financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the consolidated financial position, consolidated results of operations and cash flows for all periods presented. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results of operations which might be expected for the entire year or any other interim periods.

                  ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 2000
               (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


2. STOCK INCENTIVE PLANS

        The Company's employees participate in various plans of ACS Group, which through the Compensation Committee of the Board of Directors, may grant stock options, stock appreciation rights and other awards to officers, employees and non-employee directors. At September 30, 2000, ACS Group has reserved a total of 6,060 shares of authorized common stock for issuance under the various plans. In general, options under the plans vest ratably over three, four or five years and the plans terminate in approximately 10 years.

ALEC Holdings, Inc. 1999 Stock Incentive Plan

        The Parent has reserved 3,410 shares under this plan, which was adopted in connection with the completion of the acquisition of the acquired companies on May 14, 1999. At September 30, 2000, 3,423 options have been granted under the Plan at an exercise price of $6.1542 per share, generally vesting ratably over five years or after nine years subject to acceleration upon the attainment of certain performance goals. Of the options granted under the plan, 235 have been exercised and 283 have been forfeited upon termination of the grantee. At September 30, 2000 2,905 options are outstanding. The plan allows forfeited options to be reissued and 270 remain available for grant under the plan. The plan will terminate on May 14, 2009.

Alaska Communications Systems Group, Inc. 1999 Stock Incentive Plan

        This plan was adopted by the Parent in November 1999 in connection with its initial public offering. The Parent has reserved 1,500 shares under this plan. At September 30, 2000, 917 options have been granted, 70 have been forfeited under the plan and 653 shares are available for grant under the plan. The term of options granted under the plan may not exceed 10 years. Unless otherwise determined by the Compensation Committee, options will vest ratably on each of the first four anniversaries after the grant date and will have an exercise price equal to the fair market value of the common stock on the date of grant.

        On February 9, 2000, the Board of Directors approved the grant of options under the plan to purchase 887 shares to certain members of management at an exercise price of $14.1354 per share, generally vesting over four years ratably. On June 20, 2000, the Board of Directors approved the grant of options under the plan to purchase 28 shares to certain members of management at an exercise price of $12.625 per share, generally vesting over four years ratably. On September 7, 2000, the Board of Directors approved the grant of options under the plan to purchase two shares to a member of management at an exercise price of $8.5819 per share, generally vesting over four years ratably.

Alaska Communications Systems Group, Inc. 1999 Non-Employee Director Stock Compensation Plan

        The non-employee director stock compensation plan was adopted by the Parent in connection with its initial public offering. The Parent has reserved 150 shares under this plan. At September 30, 2000, 22 shares have been awarded and 128 shares are available for grant under the plan. Directors are required to receive not less than 25% of their annual retainer and meeting fees in the form of the Parent's stock, and may elect to receive up to 100% of director's compensation in the form of stock.

        During January of 2000, eight shares under the plan were awarded to a director. On March 31, 2000, four shares under the plan were awarded to directors, of which three were elected to be deferred until termination of service by the directors. On June 30, 2000, four shares under the plan were awarded to directors, of which three were elected to be deferred until termination of service by the directors. On September 29, 2000, six shares under the plan were awarded to directors, of which four were elected to be deferred until termination of service by the directors.

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

3. BUSINESS SEGMENTS

        The Company has two reportable segments: (1) local telephone, which provides landline telecommunications services and consists of local telephone service, network access, directory advertising, deregulated and other revenues; and (2) cellular, which provides wireless telecommunications service. Each reportable segment is a strategic business under separate management and offering different services than those offered by the other segments. The Company has aggregated its interexchange network, data services and wireless cable television segments into "All Other" below. The Company also incurs operating expenses, interest expense, interest income, equity in earnings (losses) of minority investments and other nonoperating income and expense at the corporate level which are not allocated to the business segments, nor are they evaluated by the chief operating decision maker in analyzing the performance of the business segments. These corporate level income and expense items are provided in the accompanying table under the caption "All Other" in order to assist the users of these financial statements in reconciling the operating results and total assets of the business segments to the consolidated financial statements. Common use assets are held at ACS Holdings and are allocated below based on operating revenues. The accounting policies of the segments are the same as those in the summary of significant accounting policies described in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Intersegment revenues and expenses are eliminated between the nonregulated entities. Due to the regulated nature of the local telephone segment, intersegment revenues and expenses between the local telephone and other segments are not eliminated.

        The following table illustrates selected financial data for each segment for the three months ended September 30, 2000.

                                                                                                INTERCOMPANY
                                     LOCAL TELEPHONE       CELLULAR          ALL OTHER          ELIMINATIONS          TOTAL
                                     ---------------       --------          ---------          ------------          -----
Operating revenues                     $  58,074          $  10,954          $   8,023          $  (2,185)         $  74,866
Depreciation and amortization             13,720              1,298              2,755                 --             17,773
Operating income (loss)                    6,616              2,682             (5,972)                --              3,326
Interest expense                            (274)                (3)           (15,538)                --            (15,815)
Interest income                              686                 71              1,048                 --              1,805
Income tax provision (benefit)             1,932              1,151             (3,103)                --                (20)
Net income (loss)                          4,400              1,607            (16,723)                --            (10,716)
Total assets                             722,153            118,966             82,337                 --            923,456
Capital expenditures                      12,642              3,340                588                 --             16,570


        Operating revenues disclosed above include intersegment operating revenues of $3,008 for local telephone, $367 for the cellular, and $2,987 for all other.

                  ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 2000
               (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


3. BUSINESS SEGMENTS, CONTINUED

        The following table illustrates selected financial data for each segment for the three months ended September 30, 1999.

                                                                                              INTERCOMPANY
                                    LOCAL TELEPHONE        CELLULAR         ALL OTHER         ELIMINATIONS          TOTAL
                                    ---------------        --------         ---------         ------------          -----
Operating revenues                     $  61,736          $  10,167         $   3,844          $    (207)         $  75,540
Depreciation and amortization             12,094                861             2,660                 --             15,615
Operating income (loss)                    8,906              3,292            (1,596)                --             10,602
Interest expense                             (42)                --           (14,754)                --            (14,796)
Interest income                              173                 38                76                 --                287
Income tax provision (benefit)             4,603              1,199            (5,976)                --               (174)
Net income (loss)                          9,159              1,488           (14,677)                --             (4,030)
Total assets                             706,156             73,491            24,481                 --            804,128
Capital expenditures                      13,751              5,223                13                 --             18,987


        Operating revenues disclosed above include intersegment operating revenues of $1,141 for local telephone, $15 for the cellular, and $193 for all other.

        The following table illustrates selected financial data for each segment for the nine months ended September 30, 2000.

                                                                                              INTERCOMPANY
                                     LOCAL TELEPHONE       CELLULAR          ALL OTHER         ELIMINATIONS          TOTAL
                                     ---------------       --------          ---------         ------------          -----
Operating revenues                     $ 189,550          $  29,678          $  20,675          $  (6,083)         $ 233,820
Depreciation and amortization             41,280              3,661              7,523                 --             52,464
Operating income (loss)                   35,741              5,745            (14,977)                --             26,509
Interest expense                            (842)                (8)           (45,602)                --            (46,452)
Interest income                              774                148              1,159                 --              2,081
Income tax provision (benefit)            11,707              2,457            (14,318)                --               (154)
Net income (loss)                         23,270              3,449            (44,677)                --            (17,958)
Total assets                             722,153            118,966             82,337                 --            923,456
Capital expenditures                      32,703              9,932              5,427                 --             48,062


        Operating revenues disclosed above include intersegment operating revenues of $6,700 for local telephone, $712 for the cellular, and $7,979 for all other.

        The following table illustrates selected financial data for each segment for the nine months ended September 30, 1999.

                                                                                                 INTERCOMPANY
                                     LOCAL TELEPHONE       CELLULAR          ALL OTHER           ELIMINATIONS        TOTAL
                                     ---------------       --------          ---------           ------------        -----
Operating revenues                     $  92,787          $  14,735          $   6,555          $    (255)         $ 113,822
Depreciation and amortization             19,743              1,237              2,728                 --             23,708
Operating income (loss)                   12,272              4,445             (3,741)                --             12,976
Interest expense                            (114)                (1)           (22,120)                --            (22,235)
Interest income                              318                 54                143                 --                515
Income tax provision (benefit)             6,497              1,869             (8,540)                --               (174)
Net income (loss)                         11,982              2,657            (24,002)                --             (9,363)
Total assets                             706,156             73,491             24,481                 --            804,128
Capital expenditures                      21,154              5,549             19,515                 --             46,218


        Operating revenues disclosed above include intersegment operating revenues of $3,822 for local telephone, $250 for the cellular, and $498 for all other.

                  ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 2000
               (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


4. RELATED PARTY TRANSACTIONS

        Fox Paine & Company, the majority stockholder, receives an annual management fee in the amount of 1% of the Company's net income before interest expense, interest income, income taxes, depreciation and amortization and equity in earnings (losses) of minority investments, calculated without regard to the fee. The management fee expense for the nine months ended September 30, 2000 is $904 of which $880 remains payable.


5. COMMITMENTS AND CONTINGENCIES

        The Company has a commitment to acquire additional fiber optic circuit capacity in the first quarter of 2001 at a purchase price of $19,500.

        The Company is involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business. The Company believes that the disposition of claims currently pending under these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.


6. UNUSUAL CHARGES

        During the quarter ended September 30, 2000, ACS Holdings recorded $2.1 million of unusual charges, consisting of the write-off of approximately $1.5 million of costs related to the attempted acquisition of Matanuska Telephone Association and $0.6 million of severance cost related to a reduction in workforce of approximately 100 personnel.

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


INTRODUCTION

        On May 14, 1999, the Company acquired the incumbent providers of local telephone services in Anchorage, Juneau, Fairbanks and approximately 70 rural communities in Alaska, making it the largest provider of local telephone service in the state and the fifteenth largest provider of local exchange services in the United States. The Company also acquired on May 14, 1999 long distance operations primarily serving the Anchorage market and cellular and Internet services providing statewide coverage. The Company has unified its statewide branding under the ACS name. ACS Holdings is a wholly owned subsidiary of Alaska Communications Systems, Group, Inc.

        Prior to the completion of these acquisitions, ACS Holdings had no operations. Accordingly, the following discussion should be read in conjunction with the Company's consolidated financial statements and the related notes included herein.

        Today, ACS Holdings generates revenue through:

        -       the provision of local telephone services, including:

                - basic local service to retail customers within ACS Holdings's service areas,

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

RESULTS OF OPERATIONS

        The following unaudited table summarizes ACS Holdings' consolidated operations for the three and nine months ended September 30, 2000 and the three months ended September 30, 1999 and its combined operations for the nine months ended September 30, 1999. For the nine months ended September 30, 1999, the summary information represents the historical combined operating results of companies acquired on May 14, 1999 - prior to their ownership by ACS Holdings, from January 1, 1999 through May 14, 1999, plus the consolidated results of ACS Holdings from May 15, 1999 through September 30, 1999. Certain reclassifications have been made to the 1999 combined operations to conform to the current presentation of ACS Holdings' consolidated operations.

                                                                THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                        SEPTEMBER 30,
                                                         -------------------------------        ----------------------------
                                                             2000              1999                2000               1999
                                                         CONSOLIDATED       CONSOLIDATED        CONSOLIDATED        COMBINED
                                                         ------------       ------------        ------------        --------
                                                                  (in thousands)                         (in thousands)
Operating revenues
    Local telephone:
       Local network service                               $  22,133          $  23,527          $  69,752          $  70,238
       Network access revenue                                 21,779             26,352             79,835             77,706
       Directory advertising                                   8,146              6,737             23,005             20,386
       Deregulated revenue and other                           6,016              5,175             16,958             15,085
                                                           ---------          ---------          ---------          ---------
    Total local telephone                                     58,074             61,791            189,550            183,415
    Cellular                                                  10,947             10,153             29,657             25,925
    Interexchange network, data services and other             5,845              3,596             14,613             11,246
                                                           ---------          ---------          ---------          ---------
         Total operating revenues                             74,866             75,540            233,820            220,586

Operating expenses
    Local telephone                                           37,570             38,456            113,487            114,374
    Cellular                                                   5,913              5,821             17,684             17,067
    Interexchange network, data services and other             8,201              5,046             21,593             15,214
    Unusual charges                                            2,083                 --              2,083                 --
    Depreciation and amortization                             17,773             15,615             52,464             46,889
                                                           ---------          ---------          ---------          ---------
       Total operating expenses                               71,540             64,938            207,311            193,544
                                                           ---------          ---------          ---------          ---------

Operating income                                               3,326             10,602             26,509             27,042

Other income (expense):
    Interest expense                                         (15,815)           (14,796)           (46,452)           (26,761)
    Interest income and other                                  1,753                160              1,984              2,276
    Equity in earnings (loss) of investments                      --               (170)              (153)            (1,452)
                                                           ---------          ---------          ---------          ---------
       Total other expense                                   (14,062)           (14,806)           (44,621)           (25,937)
                                                           ---------          ---------          ---------          ---------

Income (loss) before income taxes                            (10,736)            (4,204)           (18,112)             1,105
Income tax benefit (expense)                                      20                174                154             (3,770)
                                                           ---------          ---------          ---------          ---------
Net income (loss)                                          $ (10,716)         $  (4,030)         $ (17,958)         $  (2,665)
                                                           =========          =========          =========          =========

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

        OPERATING REVENUES

        Operating revenues decreased $0.7 million, or 0.9% for the three months ended September 30, 2000 compared to the three months ended September 30, 1999. Local telephone revenues decreased while cellular and interexchange network, data services and other revenues increased compared to the prior three month period.

        Local Telephone

        Local telephone revenues, which consist of local network service, network access revenue, directory advertising and deregulated and other revenues, decreased $3.7 million, or 6.0%, for the three months ended September 30, 2000 compared to the three months ended September 30, 1999.

        The local network service component of local telephone revenues was $22.1 million during 2000 compared with $23.5 million during 1999. Revenue decreased $1.4 million, or 5.9%, despite growth in average total access lines in service of 3.5% and increased penetration of enhanced features. The net decrease was due primarily to charges for uncollectible accounts and increased market penetration of lower margin wholesale lines in the Anchorage market. The charges for uncollectible accounts recorded against local network service revenue in 2000 were $2.1 million in excess of those recorded during 1999, accounting for more than 100% of the decrease in local network service revenue. The charges for uncollectible accounts were approximately $1.7 million in excess of industry average collection rates. Collection processes have been improved and management expects that charges for uncollectible accounts will be in line with industry benchmarks going forward. Management also believes that the continued loss of market share experienced in the Anchorage market is attributable to below cost interconnection rates for unbundled network elements ("UNE's") currently in place. The Regulatory Commission of Alaska ("RCA") has recently approved arbitrated interconnection rates for UNE's for the Company's Fairbanks and Juneau markets which, in the opinion of management, are also below cost. See "Legal Proceedings" under Item 1 of Part II of this report for further discussion.

        Network access revenues decreased by $4.6 million, or 17.4%, from $26.4 million in 1999 to $21.8 million in 2000. Network access revenues were reduced by $3.6 million in the third quarter of 2000 to reflect the uncertainty of certain components of these revenues. The amounts being reserved relate to a complaint filed with the FCC during the third quarter alleging that certain of the Company's subsidiaries exceeded their federally authorized rates of return. See "Legal Proceedings" under Item 1 of Part II of this report for further discussion of this matter. An additional decrease of $1.0 million in network access revenues over the corresponding quarter of 1999 is due primarily to changes relating to cost allocation factors, rate base and expenses from period to period. Network access revenues are based on a regulated return on rate base and recovery of allowable expenses associated with the origination and termination of toll calls. Management expects that network access revenues will decline as a component of local telephone revenues for the foreseeable future.

        Directory advertising revenues increased by $1.4 million, or 20.9%, from $6.7 million in 1999 to $8.1 million in 2000. This growth corresponds with additional penetration for the current directory phone book cycle combined with the growth in average access lines in service during 2000 over 1999 from 320,508 during 1999 to 331,633 during 2000, or an increase of 3.5%.

        Deregulated and other revenues, which grew $0.8 million or 16.3% over 1999, consists principally of billing and collection services, space and power rents, deregulated equipment sales, paystation revenues and other miscellaneous telephone revenues. The revenue increase was due primarily to increased sales of deregulated equipment during 2000.

        Cellular

        Cellular revenues increased $0.8 million, or 7.8%, to $10.9 million for the three months ended September 30, 2000 compared to $10.1 million for the three months ended September 30, 1999. This growth in revenue is due to growth in average cellular subscribers to 73,395 during the quarter ended

September 30, 2000 from 70,217 during 1999, or 4.5%, and an increase in average revenue per unit from $48.20 in 1999 to $49.72 in 2000. The increase in average revenue per unit is due to the introduction of new statewide and national pricing programs and the benefits of the digital upgrade completed in the first quarter of 2000.

        Interexchange Network, Data Services and Other

        Interexchange network, data services and other revenues include principally long distance, data transmission and Internet services revenues. These revenues increased from $3.6 million in 1999 to $5.8 million in 2000 -- an increase of $2.2 million, or 62.5%. Long distance revenues increased from $2.4 million in 1999 to $3.0 million in 2000 due to increases in long distance minutes of use and increases in circuit rent revenues. Internet revenues also increased $1.4 million due to the revenues of IAI, which was acquired in June 2000.

        OPERATING EXPENSES

        Operating expenses increased $6.6 million, or 10.2%, from $64.9 million for the three months ended September 30, 1999 to $71.5 million for the three months ended September 30, 2000.

        Local Telephone

        The components of local telephone expense are plant specific operations, plant non-specific operations, customer operations, corporate operations and property and other operating tax expense. Depreciation and amortization associated with the operation of the local telephone segment is included in total depreciation and amortization. Local telephone expenses decreased from $38.5 million for the three months ended September 30, 1999 to $37.6 million for the three months ended September 30, 2000 - a decrease of $0.9 million, or 2.3%. As a percent of local telephone revenue, local telephone expense was 64.7% for the quarter ended September 30, 2000 compared to 62.2% for the quarter ended September 30, 1999. This change in local telephone expense as a percentage of local telephone revenue is primarily attributable to the $2.1 million in charges for uncollectible accounts recorded against revenue during the third quarter of 2000 in excess of those recorded during 1999, as previously discussed. During the third quarter of 2000, ACS Holdings also incurred $1.1 million of local telephone expense associated with interconnection proceedings with competitive local exchange carriers for which comparable costs were not incurred during the corresponding quarter of 1999. Management expects to incur additional costs associated with interconnection proceedings in the future.

        Cellular

        Cellular expenses remained flat for the three months ended September 30, 2000 compared to the three months ended September 30, 1999. As a percentage of revenue, cellular expenses decreased from 57.3% for 1999 to 54.0% for 2000.

        Interexchange Network, Data Services and Other

        Interexchange network, data services and other expenses increased by $3.2 million, or 62.5%, but was consistent as a percentage of revenue during the three months ended September 30, 2000 and 1999 at 140.3%. The increase in interexchange network, data services and other was the result of additional circuit and other costs associated with developing the Company's statewide network and Internet infrastructure and increases in minutes of use for long distance as discussed above. Internet expenses also increased $1.9 million due to the expenses of IAI, which was acquired in June 2000.

        Unusual charges

        During the quarter ended September 30, 2000, ACS Holdings recorded $2.1 million of unusual charges, consisting of the write-off of approximately $1.5 million of costs related to the attempted acquisition of Matanuska Telephone Association and $0.6 million of severance cost related to a reduction in workforce of approximately 100 personnel. The reduction in workforce, along with other cost structure improvements, is expected to result in annual expense reductions totaling approximately $10 million, beginning with the fourth quarter of 2000.

        Depreciation and Amortization

        Depreciation and amortization expense increased $2.2 million, or 13.8%, due principally to increases in plant in service for the three months ended September 30, 2000 over the corresponding period of 1999.

        INTEREST EXPENSE

        Interest expense increased $1.0 million, or 6.9%, for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. The increase is due to higher interest rates for the variable rate components of debt in 2000 compared to 1999.

        INCOME TAXES

        ACS Holdings has fully reserved the income tax benefit resulting from the consolidated losses incurred since May 14, 1999 - the date of the acquisition of substantially all of its operations.

        NET INCOME (LOSS)

        The increase in the net loss is primarily a result of the factors discussed above.


NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

        OPERATING REVENUES

        Operating revenues increased $13.2 million, or 6.0% for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. Local telephone, cellular and interexchange network, data services and other revenues all increased compared to the prior nine month period.

        Local Telephone

        Local telephone revenues, which consist of local network service, network access revenue, directory advertising and deregulated and other revenues, increased $ 6.1 million, or 3.3%, for the nine months ended September 30, 2000 compared to the same period in 1999.

        The local network service component of local telephone revenues was $69.8 million during 2000 compared with $70.2 million during 1999. Revenue decreased $0.4 million or 0.7% over the prior year, despite growth in average total access lines in service of 4.7% and increased penetration of enhanced features. The net decrease was due primarily to charges for uncollectible accounts and increased market penetration of lower margin wholesale lines in the Anchorage market. The charges for uncollectible accounts recorded against local network service revenue in 2000 were $2.9 million in excess of those recorded during 1999, accounting for more than 100% of the decrease in local network service revenue. The charges for uncollectible accounts were also approximately $1.6 million in excess of industry average collection rates. Collection processes have been improved and management expects that charges for uncollectible accounts will be in line with industry benchmarks going forward. Management also believes that the continued loss of market share experienced in the Anchorage market is attributable to below cost interconnection rates for UNE's currently in place. The RCA has recently approved arbitrated interconnection rates for UNE's for the Company's Fairbanks and Juneau markets which, in the opinion of management, are also below cost. See "Legal Proceedings" under Item 1 of Part II of this report for further discussion.

        Network access revenues increased by $2.1 million, or 2.7%, from $77.7 million in 1999 to $79.8 million in 2000. Network access revenues were reduced by $3.6 million in the third quarter of 2000 to reflect the uncertainty of certain components of these revenues. The amounts being reserved relate to a complaint filed with the FCC during the third quarter alleging that certain of the Company's subsidiaries exceeded their federally authorized rates of return. See "Legal Proceedings" under Item 1 of Part II of this report for further discussion of this matter. Network access revenues are based on a regulated return on rate base and recovery of allowable expenses associated with the origination and termination of toll calls. The increase in telephone access revenues over the corresponding period in 1999 is due primarily to changes relating to cost allocation factors, rate base and expenses from period to period. Management expects that network access revenues will decline as a component of local telephone revenues for the foreseeable future.

        Directory advertising revenues increased by $2.6 million, or 12.8%, from $20.4 million in 1999 to $23.0 million in 2000. This growth corresponds with the growth in average access lines in service during 2000 over 1999 from 314,061 during 1999 to 328,846 during 2000, or an increase of 4.7%, combined with additional penetration for the current directory phone book cycle.

        Deregulated and other revenues, which grew $1.9 million, or 12.4% over 1999, consists principally of billing and collection services, space and power rents, deregulated equipment sales, paystation revenues and other miscellaneous telephone revenues. The revenue increase was due primarily to increased deregulated equipment sales in 2000.

        Cellular

        Cellular revenues increased $3.7 million, or 14.4%, to $29.7 million for the nine months ended September 30, 2000 compared to $25.9 million for the nine months ended September 30, 1999. This growth in revenue is due to growth in average cellular subscribers to 73,132 in 2000 from 68,712 in 1999, or 6.4%, and an increase in average revenue per unit from $41.92 in 1999 to $45.06 in 2000. The increase in average revenue per unit is due to the introduction of new statewide and national pricing programs and the benefits of the digital upgrade completed in the first quarter of 2000.

        Interexchange Network, Data Services and Other

        Interexchange network, data services and other revenues include principally long distance, data transmission and Internet services revenues. These revenues increased from $11.2 million in 1999 to $14.6 million in 2000 - an increase of $3.4 million, or 29.9%. Long distance revenues increased from $7.4 million in 1999 to $8.5 million in 2000 due to increases in long distance minutes of use from 51.3 million to 56.8 million and increases in circuit rent revenues. Internet revenues also increased $1.7 million due to the additional revenues from IAI, which was acquired in June of 2000, and wireless cable revenues increased $0.9 million due to the additional revenues from ACSTV, which was not consolidated during the third quarter of 1999.

OPERATING EXPENSES

        Operating expenses increased $13.8 million, or 7.1%, from $193.5 million for the nine months ended September 30, 1999 to $207.3 million for the nine months ended September 30, 2000.

        Local Telephone

        The components of local telephone expense are plant specific operations, plant non-specific operations, customer operations, corporate operations and property and other operating tax expense. Depreciation and amortization associated with the operation of the local telephone segment is included in total depreciation and amortization. Local telephone expenses decreased from $114.4 million for the nine months ended September 30, 1999 to $113.5 million for the nine months ended September 30, 2000 - a decrease of $0.9 million or 0.8%. As a percentage of revenue, local telephone expense decreased from 62.4% for 1999 to 59.9% for 2000. This change in local telephone expense as a percentage of local telephone revenue improved despite approximately $2.9 million in charges for uncollectible accounts recorded against revenues during 2000 in excess of those recorded during 1999, as previously discussed. During the nine months of 2000, ACS Holdings also incurred $1.1 million of local telephone expense associated with interconnection proceedings with competitive local exchange carriers for which comparable costs were not incurred during the corresponding nine months of 1999. Management expects to incur additional costs associated with interconnection proceedings in the future.

        Cellular

        Cellular expenses increased $0.6 million, or 3.6%, for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. Cellular expense was 65.8% of cellular revenues for 1999 and 59.6% of cellular revenues for 2000.

        Interexchange Network, Data Services and Other

        Interexchange network, data services and other expenses increased by $6.4 million, or 41.9%, and increased as a percentage of revenue from 135.3% in 1999 to 147.8% in 2000. The increase in interexchange network, data services and other was the result of additional circuit and other costs associated with developing the Company's statewide network and Internet infrastructure, the rollout of ADSL Internet service and increases in minutes of use for long distance as discussed above. Internet expenses also increased $2.2 million due to the additional expenses from IAI, which was acquired in June of 2000, and wireless cable expenses increased $1.0 million due to the acquisition of ACSTV, the operations of which were not consolidated during the nine months ended September 30, 1999.

        Unusual charges

        During the nine months ended September 30, 2000, ACS Holdings recorded $2.1 million of unusual charges, consisting of the write-off of approximately $1.5 million of costs related to the attempted acquisition of Matanuska Telephone Association and $0.6 million severance cost related to a reduction in workforce of approximately 100 personnel. The reduction in workforce, along with other cost structure improvements, is expected to result in annual expense reductions totaling approximately $10 million, beginning with the fourth quarter of 2000.

        Depreciation and Amortization

        Depreciation and amortization expense increased $5.6 million, or 11.9%, due principally to increases in plant in service for the nine months ended September 30, 2000 over the corresponding period of 1999.

        INTEREST EXPENSE

        Interest expense increased $19.7 million, or 73.6%, for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. This increase is due to $591.7 million of debt incurred by ACS Holdings in connection with the acquisitions on May 14, 1999 of substantially all of its operations.

        INCOME TAXES

        ACS Holdings has fully reserved the income tax benefit resulting from the consolidated losses it has incurred since May 14, 1999 - the date of the acquisition of substantially all of its operations. Income taxes reflected in the combined financial statements are substantially those of the predecessor entities.

        NET INCOME

        The decrease in net income is primarily a result of the factors discussed above and, in particular, the increase in interest expense of $19.7 million as a result of the financing of the acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

        ACS Holdings has satisfied its operational and capital cash requirements primarily through internally generated funds, the sale of stock and debt financing. At September 30, 2000, the Company had approximately $84.0 million in working capital, with approximately $83.6 million in cash and cash equivalents. As of September 30, 2000 the Company had $75.0 million of remaining capacity under its revolving credit facility, representing 100% of available capacity.

        The Company has a $435.0 million bank credit agreement ("senior credit facility") and $150.0 million in 9.375% senior subordinated notes due 2009, representing substantially all of the Company's long-term debt of $601.1 million as of September 30, 2000. In addition, $17.3 in senior discount debentures are recorded at ACS Group and are collateralized by substantially all assets of the Company. Interest on ACS Group's senior discount debentures and ACS Holdings' senior subordinated notes is payable semiannually. Interest on borrowings under the senior credit facility is payable monthly, quarterly or semi-annually at the Company's option. The senior credit facility requires annual principal payments commencing on May 14, 2002.

        The Company employs an interest rate hedge transaction which fixes at 5.99% the underlying variable rate on one-half of the borrowings under the senior credit facility, or $217.5 million, expiring in June 2002. The underlying variable rate for the senior credit facility is based on the London Interbank Offer Rate ("LIBOR"), which is adjusted at each monthly, quarterly or semi-annual rollover date.

        The local telephone network requires the timely maintenance of plant and infrastructure. ACS Holdings' local network is of high quality and is technically advanced and will have relatively predictable annual capital needs. The Company's historical capital expenditures have been significant. The construction and geographic expansion of ACS Holdings' cellular network required a substantial amount of capital. The implementation of the Company's interexchange network and data services strategy is also capital intensive. In 1999 the Company purchased fiber capacity for $19.5 million, which was funded with monies borrowed to finance the acquisition of substantially all of its operations. The Company has also agreed to purchase additional fiber capacity for $19.5 million in the first quarter of 2001. ACS Holdings anticipates total capital expenditures of approximately $65.0 million to $75.0 million in 2000. Capital expenditures for the first nine months of 2000 were $48.1 million, including $3.2 million in capital leases. The Company intends to fund its capital expenditures with cash on hand, through internally generated cash flows, and if necessary, through additional borrowings under the revolving credit facility.

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

        On June 16, 2000, ACS Holdings acquired for an undisclosed amount all outstanding shares of IAI, an Internet service provider with over 25,000 customers in Alaska. The acquisition was funded entirely with cash on hand.

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

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        The Company is involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business. The Company believes that the disposition of claims currently pending under these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

        The Company's incumbent local exchange carriers ("ILECS") in the Anchorage, Fairbanks, and Juneau markets have received additional requests for interconnection under section 251 of the Telecommunications Act of 1996 ("1996 Act"), as well as requests for arbitration or to "pick and choose" provisions of existing interconnection agreements under section 252 of the 1996 Act. The Company expects that additional such requests will be received over time in the future as additional entities seek to enter these markets.

        As previously reported, ALLTEL Publishing Corporation has initiated litigation alleging improper termination of certain directory publishing contracts. Following various discovery proceedings in August and September 2000, ALLTEL filed a second amended complaint on October 10, 2000, alleging new facts in connection with its cause of action. Based upon this revised complaint, ACS Holdings tendered the defense of this proceeding to CenturyTel ("CTE") on October 19, 2000, under the terms of the August 14, 1998 acquisition agreement between CTE and ACS Holdings (then ALEC Acquisition Corp.). On October 23, 2000, CTE declined to assume the defense of the proceeding. The Company is currently reviewing the amended complaint and the CTE response, but cannot predict the future course or outcome of this proceeding at this time. Trial remains scheduled for January, 2001.

        On August 24, 2000, General Communication, Inc. ("GCI"), filed a formal complaint with the FCC under various provisions of the Communications Act of 1934 (as amended), alleging that certain of the Company's subsidiaries exceeded their federally authorized rates of return related to the 1997-1998 monitoring period. The principle issue raised in the complaint focuses on the proper jurisdictional recognition (federal versus state) of minutes of use associated with Internet service provider traffic. The final FCC disposition of the complaint is expected to occur in January 2001. The Company believes it has adhered to applicable legal requirements and is actively defending the complaint, but cannot predict the ultimate outcome of the proceedings.

        On September 5, 2000, the RCA issued orders largely ratifying the findings of the arbiter in the Fairbanks and Juneau interconnection arbitration proceedings involving the Company and GCI. On September 25, 2000, ACS Holdings filed protective appeals in the state Superior Court and in the Federal District Court for the District of Alaska, alleging various errors in the Commission orders. On October 5, 2000, the RCA issued final orders affirming the interconnection agreements arbitrated in these proceedings. On October 20, 2000, ACS Holdings filed a petition for reconsideration with the RCA, seeking Commission review and redetermination of specific elements in its final order. The RCA may, but is not required, to reconsider its prior rulings, in whole or in part, and the Commission's disposition of this petition cannot be predicted.

        The Company previously reported on the decision of the United States Court of Appeals for the Eighth Circuit in the case of Iowa Utilities Board, et al. v. Federal Communications Commission (Case No. 96-3321 and consolidated cases ("Iowa II"). On September 22, 2000, the Eighth Circuit suspended that portion of its decision which had vacated the FCC pricing rule relating to forward looking economic cost measurement based upon the most efficient technology currently available and the lowest cost network configuration (set out at 47 C.F.R. Section 51.505(b)(1)). This suspension was ordered by the Court to permit parties to the proceeding to seek review of its Iowa II decision by the U.S. Supreme Court. The Eighth Circuit did not suspend other portions of its decision, including those portions vacating certain FCC rules purporting to address the "rural exemption" provisions of 47 U.S.C. Section 251(f)(1). The Company instituted previously reported litigation in the State Superior Court in 1999 against the RCA, alleging generally that the rural exemption had been improperly terminated with respect to the Fairbanks and Juneau markets. The

Company is currently reviewing the effects of the recent Eighth Circuit suspension order, but has made no decision with respect to further courses of action in that litigation.

        On October 26, 2000, the Federal Communication Commission granted the petition of a subsidiary of ACS Holdings, ACS of Anchorage (previously filed under the name of ATU), seeking a waiver of certain federal access charge rules. The effect of the waiver is to permit ACS of Anchorage pricing flexibility through the ability to offer term and volume discount pricing in connection with its switched access services. The FCC waiver was granted, in part, upon findings concerning the level of competition in the Anchorage marketplace, as demonstrated in the record of the proceedings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

        NONE.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        NONE.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

        NONE.

ITEM 5. OTHER INFORMATION.

        NONE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS:


EXHIBIT NO.     DESCRIPTION
-----------     -----------
   27.1         Financial Data Schedule

(b) REPORTS ON FORM 8-K:

        No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.





Date: November 9, 2000              ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.



                                            /s/  Kevin P. Hemenway
                                            ------------------------------------
                                            Kevin P. Hemenway
                                            Senior Vice President and
                                            Chief Financial Officer
                                            (signing both in his capacity as
                                            Senior Vice President on behalf of
                                            the Registrant and as Chief
                                            Financial Officer of the Registrant)