Form 10-K
period 2000-12-31
ALASKA COMMUNICATIONS SYSTEMS HOLDINGS INC
filed 2001-03-14
CIK 1089510

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [FEE REQUIRED]

                        For the fiscal year ended December 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF
    1934 [NO FEE REQUIRED]

                        For the transition period from to

                        COMMISSION FILE NUMBER 000-28167

                                 ---------------

                  ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                91-1921377
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation or organization)

         510 L STREET, SUITE 500                            99501
            ANCHORAGE, ALASKA                            (Zip Code)
 (Address of principal executive offices)

                                 (907) 297-3000
              (Registrant's telephone number, including area code)

                                 ---------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS                    NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------                    -----------------------------------------
      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

TITLE OF EACH CLASS
-------------------
      None

                                 ---------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ] (Not Applicable)

    State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) (Not Applicable)

                       DOCUMENTS INCORPORATED BY REFERENCE

    Portions of Alaska Communications Systems Group, Inc.'s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for the registrant's 2001 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

                  ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.


                           ANNUAL REPORT ON FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 2000



                                                                               PAGE
PART I

ITEM 1.        BUSINESS                                                          2
ITEM 2.        PROPERTIES                                                       24
ITEM 3.        LEGAL PROCEEDINGS                                                24
ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              25

PART II

ITEM 5.        MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
               RELATED STOCKHOLDER MATTERS                                      26
ITEM 6.        SELECTED FINANCIAL DATA                                          27
ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                              33
ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK       45
ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                      46
ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE                              46

PART III

ITEM 10.       EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT               47
ITEM 11.       EXECUTIVE COMPENSATION                                           49
ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT                                                       49
ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                   49

PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
               FORM 8-K                                                         50

SIGNATURES                                                                      52

INDEX TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS                         F-1

                                     PART I


ITEM 1. BUSINESS


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

        Investors should also be aware that while Alaska Communications Systems Holdings, Inc. ("ACS Holdings" or the "Company") does, at various times, communicate with securities analysts, it is against the Company's policy to disclose to them any material non-public information or other confidential information. Accordingly, shareholders should not assume that ACS Holdings agrees with any statement or report issued by an analyst irrespective of the content of the statement or report. To the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not the responsibility of ACS Holdings.


INTRODUCTION

        ACS Holdings is a wholly owned subsidiary of Alaska Communications Systems Group, Inc. ("ACS Group"). ACS Holdings was formed in 1998 by Fox Paine & Company, members of the former senior management team of Pacific Telecom, and other experienced telecommunications industry executives. In May 1999, the Company acquired Century Telephone Enterprises, Inc.'s Alaska properties ("CenturyTel's Alaska Properties") and Anchorage Telephone Utility or ATU (collectively the "Predecessor Entities"). CenturyTel's Alaska Properties were the incumbent provider of local telephone services in Juneau, Fairbanks and more than 70 rural communities in Alaska and provided Internet services to customers statewide. CenturyTel's Alaska Properties included ACS of Fairbanks, Inc., ACS of Alaska, Inc., and ACS of the Northland, Inc. ATU was the largest local exchange carrier ("LEC") in Alaska and provided local telephone and long distance services primarily in Anchorage and cellular services statewide. ATU provided long distance services through ATU Long Distance, Inc. and cellular services through MACtel, Inc. These companies are now known as ACS of Anchorage, Inc., ACS Long Distance, Inc. and ACS Wireless, Inc.

        The financial statements for the ACS Holdings represent the operations of the following entities:

           -   Alaska Communications Systems Holdings, Inc.

           - ACS of Alaska, Inc. ("ACSAK") (formerly Telephone Utilities of Alaska, Inc.)

           - ACS of the Northland, Inc. ("ACSN") (formerly Telephone Utilities of the Northland, Inc.)

           - ACS of Fairbanks, Inc. ("ACSF") (formerly PTI Communications of Alaska, Inc.)

           - ACS of Anchorage, Inc. ("ACSA") (formerly Alaska Communications Systems, Inc.)

           -   ACS Wireless, Inc. ("ACSW") (formerly MACtel, Inc.)

           -   ACS Long Distance, Inc. ("ACSLD") (formerly ATU Long Distance,
               Inc.)

           - ACS Television, L.L.C. ("ACSTV") (formerly Alaskan Choice Television, L.L.C.)

           -   ACS Internet, Inc. ("ACSI") (formerly PTINet, Inc.)

           -   Internet Alaska, Inc. ("IAI")

        ACS Holdings is the leading diversified, facilities-based telecommunications provider in Alaska, offering local telephone, cellular, long distance, data and Internet services to business and residential customers throughout the state. ACS Holdings is the only telecommunications provider in Alaska using its own network facilities to provide full service end-to-end communications to its customers.

        At various times, ACS Holdings evaluates opportunities for establishing or acquiring other telecommunications businesses through acquisitions or otherwise in Alaska and elsewhere in the United States, and may make investments in such businesses in the future. ACS Holdings has focused its attention on local telephone, cellular, interexchange network and data services, and Internet businesses.

        LOCAL TELEPHONE. With almost 330,000 access lines, representing approximately 70% of the access lines in Alaska, ACS Holdings is the largest LEC in Alaska and the 14th largest in the U.S. The Company provides service to all of the state's major population centers, including Anchorage, Juneau and Fairbanks.

        CELLULAR. ACS Holdings is the largest and only statewide provider of cellular services in Alaska, currently serving approximately 76,000 subscribers. Its cellular network covers over 460,000 residents, including all major population centers and highway corridors. The Company recently upgraded its network to be fully digital in substantially all of its service areas.

        INTERNET. ACS Holdings is the second largest provider of Internet access services in Alaska with over 45,000 customers. ACS Holdings offers dedicated and dial-up Internet access and digital subscriber line, or DSL, Internet access to its customers.

        INTEREXCHANGE NETWORK AND OTHER

        Wireless cable television. Long-distance. ACS Holdings provides long distance and other interexchange services to over 57,000 customers in Alaska. ACS Holdings has migrated long distance traffic on main routes from leased circuits onto its own network infrastructure.

        Wireless cable television. ACS Holdings provides wireless cable television services in the Fairbanks and Anchorage service areas. ACS Holdings is evaluating opportunities to expand its offering of wireless cable television services.


PRODUCTS, SERVICES AND REVENUE SOURCES

        ACS Holdings offers a broad portfolio of telecommunications services to residential and business customers in its markets. The Company's service offerings are locally managed to better serve the needs of each community. The Company believes that, as the communications marketplace continues to converge and competition continues to enter the market, the ability to offer an integrated package of communications products will provide a distinct competitive advantage, as well as increase customer loyalty, and thereby decrease customer turnover. The Company complements its local telephone services by actively marketing its cellular, Internet, and interexchange network and other service offerings.

        Profit or loss and total assets for each of the Company's segments is disclosed in Note 13 "Business Segments" of the Alaska Communications Systems Holdings, Inc. Consolidated Financial Statements. The following table sets forth the components of ACS Holdings' consolidated revenues for the year ended December 31, 2000 and pro forma combined revenues for the years ended December 31, 1999 and 1998 (dollars in millions):

                                                        REVENUE FOR THE YEAR ENDED DECEMBER 31,
                                         ---------------------------------------------------------------------
                                                2000                     1999                     1998
                                            CONSOLIDATED               COMBINED                 COMBINED
                                         -------------------      -------------------      -------------------
                                         AMOUNT      PERCENT      AMOUNT      PERCENT      AMOUNT      PERCENT
                                         ------      -------      ------      -------      ------      -------
Revenue by Source:
    Local network service                $ 92.4        29.5%      $ 94.5        31.5%      $ 93.1        33.1%
    Network access                        105.2        33.6        105.3        35.1         98.6        35.0
    Directory advertising                  32.0        10.2         27.9         9.3         26.5         9.4
    Deregulated and other revenue          21.8         7.0         21.2         7.1         19.6         7.0
                                         ------      ------       ------      ------       ------      ------
       Local telephone                    251.4        80.3        248.9        83.0        237.8        84.4
    Cellular                               39.5        12.6         36.1        12.0         31.8        11.3
    Internet                                9.2         2.9          4.9         1.6          5.2         1.8
    Interexchange network and other        12.9         4.1         10.0         3.3          6.8         2.4
                                         ------      ------       ------      ------       ------      ------
       Total                             $313.0       100.0%      $299.9       100.0%      $281.6       100.0%
                                         ======      ======       ======      ======       ======      ======

        LOCAL TELEPHONE

        The Company provides local telephone service through its four LECs. Local telephone revenue consist of local network service, network access, directory advertising, and deregulated and other revenue, each of which is described below.

        Local Network Service

        Basic Local Network Service. Basic local network service enables customers to originate and receive telephone calls within a defined "exchange" area. The Company provides basic local services on a retail basis to residential and business customers, generally for a fixed monthly charge. The maximum amount that can be charged to a customer for basic local services is determined by rate proceedings involving the Regulatory Commission of Alaska ("RCA"). The Company charges business customers higher rates to recover a portion of the costs of providing local service to residential customers as is customary in the industry. On average, U.S. business rates for basic local services have been over two times the rates of residential customers. Basic local service also includes non-recurring charges to customers for the installation of new products and services and recurring charges for enhanced features such as call waiting and caller ID.

        At December 31, 2000, approximately 56% of ACS Holdings' retail access lines served residential customers, while 44% served business customers. Currently, monthly charges for basic local service for residential customers range from $9.42 to $16.30 in ACS Holdings' service areas compared to the national average for urban areas of $13.84. Monthly charges for business customers range from $17.65 to $26.05 in ACS Holdings' service areas compared to the national average for urban areas of $34.31.

        The table below sets forth the annual growth in access lines for ACS Holdings and its Predecessor Entities from December 31, 1996 to December 31, 2000. The number of access lines shown for 1997 includes approximately 37,000 access lines that were acquired by CenturyTel's Alaska Properties as part of its acquisition of the City of Fairbanks Telephone Operation in October 1997. The number of access lines shown represents all revenue producing access lines connected to both retail and wholesale customers.

                                                                 AS OF DECEMBER 31,
                                        ----------------------------------------------------------  --------
                                          2000           1999           1998           1997           1996
                                        --------       --------       --------       --------       --------
Retail access lines                      272,936        281,726        266,704        275,549        237,721
Wholesale access lines                    17,303         15,680         13,010          5,106             --
Unbundled network elements                39,221         28,202         20,680          2,700             --
                                        --------       --------       --------       --------       --------
Total Local Telephone Access Lines       329,460        325,608        300,394        283,355        237,721
Percentage Growth                            1.2%           8.4%           6.0%          19.2%           5.4%

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

        Management believes that future access line growth is dependent on among other things, the economic outlook in Alaska and the United States, the impact of technology on line demand and population growth in the Company's serving areas.

        Competitive Local Network Service. The Company also provides interconnection through wholesale access to its basic local service and through leasing unbundled network elements ("UNEs") to its competitors as required by the Telecommunications Act of 1996 (the "1996 Act"). Revenues for these services are included in local network service revenues. The Company currently provides 56,524 lines to competitors in the Anchorage service area on either a wholesale or UNE basis. UNE rates in Anchorage are currently $13.85, which, in the opinion of management, is below the Company's forward looking and embedded cost. The RCA has lifted the Company's rural exemption for the Fairbanks and Juneau serving areas and awarded interconnection rates to a competitor on a UNE basis of $19.19 and $16.71, respectively, which the Company also believes to be below its cost. As of March 8, 2001, no facilities have been provided to competitors on a wholesale or UNE basis in Fairbanks or Juneau. See "Business -- Regulation" for further discussion of regulatory matters including interconnection under the 1996 Act.

        While there is some seasonality, operating results for local telephone services are not materially impacted by seasonal factors.

        Network Access

        Network access services arise in connection with the origination and termination of long distance, or toll, calls and typically involve more than one company in the provision of such long distance service on an end-to-end basis. Since toll calls are generally billed to the customer originating the call, a mechanism is required to compensate each company providing services relating to the call. This mechanism is the access charge, which the Company bills to each interexchange carrier for the use of its facilities to access the customer. The Company also receives universal service revenue, which it includes in its reported network access revenue. These components of network access revenue are described below.

        Intrastate Access Charges. ACS Holdings generates intrastate access revenue when an intrastate long distance call that involves an ACS Holdings LEC and an interexchange carrier is originated and terminated within the same state. The interexchange carrier pays the Company an intrastate access payment for either terminating or originating the call. The Company records the details of the call through its carrier access billing system and receives the access payment from the interexchange carrier. The company also provides billing and collection ("B&C") services for interexchange carriers through negotiated B&C agreements for certain types of toll calls placed by the Company's local customers. ACS Holdings' LECs in competitive areas are under their own stand-alone tariffs for intrastate access. In non-competitive areas, ACS Holdings' LECs participate in a statewide tariff and access charge pooling arrangement that is administered by the Alaska Exchange Carriers Association ("AECA"). The access charge for ACS Holdings' intrastate service is regulated by the RCA.

        Interstate Access Charges. ACS Holdings generates interstate access revenue when an interstate long distance call is originated from an Alaskan local calling area served by an ACS Holdings' LEC and is terminated in a local calling area in another state, and vice versa. The Company bills interstate access charges in a manner similar to intrastate access charges. However, interstate access charges are regulated by the Federal Communications Commission ("FCC") rather than the RCA. ACS Holdings' LECs participate in a nationwide tariff and access charge pooling arrangement that is administered by the National Exchange Carrier Association ("NECA") for all ACS Holdings LECs except ACSA. ACSA participates in the NECA common line tariff, but has its own interstate access tariff for traffic sensitive and special access services.

        Universal Service Revenue. Universal service revenue supplements the amount of local service revenue the Company receives to ensure that basic local service rates for customers in high cost rural areas are not significantly higher than rates charged in lower cost urban and suburban areas. The 1996 Act prescribed new standards applicable to universal service, including mechanisms for defining the types of services to be provided as part of a universal service program, specific goals or criteria applicable to universal service programs, new qualifications for receipt of universal service funding and new requirements for contributions to universal service funding. The FCC, in conjunction with a federal-state joint board composed of FCC and state commission members, has been working since passage of the 1996 Act to implement these new statutory provisions. The FCC has chosen to address universal service matters, initially for non-rural telephone companies, and subsequently for rural telephone companies. New cost-identification models for non-rural local carriers were adopted effective on January 1, 2000. New rules for rural telephone companies, applicable to all ACS Holdings LEC operations except ACSA, have been proposed to the FCC by the Joint Board. If these rules are adopted in 2001, they are unlikely to have a material impact on ACS Holdings' revenue.

        Operating results for network access services are not materially impacted by seasonal factors.

        Directory Advertising

        Directory advertising revenues are derived by ACS Holdings principally from yellow pages advertising in the local telephone books of each of the Company's local exchange service areas. The Company provides this service under a contractual arrangement with a directory publishing company. Directory advertising is billed in conjunction with local telephone service. ACS Holdings competes for directory advertising services in substantially all of its service areas.

        Deregulated and Other Revenue

        Deregulated and other revenues consist of B&C contracts, space and power rents, pay telephone service, customer premise equipment sales, and other miscellaneous revenues generated by the Company's LECs. ACS Holdings seeks to capitalize on its local presence and network infrastructure by offering these additional services to customers and interexchange carriers.

        CELLULAR

        ACS Holdings' cellular business is currently managed separately from its LEC business and is subject to a different regulatory framework and cost structure. Cellular services are provided statewide under the ACS Wireless and MACtel brand names. The primary sources of cellular revenue include subscriber access charges, airtime usage, toll charges, connection fees, roaming revenues, and enhanced features, such as caller ID and call waiting. A subscriber may purchase services separately or may purchase rate plans that package these services in different ways to fit different calling patterns and desired features.

        The table below sets forth the annual growth in the number of cellular subscribers served and total covered population for ACS Holdings and its Predecessor Entities from December 31, 1996 to December 31, 2000.

                                                         AS OF DECEMBER 31,
                                  ---------------------------------------------------------------
                                   2000          1999          1998          1997          1996
                                  -------       -------       -------       -------       -------
Estimated covered population      462,057       460,802       460,162       453,361       353,674
Ending subscribers                 75,933        73,068        66,572        55,131        39,329
Ending penetration                   16.4%         15.9%         14.5%         12.2%         11.1%

        Although ACS Holdings has achieved cellular penetration rates of 17% in Anchorage and Fairbanks, and 21% in Kenai, penetration rates in the Company's other service areas are significantly lower. Management believes there are opportunities to improve the penetration rates of its cellular operations in Juneau. Management also believes that the market for cellular services will continue to grow with the expansion of the cellular industry as a whole.

        ACS Holdings also owns 10 megahertz E Block PCS licenses covering Anchorage, Juneau and Fairbanks, which were purchased by CenturyTel's Alaska Properties in 1997. Management is analyzing the build out of these licenses and technical alternatives for using this spectrum to enhance the Company's service offerings in its overall business.

        Cellular revenue declines in the winter months and increases in the summer months due to Alaska's northern latitude and the wide swing in available daylight. However, operating results for cellular services are not materially impacted by seasonal factors.

        INTERNET

        ACS Holdings provides Internet access services to approximately 45,000 customers at December 31, 2000. In order to offer Internet access, the Company provides local dial-up telephone numbers for its customers. ACS Holdings also offers high speed DSL. These local dial-up numbers and dedicated DSL connections allow customers access, through a modem connection on their computer, to a series of computer servers ACS Holdings owns and maintains. These servers allow customers to access their e-mail accounts and to be routed to local access points that connect customers to the Internet. ACS Holdings charges customers either a flat rate for unlimited Internet usage or a usage sensitive rate, which, in either case, is billed on customers' local telephone bill.

        Operating results for Internet access services are not materially impacted by seasonal factors.

        INTEREXCHANGE NETWORK AND OTHER

        Long Distance Services. ACS Holdings' predecessors began offering long distance services on a resale basis in October 1997, primarily in Anchorage. The Company currently has approximately 57,000 long distance customers and less than 5% of total long distance revenues in Alaska. Before August 1998, CenturyTel's Alaska Properties were precluded from entering the long distance business by a non-competition agreement with AT&T Alascom which was signed when Pacific Telecom sold Alascom, Inc. to AT&T in 1995. To date, ACS Holdings' long distance operations have generated significant operating losses. The Company is evaluating its long distance strategy.

        In April 1999, ACS Holdings entered into a settlement agreement with General Communication, Inc. ("GCI") under which the Company agreed to enter into a number of new business arrangements and to settle a number of outstanding disputes, including GCI's opposition to ACS Holdings' acquisitions of CenturyTel's Alaska Properties and ATU. As part of this agreement and to support other aspects of the Company's business strategy, ACS Holdings purchased from GCI $19.5 million of fiber capacity for high-speed links within Alaska and for termination of traffic in the lower 49 states. Subsequently, the Company entered into an amendment to the purchase agreement with GCI, whereby, among other things, ACS Holdings agreed to purchase additional capacity for $19.5 million. The Company fulfilled this commitment to purchase additional capacity on January 12, 2001.

        ACS Holdings is subject to numerous conditions imposed by the RCA and, to a lesser degree, by the FCC on the manner in which the Company conducts its long distance operations. The restrictions are intended to prohibit cross-subsidization from the regulated LEC to the long distance affiliate and discrimination against other long distance providers in favor of a LEC's long distance affiliate. Among the conditions applied to ACS Holdings' long distance affiliates are those which:

        - require the Company to hold all books and records, management, employees and administrative services separate, except that services may be provided among affiliates through arm's length affiliated interest agreements,

        - prohibit ACSAK, ACSN and ACSF properties from bundling local and long distance services until competition develops in their local markets and

        - prevent the Company from joint ownership of telephone transmission or switching facilities with the LEC and from using the LEC's assets as collateral for its own indebtedness.


        As a result of the introduction of competition in ACSA's local service areas, the Alaska Public Utilities Commission ("APUC"), predecessor to the RCA, lifted the restriction on bundling of local and long distance services in ACSA's service areas in 1998. The status of this bundling restriction for ACSA is unclear based on recent RCA actions.

        Operating results for long distance services are not materially impacted by seasonal factors.

        Wireless Cable Television. ACS Holdings owns ACSTV, a wireless cable television provider. ACSTV provides wireless cable television services over assigned UHF frequencies to approximately 2,300 customers in the Company's Anchorage and Fairbanks service areas. ACS Holdings is evaluating opportunities to expand its offering of wireless cable television services.

NETWORK FACILITIES

         As of December 31, 2000, ACS Holdings owned 74 exchanges serving approximately 330,000 access lines. All of the Company's exchanges are served by digital switches provided predominately by Nortel Networks. ACS Holdings' switches are linked through a combination of extensive aerial, underground and buried cable, including 485 miles of fiber optic cable, as well as digital microwave and satellite links. The Company has 100% single-party services (one customer per access line), and believes substantially all of its switches have current generic software upgrades installed, allowing for the full range of enhanced customer features.

        ACS Holdings has integrated numerous network elements to offer a variety of services and applications that meet the increasingly sophisticated needs of customers. These elements include Signal System 7 signaling networks, voice messaging platforms, digital switching, digital subscriber lines and, in some communities, integrated service digital network access. As the telecommunications industry experiences significant changes in technology, customer demand and competition, the Company intends to introduce additional enhancements.

        Network operations and monitoring are provided by ACS Holdings' network operating control center located in Anchorage. The network operating control center has technicians staffed or on-call seven days a week, 24 hours a day. Automated alarm systems are in place should problems arise with the network after normal business hours. The Company also has customer care call center facilities in Anchorage and Fairbanks along with additional customer care facilities in Juneau, Sitka, Kenai/Soldotna and Kodiak. All of these facilities offer extended business hours to efficiently handle customer inquiries and orders for service.

        ACS Holdings' cellular operations consist of three switching centers, 89 cell sites and four repeaters covering substantially all major population centers and highway corridors in Alaska. The Company uses Ericsson switches and radios for its cellular operations. The Company converted substantially of all of its switching and cell site equipment to digital service in 2000. The Company's switching and cell site infrastructure is linked by fiber and digital microwave. ACS Holdings' network operating control center located in Anchorage also supports all cellular switches in ACS Holdings' markets. Customer care centers are located in Anchorage, Fairbanks, Juneau and Kenai/Soldotna.

        The Company is enhancing its interexchange network to accommodate developing products and technology. The Company is working with Nortel Networks and other vendors on a multiple phase conversion of its network from a time division multiple access, or TDMA, circuit switched platform to an asynchronous transfer mode/Internet protocol, or ATM/IP. ACS Holdings believes the implementation of an ATM/IP network will enhance its capability to provide a complete suite of telecommunications and data services and achieve significant operating efficiencies. The Company completed the first phase of the conversion in 1999, which resulted in the migration of its network traffic to its fiber optic transport facilities acquired in June 1999. The Company completed the second phase in 2000, which involved the conversion of its transport connections between Anchorage and each of Fairbanks, Kenai, Juneau and Seattle from TDMA to ATM/IP. ACS Holdings expects to complete the implementation of its ATM/IP network by year-end 2002. Planned network enhancements prior to year-end 2002 will include the installation of call servers in Anchorage and either Fairbanks or Juneau and the conversion of network switching nodes to accommodate ATM/IP traffic.

        Completion of the ATM/IP network will enable the Company to provide an array of IP products throughout its core business. ACS Holdings currently offers frame relay, and will offer each of the following services as the necessary network elements are completed:

        -  virtual private networks,

        -  virtual private lines,

        -  transparent local area networks (LAN),

        -  proprietary LANs and wide area networks (WAN) and

        -  high speed Internet access.

CUSTOMERS

        ACS Holdings has three basic types of customers for the services of its
LECs:

           - business and residential customers located in their local service areas that pay for local phone service,

           - interexchange carriers that pay for access to long distance calling customers located within the Company's local service areas and

           - competitive local exchange carriers ("CLECs") that pay for wholesale access to the Company's network in order to provide competitive local service on either a wholesale or UNE basis as prescribed under the 1996 Act.

        Approximately 56% of ACS Holdings' retail access lines served residential customers, while 44% served business customers.

        ACS Holdings also has approximately 76,000 cellular subscribers, 45,000 Internet subscribers and 57,000 long-distance subscribers consisting substantially of retail residential and business consumers.

        No single ACS Holdings customer represented more than 10% of its total 2000 consolidated revenue.

COMPETITION

        Local Telephone Service

        Incumbent local exchange carriers ("ILECs") may be subject to any of three types of competition:

           - facilities-based competition from providers with their own local service network,

           - resale competition from resale interconnection, or providers who purchase local service from the ILEC at wholesale rates and resell these services to their customers and

           - competition from UNE interconnection, that is, providers who lease UNEs from the ILEC.

        The geographic characteristics of rural areas presently make the entrance of most facilities-based competitors uneconomical because of the significant capital investment required and the limited market size. Therefore ACS Holdings believes competition is likely to come from resale interconnection or UNE interconnection. There are no regional Bell operating companies in Alaska.

        In September 1997, GCI and AT&T Alascom, the two largest long distance carriers in Alaska, began providing competitive local telephone services in Anchorage. GCI competes principally through UNE interconnection with ACSA facilities, while AT&T Alascom competes primarily by reselling ACSA's services. Competition is based upon price and pricing plans, types of services offered, customer service, billing services, quality and reliability. GCI has focused principally on advertising discount plans for bundled services. AT&T Alascom's strategy has been to resell ACSA's service as part of a package of local and long distance services. As a result, ACSA now has approximately 37% competitive market penetration as of December 31, 2000. The Company expects GCI and AT&T Alascom to continue to compete for local telephone business.

        As "rural telephone companies" under the 1996 Act, ACS Holdings' rural LECs have historically been exempt from the obligation to lease their facilities or resell their services on a wholesale discount basis to CLECs seeking interconnection. However, on June 30, 1999 the APUC ordered these exemptions terminated for certain rural service areas of ACS Holdings, and on October 11, 1999, the RCA, which replaced the APUC on July 1, 1999, sustained the APUC's order. As a result, ACS Holdings' rural LECs entered into interconnection arbitration with GCI. This arbitration resulted in arbitration agreements for certain rural service areas of ACS Holdings. See "Business - Regulation" for further discussion.

        ACS Holdings expects increasing competition from providers of various services that provide users the means to bypass its network. Long distance companies may construct, modify or lease facilities to transmit traffic directly from a user to a long distance company. Cable television companies also may be able to modify their networks to partially or completely bypass the Company's local network.

         In addition, while cellular telephone services have historically complemented traditional LEC services, the Company anticipates that existing and emerging wireless technologies may increasingly compete with LEC services. For example, AT&T has recently introduced its fixed wireless product to the Anchorage market. At this time it is not possible to predict the impact of this product on the Company's share of the local market. Technological developments in cellular telephone features, personal communications services, digital microwave and other wireless technologies are expected to further permit the development of alternatives to traditional wireline services.

         Cellular Services

        The wireless telecommunications industry is experiencing significant technological change, as evidenced by the increasing pace of improvements in the capacity and quality of digital technology, shorter cycles for new products and enhancements, and changes in consumer preferences and expectations. ACS Holdings believes that the demand for wireless telecommunications services is likely to increase significantly as equipment costs and service rates continue to decline and equipment becomes more convenient and functional. Competition is based on price, quality, network coverage, packaging features and brand reputation. In addition, there are six PCS licensees in each of the Company's cellular service areas. ACS Holdings holds PCS licenses covering Anchorage, Fairbanks and Juneau. ACS Holdings currently competes with at least one other wireless provider in each of its cellular service areas, including AT&T Wireless Services, Alaska DigiTel, and Dobson Communications. At least one new wireless competitor is expected to enter the Alaska market in 2001. The Company believes that the unique and vast terrain and the high cost of PCS system buildout make entrance into markets outside Anchorage uneconomical at this time.

        As the market for simple cellular voice services approaches maturity, providers are experiencing downward pressure on price. ACS Holdings is positioning itself to offset this impact by bringing new higher margin services to market. By developing products for targeted market segments, the Company is leveraging the advantage in market share and geographical coverage to attract new customers and increase monthly revenues from existing customers. New products will be coming to market in 2001 that will address the specific needs of the oil and construction industries. New consumer offerings will also come to market in 2001. These new services are expected to provide a means for differentiation, produce additional revenues and increase margins.

        Long Distance Services

        The long distance telecommunications market is highly competitive. Competition in the long distance business is based on price, customer service, billing services and quality. The Company currently offers long distance service to customers located throughout the state of Alaska; however, it is focused primarily on the more populous communities in the state. AT&T Alascom and GCI are currently the two major competing long distance providers in Alaska. The Company currently has less than 5% of total long distance revenues in Alaska. The Company provides traditional "1+" direct distance dialing (DDD), toll-free services, calling cards and private line services for data and voice applications. In late 2000, The Company introduced its flat-rate long distance "Infinite Minutes" program, which helped to increase its market share in the residential long distance segment over previous periods. ACS Holdings expects to continue offering innovative products of this nature in the future.

         Internet Services

         The market for Internet access services is highly competitive. There are few significant barriers to entry, and the Company expects that competition will intensify in the future. ACS Holdings currently competes with a number of established online services companies, interexchange carriers and cable companies. The Company believes that its ability to compete successfully will depend upon a number of factors, including the reliability and security of its network infrastructure, the ease of access to the Internet, and the pricing policies of its competitors.


SALES AND MARKETING

        ACS Holdings and its Predecessor Entities have historically conducted their sales and marketing operations for each of their respective products on a stand-alone basis, with each product line having its own sales force and marketing department. ACS Holdings has consolidated its product and service offerings under the "Alaska Communications Systems" and "ACS" brands, subject to regulatory and strategic business considerations.

        Key components of the Company's sales and marketing strategy include:

           - marketing current and future service offerings aggressively, including packaged service offerings,

           -   centralizing marketing functions and

           -   enhancing direct sales efforts.

        ACS Holdings believes that it can leverage its position as an integrated, one-stop provider of telecommunications services with strong positions in local access, cellular, long distance and data, and Internet markets. By pursuing, within the bounds of any applicable regulatory constraints, a marketing strategy that takes advantage of these characteristics and that facilitates cross-selling and packaging of it products and services, the Company believes it can increase penetration of new product offerings, improve customer retention rates, increase its share of its customers' overall telecommunications expenditures, and achieve continued revenue and operating cash flow growth.

        ACS Holdings has begun, to a limited extent, within regulatory bounds, marketing local telephone services in attractively priced, packaged service offerings with cellular, long distance and Internet services. However, ACS Holdings believes packaged offerings are popular with customers because they allow customers to enjoy pricing for a number of services at a substantial discount to a la carte pricing of individual services. Subject to regulatory limitations, the Company intends to expand this strategy, which it expects will increase the average revenue per customer, and result in a more loyal and satisfied customer base and in reduced churn.

        The Company has established a sales and marketing organization where marketing strategies will be centralized and sales functions will be based locally. To enhance its direct selling efforts, the Company has established additional customer and retail service centers in its larger service areas, such as Juneau and Kenai/Soldotna, and intends to enhance its call center operations through a combination of technology investments, training, and incentive compensation programs for call center employees.


EMPLOYEES

        ACS Holdings considers employee relations to be good. As of December 31, 2000, the Company employed a total of 1,163 regular full-time employees, 857 of whom were represented by the International Brotherhood of Electrical Workers, Local 1547 ("IBEW"). On November 2, 1999, the IBEW membership for ACS Holdings ratified the terms of the new master collective bargaining agreement that governs the terms and conditions of employment for all IBEW represented employees working for ACS Holdings in the State of Alaska. The master agreement embraces a labor-management relationship that is founded on trust, cooperation and shared goals. The November 1999 agreement, which expires December 31, 2006, provides for wage increases up to 4% in specified years based on the annual increases in the U.S. Department of Labor CPI-U, the consumer price index for Anchorage. The last wage increase under the agreement was implemented in January 2000 and the next scheduled wage review is in July 2001. The master agreement also provides escalation in contributions of up to 4% annually for the health and welfare contributions that are made by ACS Holdings on behalf of the represented employee group. There have been no work stoppages or strikes, and none are anticipated.

        ACS Holdings enjoys good relations with the employee group that is not represented by the IBEW as well. Non-represented employees qualify for wage increases based on individual and company performance. Additionally, employees represented by ACS Holdings receive health and welfare packages that are competitive in the marketplace in which ACS Holdings competes.

REGULATION

        OVERVIEW

        The Company's local telephone operating subsidiaries, ACSA, ACSF, ACSAK, and ACSN, are each "telecommunications carriers" and ILECs under the Communications Act of 1934 (the "Communications Act"), which was amended by the 1996 Act, and are subject to FCC jurisdiction. ACSLD, ACS Holdings' long distance subsidiary, is also subject to both the FCC and RCA's regulatory jurisdiction. ACS Holdings' cellular and PCS companies are also subject to FCC jurisdiction because they are telecommunications carriers and because they hold FCC-issued licenses. The Company's local telephone operating companies are also "public utilities" within the meaning of the Alaska statutes and are, therefore, governed by the applicable rules and regulations of the RCA. The RCA succeeded to the regulatory responsibilities of the APUC when it ceased to exist on June 30, 1999.

        FEDERAL REGULATION

        Under the federal regulatory scheme, ILECs are required to comply with the Communications Act and the applicable rules and regulations of the FCC. In substantially overhauling the Communications Act, the 1996 Act was intended to, among other things, eliminate unproductive regulatory burdens and promote competition. Despite this, telecommunications carriers are still subject to extensive ongoing regulatory requirements. For instance, ACS Holdings' subsidiaries are required to maintain accounting records in accordance with the Uniform System of Accounts, to structure access charges according to FCC rules, and to charge for interstate services at a rate of return not to exceed a rate prescribed by the FCC. The FCC also must give prior consent to transfers of control and assignments of radio frequency licenses. The FCC requires ILECs providing access services to file tariffs with the FCC reflecting the rates, terms and conditions of those services. These tariffs are subject to review and potential objection by the FCC or third parties. Additionally, all of the Company's LECs are "ILECs" within the meaning of the 1996 Act. As such, they are subject to various requirements under that Act, including specific interconnection duties such as providing requesting telecommunications carriers with UNEs and wholesale discounted resale of end user services.

        As of 2001, long distance companies will be precluded from filing tariffs for interstate domestic services. Federal tariffing is being replaced with Internet web site posting of offers, terms and prices. ACSLD was fully detariffed prior to the end of 2000.

        STATE REGULATION

        Telecommunications companies subject to the RCA's jurisdiction are required to obtain certificates of public convenience and necessity prior to operating as a public utility in Alaska. The RCA is responsible for approving new certificates and any transfers of existing certificates. In addition, the RCA is responsible for implementing a portion of the competitive requirements of the 1996 Act, as well as for regulating intrastate access and rates for local and other services of local telephone companies. After passage of the 1996 Act, the APUC adopted a plan to address competition issues across Alaska. The APUC established multiple dockets to investigate different competition-related issues, including revising local and long distance market structures, reforming its intrastate access charge system and establishing a state universal service fund. In addition to its preliminary actions to mandate access charge depooling for ILECs operating in competitive markets, the RCA made operational the new Alaska Universal Service Fund ("AUSF"). In a subsequent rulemaking, the RCA revised its eligibility standards for companies receiving high-cost switching support from the AUSF. These new rules resulted in a loss of support to ACS Holdings' rural affiliates. Rather than seeking interim local relief for this cost recovery shift, ACS Holdings has opted to include consideration of this issue in the more comprehensive rate proceedings described below.

        In connection with regulatory approval of ACS Holdings' acquisitions of CenturyTel's Alaska Properties and ATU in 1999, the APUC imposed several conditions on its operating companies. Among those conditions was a requirement that ACSA, ACSF, ACSAK, and ACSN each file revenue requirement, cost of service and rate design studies no later than July 2001. All of these companies except

ACSF were also required to file updated depreciation analyses concurrently with the rate case filings. ACS Holdings is actively involved in the production of these filings and anticipates that a comprehensive schedule will be established after a pre-hearing conference.

        As previously noted, restrictions were placed on the ability of ACS Holdings' rural LECs to bundle service offerings with ACSLD. In October 2000, ACSLD offered its innovative, flat-rated long distance plan called "Infinite Minutes." Initially, Infinite Minutes was offered in the interstate jurisdiction and included an eligibility requirement that customers subscribe to ACS Holdings' local service (or Internet service where ACS Holdings' local service was not otherwise available). After introducing the interstate plan, ACS Holdings' filed a similar instate plan with the RCA. Although approved on an interim basis, the RCA imposed several conditions on t Infinite Minutes. Among these was the conclusion that requiring LEC subscription as an eligibility criterion violated ACSLD's certificate restrictions regarding "bundled offers." The RCA ordered ACSLD to "de-link" the instate Infinite Minutes offer from any LEC bundling requirement for all markets, including Anchorage. The RCA also ordered ACSLD to offer instate Infinite Minutes to all customers on a statewide basis and to do so via a "1-800" platform in those locations where ACSLD did not already operate. Finally, the RCA directed ACSLD to order equal access interconnection with its competitor, GCI, in Anchorage, to facilitate access to Infinite Minutes by GCI's LEC customers. After considerable review of the changing economic profile of this offer as imposed by the RCA, ACSLD has determined to discontinue its instate Infinite Minutes plan and has made appropriate filings with the RCA to do so.

        Having secured both LEC certification and interconnections agreements to serve the local exchange markets in Juneau and Fairbanks, Alaska, GCI's CLEC operation has filed for "Eligible Telecommunications Carrier" ("ETC") status with the RCA. ETC designation is an essential first step in securing "portable" or shared universal service support. ACS Holdings' operating companies are currently designated as ETCs in the same two markets for which GCI seeks similar designation. Although it is possible to have multiple ETCs in a single market, GCI's request is unusual in that it asks the RCA to act in advance of all eligibility requirements having been met. ACS Holdings and the Alaska Telephone Association are expected to file comments with the RCA.

        The RCA also commenced a rulemaking geared towards new regulations for the "deaveraging" of LEC study areas for purposes of computing universal service support. The regulatory objectives include creating competitive incentives in the lower cost components of the study area without placing undue pressure on support mechanisms for the higher cost segments. Although currently inactive, this rulemaking is of particular interest to ACS Holdings and is likely to be scheduled for further proceedings in 2001 along with an anticipated new rulemaking targeted at further access charge reform.

        COST RECOVERY AND REVENUE RECOGNITION

        As a regulated common carrier, the operating subsidiary companies of ACS Holdings are afforded the opportunity to set maximum rates at a level that allows the Company to recover the reasonable costs incurred in the provision of regulated telecommunications services and to earn a reasonable rate of return on the investment required to provide these services.

        These costs are recovered through:

           - monthly charges to end users for basic local telephone services and enhanced service offerings,

           - access charges to interexchange carriers for originating and terminating interstate and intrastate interexchange calls,

           - interconnection charges, wholesale service charges, UNE charges, and other rates to competing carriers interconnecting with the Company's networks or reselling its services and

           - high-cost support mechanisms, such as the federal Universal Service Fund and the AUSF.

        Maximum rates for regulated services and the amount of high-cost support are set by the FCC with respect to interstate services and by the RCA with respect to intrastate services.

        In conjunction with the recovery of costs and establishment of rates for regulated services, a LEC must first determine its aggregate costs and then allocate those costs between regulated and nonregulated services. After identifying the regulated costs of providing local telephone service, a LEC must allocate those costs between state and federal jurisdictions and among its various interstate and intrastate services. This process is complicated by the necessity to allocate specific pieces of plant and equipment to a particular service because a LEC's plant and equipment are utilized for different jurisdictional services, such as local telephone and interstate and intrastate access. This process is referred to as "separations" and is governed primarily by the FCC's rules and regulations. The underlying legal purpose of separations rules is to define how a carrier's expenses are allocated and recovered from federal and state jurisdictions. The FCC is considering whether to modify or eliminate the current separations process. This decision could indirectly increase or reduce earnings of carriers subject to separations rules by reallocating costs between the federal and state jurisdictions.

        INTERSTATE END-USER RATES

        The deployment of the local telephone network from the switching facility to the customer is known as the "local loop" and is one of the most significant costs incurred by a LEC in providing telephone service. The FCC has established a rate structure that provides for the recovery of a portion of the cost of the local loop allocated to the interstate jurisdiction directly from the end user customer through the assessment of a subscriber line charge. The remaining portion of the local loop costs are recovered from interstate access charges to an interexchange carrier or, in some circumstances, from the federal Universal Service Fund. A number of new initiatives under review at the FCC have the potential to shift substantial portions of the interexchange contribution directly to the end user. Both the Coalition for Affordable Local and Long distance Services ("CALLS") and the proposed Multi-Association Group ("MAG") plans include an appreciable increase in the subscriber line charge paid by both residential and business customers. The CALLS plan, affecting companies servicing predominantly large, urban markets, has already been given FCC approval. The similarly structured MAG plan, which may, if adopted, have direct application to markets in Alaska, is under review by the FCC at this time.

        As a result of the market and geographic conditions in rural areas, the costs of providing local loop and switching services are often higher than in urban areas. In the absence of an accommodation in the FCC rules to address this fact, a substantial portion of the costs of smaller LECs would remain allocated to the intrastate jurisdiction placing substantial pressure on such carriers to charge higher rates for intrastate services. Accordingly, the FCC provides for additional interstate cost recovery by eligible telecommunications carriers through the federal Universal Service Fund. The federal Universal Service Fund is available to carriers whose local loop costs are significantly above the national average as calculated pursuant to FCC rules. Recent FCC rulings have made this high-cost support available to a competitive carrier, on an averaged per line basis, for those lines serving customers switching to the competitive carrier. See "Promotion of Universal Service," below. Rules for rural telephone companies are still being developed by the FCC and have not been adopted as of March 8, 2001.

        INTERSTATE ACCESS RATES

        Interstate access rates are developed on the basis of a LEC's measurement of its interstate costs for the provision of access service to interexchange carriers divided by its projected demand for access service. The resulting rates are published in a company's interstate access tariff and filed with the FCC, at which time they are subject to challenge by third parties and to review by the FCC.

        The FCC recognized that this rate making and tariff filing process may be administratively burdensome for small LECs. Accordingly, the FCC established NECA, in 1983 to, among other things, develop common interstate access service rates, terms and conditions. NECA develops interstate access rates on the basis of data that are provided individually by participating LECs and blended to yield average rates. These rates are intended to generate revenue equal to the aggregate costs plus a return on the investment of all of the participants. Currently, the authorized maximum rate of return used in setting interstate access rates is 11.25%.

        On August 24, 2000, GCI, filed a formal complaint with the FCC under various provisions of the Communications Act of 1934 (as amended), alleging that

ACSA (formerly known as ATU) exceeded their federally authorized rates of return related to the 1997-1998 monitoring period. The principal issue raised in the complaint focuses on the proper jurisdictional recognition (federal versus state) of minutes of use associated with Internet service provider traffic. On January 24, 2001, the FCC issued an order finding for GCI on the matter and ordering the Company to pay GCI approximately $2.7 million plus interest. The Company has filed an appeal in the United States Court of Appeals for the District of Columbia Circuit and will seek a stay concerning its obligation to pay GCI during the pendency of the appeal. The Company believes it has adhered to applicable legal requirements and is actively defending its position, but cannot predict the ultimate outcome of the proceedings. Amounts potentially refundable under the FCC's order are fully reserved at December 31, 2000.

        Individual participating LECs are likely to have costs of providing service that are either higher or lower than the revenues generated by applying the overall NECA tariff rate. To rectify this result, the revenues generated by applying the NECA rates are pooled from all of the participating companies and redistributed on the basis of each individual company's costs. The result of this process not only eliminates the burden of individual tariff filing, but also produces a system in which small companies can share and spread risk. For example, if a smaller LEC filed its own tariff and subsequently suffered the loss of major customers that utilize interstate access service, the LEC could suffer significant under-recovery of its costs. In the NECA pool environment, the impact of this loss is reduced because it is spread over all of the pool participants.

        NECA operates separate pools for traffic sensitive costs, which are primarily switching costs, and non-traffic sensitive costs, which are primarily loop costs. Companies are also free to develop and administer their own interstate access charges. ACS Holdings' rural LECs participate in both the traffic sensitive and non-traffic sensitive NECA pools. ACSA files its own traffic sensitive access tariffs with the FCC but participates in the NECA non-traffic sensitive pool.

        The FCC has initiated a proceeding to review its policies governing interstate exchange access rates and the rate of return applicable to ILECs who are subject to rate-of-return, rather than price cap, regulation. All of the Company's LEC subsidiaries are rate-of-return regulated, and thus the outcome of this proceeding could directly affect their earning prospects. The FCC has not yet taken final action in this proceeding. In October, 2000, the MAG composed of three trade associations representing small rural telephone companies, submitted a proposal to the FCC that would, if adopted: (1) preserve the current 11.25 percent authorized rate of return for LECs subject to rate-of-return regulation;
(2) permit these carriers to elect "incentive" regulation that would allow them to earn in excess of the authorized rate of return under some circumstances; and
(3) decrease overall interstate access charge rate levels, while increasing universal service support payments. The FCC sought comment on the MAG Plan in January 2001. The outcome of this proceeding and its ultimate impact on the Company cannot be predicted at this time.

        On October 26, 2000, the FCC granted the petition of a subsidiary of ACS Holdings, ACSA (previously filed under the name of ATU), seeking a waiver of certain federal access charge rules. The effect of the waiver is to permit ACSA pricing flexibility through the ability to offer term and volume discount pricing in connection with its switched access services. The FCC waiver was granted, in part, upon findings concerning the level of competition in the Anchorage marketplace, as demonstrated in the record of the proceedings.

        END USER LOCAL RATES

        The levels of rates charged to end-users for the provision of basic local service are generally subject to rate-of-return regulation administered by the RCA. Local rates are typically set at a level that will allow recovery of embedded costs for local service divided by the number of services and customers. Recognized costs include an allowance for a rate of return on investment in plant used to provide local service. Rate cases are typically infrequent, carrier-initiated and require the carrier to meet substantial burdens of proof. The last APUC-authorized rates of return were 12.55% and 11.70% for ACSAK and ACSN, respectively. These rates were ordered in 1989. ACSA's last authorized rate of return was 8.97% for retail local exchange and 10.85% for intrastate access, ordered in 1991. ACSF was previously not regulated by the APUC and instead was regulated by the City of Fairbanks Public Utilities Board. As a condition of the acquisition of the City of Fairbanks Telephone Operation by a predecessor company, the APUC required that a general rate proceeding be initiated for ACSF by June 1999. This proceeding has been delayed and combined with a requirement that all ACS Holdings' affiliate LECs file revenue requirement analyses, cost of service studies and proposed rate designs with the RCA no later than July 1, 2001.

        The APUC adopted regulations to govern competition in the local exchange marketplace. The transitional regulations provide for, among other things:

        - initial classification of all ILECs, including the Company's rural properties and ACSA, as dominant carriers,

        - symmetrical requirements that all carriers, both dominant and nondominant, offer all retail services for resale at wholesale rates and

        - substantial dominant carrier pricing flexibility in competitive areas, under which carriers may reduce retail rates, offer new or repackaged services and implement special contracts for retail service upon 30 days' notice to the APUC. Only rate increases affecting existing services are subject to full cost support showings for LECs in areas with local competition.

        INTRASTATE ACCESS RATES

        In the past, the APUC had required all local companies in Alaska to pool their access costs and has set an annual statewide average price for access service. Each LEC charges interexchange carrier fees for originating or terminating long distance calls on its network based on the statewide average cost of access rather than on its individual costs of access. Access revenues are collected in a pool administered by the AECA and then redistributed to the LECs based on their actual costs. With the passage of the 1996 Act and increased competition in the local exchange market, the APUC began a process of reforming intrastate access charges.

        Under recent revisions to the Alaska access system, LECs not yet subject to local competition continue to participate in the AECA pool. Participants in this pool recover their costs based on the embedded cost of services most recently authorized by the RCA. In the event of competitive entry into a dominant incumbent carrier's service area, these revisions also require the dominant LEC to exit the pool and initiate separate access charges. Dominant LECs subjected to competitive entry have the right to propose that their access charges be based on market rates. The RCA is currently advancing a proceeding to examine whether changes to the current annual process for establishing access charges are warranted. The RCA is also expected to issue a new access charge reform Notice of Inquiry in early 2001 which will target further substantive changes in access charge derivation.

        An additional consequence of this access reform is the continued removal of subsidies implicit in access pricing. For instance, the APUC abolished the "weighting system" for the non-traffic-sensitive rate element that had loaded extra costs on access charges for lower cost urban exchanges to support rural exchanges. At the same time, the APUC shifted the support requirement for high switching costs to a state universal service fund. The RCA has adopted new regulations which limit this switching support to local companies with access lines of 20,000 or less. This change has reduced the amount of AUSF, which the Company's rural LECs receive and the resulting cost recovery shift will be addressed in the local service rate cases to be filed in 2001.

         The AUSF serves as a complement to the federal Universal Service Fund, but must meet federal statutory criteria concerning consistency with federal rules and regulations. Currently, the AUSF only subsidizes a portion of higher cost carriers' switching costs, and the costs of lifeline service, which supports rates of low income customers. It is expected that application of the fund to support certain public interest payphones will occur in 2001. It is unclear the degree to which the AUSF might be used to absorb cost shifts that occur if federal universal service support is scaled back in the future.

        THE TELECOMMUNICATIONS ACT OF 1996

        Among other things, the 1996 Act was enacted to enhance competition without jeopardizing the availability of nationwide universal service at affordable rates. These two objectives have resulted in a complex set of rules intended to promote competitive entry in the provision of local telephone services except where entry would adversely affect the provision of universal service or the public interest.

        PROMOTION OF LOCAL SERVICE COMPETITION AND RURAL EXEMPTIONS

        The 1996 Act made competitive entry into the local telephone business more attractive to other carriers by removing barriers to competition. In order to promote competition, the 1996 Act established new interconnection rules generally requiring LECs to allow competing carriers to interconnect with their local networks. Congress recognized, however, that when the desire to promote competition conflicted with the ability of existing carriers to provide universal service to higher cost customers, LECs classified as "Rural Telephone Companies" should be exempted from interconnection requirements until the continuation of the exemption was no longer required by the public interest, as defined in the 1996 Act.

        Under the 1996 Act, all LECs, including both ILECs and new competitive carriers, are required to:

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

        The 1996 Act also requires ILECs to:

           - negotiate in good faith the terms and conditions of interconnection with any competitive carrier making a request for same,

           - interconnect their facilities and equipment with any requesting telecommunications carrier at any technically feasible point,

           - unbundle and provide nondiscriminatory access to UNEs, such as local loops, switches and transport facilities, at nondiscriminatory rates and on nondiscriminatory terms and conditions, unless such carriers are exempt as rural telephone companies,

           -   offer resale interconnection at wholesale rates,

           - provide reasonable notice of changes in the information necessary for transmission and routing of services over the ILEC's facilities or in the information necessary for interoperability and

           - provide for the physical collocation of equipment necessary for interconnection or access to UNEs at the premises of the ILEC, at rates, terms and conditions that are just, reasonable and nondiscriminatory.

        In order to implement interconnection requirements, LECs generally enter into negotiated interconnection arrangements with competing carriers. LECs may also offer interconnection tariffs, available to all competitors.

        Competitors are required to compensate a LEC for the cost of providing interconnection services. In the case of resale interconnection, the rules provide that the rates charged should be on a wholesale basis and reflect the current retail rates of the ILEC, excluding the portion of costs avoided by the ILEC. In the case of UNE interconnection, rates are based on costing methodologies that employ a forward-looking economic cost pricing methodology known as Total Element Long Run Incremental Cost ("TELRIC").

         On January 25, 1999, in AT&T Corp. et al. v. Iowa Utilities Board et al. 525 U.S. 366 (1999), the U.S. Supreme Court affirmed the FCC's authority to develop national pricing guidelines, but the Supreme Court did not evaluate the substance of these rules. Some ILECs have argued that the FCC improperly placed upon them the burden of proof in rural exemption proceedings and improperly defined the meaning of the term "not unduly economically burdensome" as used in the 1996 Act. In addition, some ILECs argued that the FCC's forward-looking TELRIC pricing methodology does not allow adequate compensation for the provision of UNEs.

        On July 18, 2000, in Iowa Utilities Board, et al. v. Federal Communications Commission 219 F.3d 744 (8th Cir. 2000) ("Iowa II"), the Eighth Circuit Court of Appeals ordered some of these FCC rules to be vacated on the grounds they were inconsistent with the 1996 Act. The Eighth Circuit said the FCC's rural exemption rules were contrary to the plain language of the 1996 Act. As to the FCC's TELRIC pricing methodology, the Eighth Circuit upheld the use of a forward-looking economic model but vacated the FCC's rule requiring the pricing model to assume a hypothetical network based upon the most efficient technology currently available and the lowest cost network configuration.

        On September 22, 2000, the Eighth Circuit stayed that portion of its mandate which vacated the FCC hypothetical network rule (set out at 47 C.F.R.
Section 51.505(b)(1)). This suspension was ordered by the Court to permit parties to the proceeding to seek review of its Iowa II decision by the U.S. Supreme Court. On January 22, 2001, the U.S. Supreme Court granted certiorari to review the Eighth Circuit's decision requiring the FCC to vacate its hypothetical network rule. The Eighth Circuit did not suspend other portions of its decision, including those portions vacating FCC rules addressing the "rural exemption" provisions of 47 U.S.C. Section 251(f)(1), and the U.S. Supreme Court declined to review the Eighth Circuit's rural exemption decision.

        Subsequent to staying its mandate concerning the hypothetical network rule, on January 8, 2001, the Eighth Circuit, in Southwestern Bell v. Missouri Public Service Commission, 2001 W.L. 13289 (8th Cir. 2001), vacated an interconnection agreement approved by the Missouri PSC on the grounds that it relied on the hypothetical network rule that the Eighth Circuit had previously found invalid. The Eighth Circuit, in that case, specifically held that despite staying its mandate in Iowa II, all interconnection agreements must be based on use of a pricing methodology that is consistent with the court's ruling in Iowa II.

        The 1996 Act also specifies that resale and UNE rates are to be negotiated among the parties, or, if the parties fail to reach an agreement, arbitrated by the relevant state regulatory commission. Once the parties have come to agreement, the proposed rates are subject to final approval by the state regulatory commission.

         In January 1997, ACSA's predecessor ATU entered into an interconnection agreement with GCI, which provides for resale and UNE interconnection, and with AT&T Alascom, which provides for resale interconnection. Neither interconnection agreement contained a defined term or a termination date. Near the end of 1999, the Company notified GCI and AT&T of its view that the interconnection agreements pertaining to ACSA had reached the end of a reasonable period of availability. In January of 2000, the Company filed a motion with the RCA to reopen the original GCI arbitration proceedings involving ACSA for the purpose of establishing of an appropriate forward looking cost model and the re-pricing various interconnection services and UNEs in the Anchorage market. The RCA subsequently granted the essence of the Company's motion and has reopened the docket for such purposes. No action was taken in 2000, but the Company expects the RCA to hold hearings and consider the matter in 2001.

        Certain of ACS Holdings' local operating utilities, ACSAK, ACSN, and ACSF, are defined as "rural telephone companies" under the 1996 Act. As rural telephone companies, they were granted rural exemptions from the requirements relating to both resale interconnection and UNE interconnection. The rural exemptions were to continue until the APUC determined that interconnection was technically feasible, not unduly economically burdensome and consistent with the 1996 Act's universal service provisions.

        On June 30, 1999, the APUC issued an order terminating the rural exemptions of ACSN, ACSAK and ACSF. On October 11, 1999, the RCA affirmed the APUC's order. As a result, these rural LECs are no longer exempt from the 1996 Act's interconnection requirements applicable to ILECs, and the Company's competitors immediately requested interconnection agreements.

        Separately, on September 1, 1999, ACS Holdings filed petitions with the RCA seeking suspension or modification of interconnection duties and addressing market structure reforms for the Fairbanks and Juneau-Douglas markets. In those petitions, the Company's rural LECs proposed tariffed terms and conditions, including pricing, for resale of their services at wholesale discounts, for certain UNEs, and for the interconnection of their facilities and those of CLECs in the Fairbanks and Juneau-Douglas markets, effective January 1, 2000. Further, as part of that proposal, ACS Holdings also requested that the RCA permit its

LECs to operate subject to cometitive regulation and that the RCA remove or reduce other regulatory limitations in those markets, effective January 1, 2001. Subsequently, on October 26, 1999, the RCA dismissed the Company's petitions seeking to establish open competitive markets in Fairbanks and Juneau through tariffed interconnection terms and conditions.

        On November 10, 1999, the Company filed a formal appeal of the RCA's order terminating the rural exemptions in the Alaska Superior Court. On November 12, 1999, the Company filed a parallel appeal of the RCA's order dismissing its petitions for tariffed interconnection in the Alaska Superior Court. The issues in the case were fully briefed during the year 2000. Recently, the court denied the Company's request to stay the RCA's order terminating the rural exemptions. Although ACS Holdings believes that the appeals are well founded, it cannot predict the timing and outcome of this litigation. The Company believes that the RCA's order is inconsistent with the pronouncements of the Eighth Circuit and that tariffing terms and conditions for interconnection will promote more open competitive markets and thus eventually promote regulatory flexibility and/or reduced regulation.

        Subsequent to terminating the rural exemptions for the Fairbanks and Juneau-Douglas markets, the Company entered into unsuccessful negotiations for interconnection agreements with GCI. Interconnection issues, including the pricing for UNEs, were subject to a RCA arbitration during the year 2000. On September 5, 2000, the RCA issued orders largely ratifying the findings of the arbiter in the Fairbanks and Juneau interconnection arbitration proceedings involving the Company and GCI. On September 25, 2000, the Company filed protective appeals in the State Superior Court and in the Federal District Court for the District of Alaska, alleging various errors in the RCA orders. On October 5, 2000, the RCA issued final orders affirming the interconnection agreements arbitrated in these proceedings. On October 20, 2000, the Company filed a petition for reconsideration with the RCA, seeking Commission review and redetermination of specific elements in its final order. The RCA did not act on this petition. Although ACS Holdings believes that the appeals are well founded, it cannot predict the timing and outcome of this litigation. The Company has and will continue to vigorously defend its proposed cost models and interconnection charges but it cannot be certain that it will be able to charge rates that provide fair compensation for providing UNEs and/or schedule discounted resale services.

        In 1999, the Company also received requests for interconnection from Alaska Fiber Star, L.L.C. In 2000, the Company executed interconnection agreements with Alaska Fiber Star, L.L.C. with terms tied to the Company's interconnection agreements with GCI. The Company expects other interconnection requests in the future.

        For 2000, ACS Holdings' LECs benefiting from rural exemptions accounted for 40.2% of its consolidated operating revenues and 44.4% of its consolidated operating income. The loss of the rural exemptions, absent compensating measures, such as rate increases or market structure reforms, including the replacement of implicit subsidies by explicit support mechanisms, rate deaveraging, or regulatory flexibility, could adversely affect the Company's operating results.

        PROMOTION OF UNIVERSAL SERVICE

        While the 1996 Act promoted Congress' policy of ensuring that affordable service is provided to consumers universally in rural, high-cost areas of the country, the 1996 Act altered the framework for providing universal service by:

           - providing for the identification of those services eligible for universal service support,

           -   requiring the FCC to make implicit subsidies explicit,

           - expanding the types of communications carriers required to pay universal service contributions and

           -   allowing CLECs to be eligible for funding.

        These and other provisions were intended to make provision of universal service support compatible with a competitive market.

        Pursuant to the 1996 Act, federal Universal Service Fund payments are only available to carriers that are designated as eligible telecommunications carriers by a state public utilities commission. In areas served by rural

LECs, the 1996 Act provides that a state public utilities commission may designate more than one eligible telecommunications carrier, in addition to the ILEC, only after determining that the designation of an additional eligible telecommunications carrier is consistent with the public interest. As a result, an incumbent rural LEC has an opportunity to maintain its status as the sole recipient of federal Universal Service Fund payments in its service area, even if it is subsequently subjected to competition. ACSAK, ACSN and ACSF are currently the sole designated eligible telecommunications carriers in their respective service areas, although GCI has requested that the RCA designate it as an eligible telecommunications carrier in Fairbanks, Juneau, Eielson, and Fort Wainwright, all of which are currently served by the Company's subsidiaries. The addition of a second eligible telecommunications carrier in the service areas of ACS Holdings' properties could have the effect of reducing the amount of funds available from the federal Universal Service Fund and could materially adversely affect the Company's ability to achieve a reasonable rate of return on the capital invested in its network.

        The FCC has adopted new universal service rules for non-rural LECs, such as ACSA, effective January 1, 2000. These rules, like those previously in effect, provide no federal universal service fund support to ACSA.

        Rules for rural telephone companies are still being developed by the FCC, in consultation with a Federal-State Joint Board on Universal Service ("Joint Board"). The RCA Chairman is a member of this Joint Board, and the Company's remaining LEC subsidiaries are rural telephone companies as defined in the 1996 Act. In September 1997, the Joint Board created a Rural Task Force
(RTF) to study universal service issues facing rural telephone companies. In September 2000, the RTF issued a recommendation to the Joint Board that, if adopted by the FCC, would largely preserve or increase existing universal service support to rural carriers. The FCC has sought comment on the RTF Plan and is expected to act on it in 2001.

        Because the operating subsidiary companies of ACS Holdings provide interstate and international services, they are required to contribute to the federal Universal Service Fund a percentage of their revenue earned from their interstate and international services. Although the Company's rural LECs receive subsidies from the federal Universal Service Fund, they cannot be certain of how, in the future, the Company's contributions to the fund will compare to the subsidies they receive from the fund.

        Separately, the FCC has conducted a rulemaking concerning ways to promote basic and advanced services to unserved and underserved areas. In June 2000, the FCC determined that all carriers, including cellular and other carriers, must first consult with the relevant state commission to determine whether the state commission or the FCC may properly designate the carrier as an eligible telecommunications carrier to receive federal universal service support for services provided on non-tribal lands. The FCC has indicated that it will act on carrier requests to be designated as an eligible telecommunications carriers for non-tribal lands only if the carrier provides a statement from the state commission or a court of competent jurisdiction that the state commission lacks authority to do so.

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

        The FCC restricts the amount of wireless spectrum that a single entity may hold in a market. Currently, the FCC's rules prohibit an entity from holding more than 45 MHz of spectrum, except for certain rural cellular markets, in which the limit is 55 MHz. Many interested parties in the wireless industry have proposed elimination of the FCC's cap on wireless spectrum. On January 23, 2001, the FCC initiated a proceeding to examine whether conditions in wireless markets warrant elimination or modification these spectrum "cap" rules. Until this rule is relaxed or eliminated, it will limit the amount of wireless spectrum the Company can acquire in a particular market.

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

        - The FCC is considering mechanisms to permit commercial mobile radio service operators to charge the party initiating the call for the call (even if it is not a personal communications service or cellular subscriber).

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

        In 1996, the FCC issued an order that required nondominant interexchange carriers, like ACS Holdings, to cease filing tariffs for its domestic interexchange services. The order required mandatory detariffing and gave carriers nine months to withdraw federal tariffs and move into contractual relationships with their customers. This order subsequently was upheld by the United States Court of Appeals for the District of Columbia Circuit. As a result, all interstate interexchange carriers, including ACSLD, were required to detariff contract-type interstate, interexchange services by January 31, 2001, and must detariff interstate consumer long distance services by April 30, 2001. These rules also require ACSLD to post the rates, terms, and conditions of its service on its Internet web site, and engage in other public disclosure activities. The FCC has also proposed rules that would require nondominant international carriers to detariff international services. ACSLD is already in compliance with these current FCC requirements.

        FCC POLICY ON INTERNET SERVICES

        The 1996 Act establishes a distinction between telecommunications services, which are regulated by the FCC, and information services, which remain unregulated. ACS Holdings' Internet services are considered information services and are not regulated by the FCC. Because the regulatory boundaries in this area are somewhat unclear and subject to dispute, however, the FCC could seek to characterize some of the Company's information services as "telecommunications services." If that happens, those services would become subject to FCC regulations. The impact of a reclassification of ACS Holdings' Internet services is difficult to predict.

        In June 2000, the United States Court of Appeals for the Ninth Circuit held that AT&T's high-speed Internet access service, delivered using cable television facilities, constituted both a "telecommunications" and an "information" service. In response to this holding, in September 2000, the FCC launched a proceeding to examine whether providers of high-speed Internet access over such cable facilities should be required to provide "open access" to their facilities to competing Internet service providers on a nondiscriminatory basis. If the FCC implements such a requirement, the Company may be able to supplement its own high-speed Internet access offerings by obtaining access to GCI's high-speed Internet access cable lines for its own Internet service provider.

        OTHER REGULATORY PROCEEDINGS

        In addition to the foregoing matters, a number of other FCC, state and judicial proceedings are currently pending or may be initiated in the future which could materially affect the Company's business. Some of these proceedings include:

        - The 1996 Act placed statutory restrictions on the ability of telecommunications carriers to use and disclose certain types of customer information in marketing different types of services. The U.S. Court of Appeals for the Tenth Circuit has held that the FCC's rules implementing this provision of the 1996 Act were an unconstitutional abridgment of the carrier's freedom of speech. In June 2000, the United States Supreme Court denied a petition to review the Tenth Circuit's decision. The FCC has not yet acted to develop revised implementing regulations. Although the Company continues to adhere to the statutory restrictions and the FCC's former rules pending further legal developments, any further FCC action to create new implementing rules may impose significant additional restrictions on ACS Holdings' ability to market packaged service offerings to its customers. The FCC has adopted new rules designed to make it easier for customers to understand the bills of telecommunications carriers. These new rules, among other things, establish certain requirements regarding the formatting of bills and the information that must be included on bills. In response to several petitions for reconsideration, in March 2000, the FCC largely reaffirmed its rules.

        - The FCC has adopted an order that requires telecommunications service providers to make their services accessible to individuals with disabilities, if readily achievable. It is unclear the effect that this order will have on ACS Holdings' businesses.

        - The FCC has ordered telecommunications service providers to provide law enforcement personnel with a sufficient number of ports and technical assistance in connection with wiretaps. In August 2000, the United States Court of Appeals for the District of Columbia Circuit vacated portions of these FCC rules and remanded the matter to the FCC for further consideration. The FCC has not yet taken action on remand. The Company cannot predict its costs of complying with these rules at this time.

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

        ACS Holdings' cellular and television operations are also subject to regulations and guidelines that impose a variety of operational requirements relating to radio frequency emissions. The potential connection between radio frequency emissions and negative health effects, including some forms of cancer, has been the subject of substantial study by the scientific community in recent years. To date, the results of these studies have been inconclusive. Although the Company has not been named in any lawsuits alleging damages from radio frequency emissions, it is possible it could be in the future, particularly if scientific studies conclusively determine that radio frequency emissions are harmful.

ITEM 2. PROPERTIES

        At December 31, 2000, ACS Holdings' telecommunications network includes over 485 miles of fiber optic cable, over 170 switching facilities and a statewide cellular network. In addition, the Company purchased fiber capacity in May of 1999 and in January of 2001 for high-speed links within Alaska and for termination of traffic in the lower 49 states. The Company plans to continue enhancing its network to meet customer demand for increased bandwidth and advanced services. See "Business -- Network Facilities."

        Local Telephone. ACS Holdings' primary local telephone properties consist of 168 switching facilities serving 74 exchanges. The Company owns most of its administrative and maintenance facilities, customer service center, central office and remote switching platforms and transport and distribution network facilities. The Company's local telephone assets are located in Alaska. The ACS Holdings leases its corporate headquarters located in Anchorage, Alaska.

        ACS Holdings' transport and distribution network facilities include a fiber optic backbone and copper wire distribution facilities that connect customers to remote switch locations or to the central office and to points of presence or interconnection with interexchange carriers. These facilities are located on land pursuant to permits, easements, right of ways or other agreements.

        Cellular. ACS Holdings has three cellular switches, 89 cell sites and four repeaters that cover all major population centers and highway corridors throughout Alaska. In most cases, the Company leases the land on which these sites are located.

        Internet. ACS Holdings has point of presence facilities in over 25 communities serving the majority of Alaska's populated areas. These communities are linked over both owned and leased facilities to the Internet at Seattle, Washington.

        Interexchange network and other. ACS Holdings is a facilities based interexchange carrier. The Company has invested in fiber optic capacity through an indefeasible right of use that provides bandwidth between the Company's Anchorage, Fairbanks, and Juneau locations and Seattle, Washington. The Company also leases transport facilities and has arrangements with other interexchange carriers to terminate traffic in the lower 49 states.

        Substantially all of the Company's assets (including those of its subsidiaries) are pledged as collateral for its senior obligations. See Note 7 "Long-term Obligations" to the Alaska Communications Systems Holdings, Inc. Consolidated Financial Statements for further discussion.

ITEM 3. LEGAL PROCEEDINGS

         The Company is involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

        Some of the legal proceedings involving regulatory matters are described under "Business -- Regulation." In addition, the ALLTEL Publishing Corporation initiated litigation alleging improper termination of certain directory publishing contracts on February 25, 2000. Following various discovery proceedings in August and September 2000, ALLTEL filed a second amended complaint on October 10, 2000, alleging new facts in connection with its cause of action. Subsequently, in December 2000, the Company negotiated an agreement with ALLTEL that released it from all claims, known or unknown, in exchange for cash consideration.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of security holders during the fourth quarter of 2000.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company is a wholly owned subsidiary of ACS Group and as such has no publicly traded equity securities. ACS Group's Common Stock, $.01 par value, was first listed on the NASDAQ National Market on November 18, 1999 under the symbol "ALSK." Prior to November 18, 1999, there was no public market for ACS Group's Common Stock. The following table sets forth quarterly market price ranges for ACS Group's Common Stock in 2000 and in 1999 for the period during which it was publicly traded:

          2000 QUARTERS                                     HIGH           LOW
          -------------                                   --------      --------
          1st                                             $16.7500      $12.0625
          2nd                                             $14.5000      $ 9.8750
          3rd                                             $10.8750      $ 5.4375
          4th                                             $ 9.0000      $ 4.6250

          1999 QUARTERS                                     HIGH           LOW
          -------------                                   --------      --------
          4th (from November 18 through December 31)      $16.0000      $12.0000

        The approximate number of holders of record of Common Stock of ACS Group as of March 7, 2001 was 48. Management believes that actual holders exceed 1,500, including those held in the broker/dealers name on behalf of their clients.

DIVIDENDS

        The Company's parent, ACS Group, has never declared or paid any cash dividends on its common stock. ACS Group intends to retain its earnings, if any, to finance the development and expansion of its business, and, therefore, it does not anticipate paying any cash dividends in the foreseeable future. Moreover, ACS Group's ability to declare and pay cash dividends on its common stock is restricted by covenants in ACS Holdings' bank credit agreement and in the indentures governing its senior discount debentures and ACS Holdings' senior subordinated notes.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED HISTORICAL FINANCIAL DATA

        The following table sets forth selected historical consolidated financial data of ACS Holdings. Consider the following points in connection with the table:

    - The selected historical consolidated operating data for the year ended December 31, 1999 represents the consolidated results of ACS Holdings from May 15, 1999 through December 31, 1999. Certain reclassifications have been made to the 1999 combined operations to conform to the current presentation of ACS Holdings' consolidated operations.

    - "EBITDA" is net income before interest expense, taxes on income, depreciation and amortization and extraordinary items. EBITDA is not intended to represent cash flow from operations as defined under generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of the Company's operating performance or cash flows. EBITDA is presented because management believes it is a useful financial performance measure for comparing companies in the telecommunications industry in terms of operating performance and ability to satisfy debt service, capital expenditures and working capital requirements.

    -   "EBITDA margin" is EBITDA divided by total operating revenues.

        The selected historical consolidated financial data below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements of ACS Holdings and the related notes. See Index to Financial Statements and Schedules which appears on page F-1 hereof.

          ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC. AND SUBSIDIARIES
                 For the Years Ended December 31, 2000 and 1999
                    (dollars in thousands, except share data)

                                                      2000             1999
                                                    ---------        ---------
OPERATING DATA:
Operating revenues:
    Local telephone                                 $ 251,424        $ 159,151
    Cellular                                           39,490           24,836
    Internet                                            9,170            2,853
    Interexchange network and other                    12,909            6,305
                                                    ---------        ---------
       Total operating revenues                       312,993          193,145
Operating expenses:
    Local telephone                                   144,876          106,266
    Cellular                                           24,641           15,494
    Internet                                           11,785            5,121
    Interexchange network and other                    21,207            9,671
    Unusual charges                                     5,288               --
    Depreciation and amortization                      72,265           40,306
                                                    ---------        ---------
       Total operating expenses                       280,062          176,858
                                                    ---------        ---------
Operating income                                       32,931           16,287
Other income and expense:
    Interest expense                                  (62,109)         (37,517)
    Interest income and other                           3,631              426
    Equity in loss of investments                        (303)            (198)
                                                    ---------        ---------
       Total other income (expense)                   (58,781)         (37,289)
                                                    ---------        ---------
Loss before income taxes                              (25,850)         (21,002)
Income tax benefit                                       (197)            (301)
                                                    ---------        ---------
Net loss                                            $ (25,653)       $ (20,701)
                                                    =========        =========
OTHER FINANCIAL DATA:
Cash provided (used) by operating activities        $ 143,547        $ (50,648)
Cash used by investing activities                     (74,699)        (774,368)
Cash provided (used) by financing activities          (15,958)         833,741
EBITDA                                                108,524           56,821
EBITDA margin                                            34.7%            29.4%
Capital expenditures                                  (72,253)         (74,792)

OTHER DATA (END OF PERIOD)
Access lines in service                               329,460          325,608
Cellular subscribers                                   75,933           73,068
Cellular penetration                                     16.5%            15.9%

BALANCE SHEET DATA (END OF PERIOD)
Total assets                                        $ 909,306        $ 937,711
Long-term debt including current portion              599,642          598,407
Stockholders' equity                                  231,153          266,541

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

        - The Company derived the selected historical combined financial data as of December 31, 1996, from the unaudited combined financial statements of CenturyTel's Alaska Properties which are not included in this Form 10-K.

        - CenturyTel acquired its Alaska properties on December 1, 1997 as part of its acquisition of Pacific Telecom. This acquisition was accounted for as a purchase, resulting in a pushdown of $248 million of goodwill to CenturyTel's Alaska Properties.

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

        The selected historical combined financial data below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the combined financial statements of CenturyTel's Alaska Properties and the related notes. See Index to Financial Statements and Schedules which appears on page F-1 hereof.

                                                            CenturyTel's Alaska Properties
                                              ------------------------------------------------------------
                                                   Century Telephone
                                                    Enterprises, Inc.                Pacific Telecom
                                              ----------------------------    ----------------------------
                                                Year          Dec. 1, 1997    Jan. 1, 1997
                                                Ended          to Dec 31,      to Nov. 30,
                                                1998             1997             1997             1996
                                              ---------       ------------    -------------      ---------
                                                              (Amounts in Thousands)
OPERATING DATA:
Operating revenues:
    Local telephone                           $ 121,933        $  10,255        $  79,330        $  75,950
    Cellular                                      2,576              181            5,120            4,823
                                              ---------        ---------        ---------        ---------
       Total operating revenues                 124,509           10,436           84,450           80,773

Operating expenses:
    Local telephone                              72,008            6,434           42,404           41,789
    Cellular                                      2,128              147            3,082            3,381
    Depreciation and amortization                30,459            2,466           15,823           15,348
                                              ---------        ---------        ---------        ---------
       Total operating expenses                 104,595            9,047           61,309           60,518

Operating income                                 19,914            1,389           23,141           20,255

Interest expense, net                            (1,405)            (171)          (2,169)          (1,996)
Other income (expense)                              356               53             (298)             (33)
                                              ---------        ---------        ---------        ---------

Income before income taxes                       18,865            1,271           20,674           18,226
Income taxes                                      9,218              736            7,746            6,737
                                              ---------        ---------        ---------        ---------
Net income                                    $   9,647        $     535        $  12,928        $  11,489
                                              =========        =========        =========        =========

OTHER FINANCIAL DATA:
Cash provided by operating activities         $  38,291        $   5,588        $  21,213        $  34,589
Cash used by investing activities               (26,664)          (3,279)         (13,554)         (20,611)
Cash used by financing activities                (6,770)          (2,563)          (8,209)         (12,947)
EBITDA                                           50,729            3,908           38,666           35,570
EBITDA margin                                      40.7%            37.4%            45.8%            44.0%
Capital expenditures                             26,799            1,825           14,575           20,465

OTHER DATA (END OF PERIOD):
Access lines in service                         131,858          124,869               --           82,969
Cellular subscribers                              2,945            2,096               --            5,573
Cellular penetration                                5.2%             3.7%              --              3.8%

BALANCE SHEET DATA (END OF PERIOD):
Total assets                                  $ 472,660        $ 459,175               --        $ 162,834
Long-term debt including current portion         43,408           42,950               --           44,294
Stockholders' equity                            400,962          391,314               --           92,137

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

        - ACS Holdings derived the selected historical financial data as of December 1996 from the audited financial statements of ATU, which are not included in this Form 10-K.

        - "Other income (expense)" includes the equity in earnings (losses) from minority investments.

        - During the periods presented, ATU was a public utility of the Municipality of Anchorage and was exempt from federal and state taxes on income.

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

                                                                  ATU
                                              -------------------------------------------
                                                1998             1997             1996
                                              ---------        ---------        ---------
                                                         (Amounts in Thousands)
OPERATING DATA:
Operating revenues:
    Local telephone                           $ 121,057        $ 116,555        $ 113,415
    Cellular                                     29,225           21,845           16,897
    Long distance                                 6,815            1,541                2
                                              ---------        ---------        ---------
       Total operating revenues                 157,097          139,941          130,314

Operating expenses:
    Local telephone                              74,240           74,994           75,980
    Cellular                                     19,961           14,455           12,379
    Long distance                                10,395            4,644              543
    Depreciation and amortization                29,608           26,839           20,496
                                              ---------        ---------        ---------
       Total operating expenses                 134,204          120,932          109,398

Operating income                                 22,893           19,009           20,916

Interest expense, net                            (6,427)          (6,768)          (6,840)
Other income (expense)                           (2,896)            (123)            (219)
                                              ---------        ---------        ---------

Income before income taxes                       13,570           12,118           13,857
Income taxes                                         --               --               --
                                              ---------        ---------        ---------
Net income                                    $  13,570        $  12,118        $  13,857
                                              =========        =========        =========

OTHER FINANCIAL DATA:
Cash provided by operating activities         $  53,207        $  46,641        $  42,120
Cash used by investing activities                (5,659)          (3,665)            (787)
Cash used by financing activities               (33,580)         (46,916)         (30,095)
EBITDA                                           49,605           45,725           41,193
EBITDA margin                                      31.6%            32.7%            31.6%
Capital expenditures                             29,644           35,187           24,958

OTHER DATA (END OF PERIOD):
Access lines in service                         168,536          158,486          154,752
Cellular subscribers                             63,627           53,035           37,651
Cellular penetration                               15.8%            13.3%            12.6%

BALANCE SHEET DATA (END OF PERIOD):
Total assets                                  $ 350,245          323,124        $ 308,810
Long-term debt including current portion        172,521          151,945          146,412
Stockholders' equity                            141,884          136,414          132,596

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

INTRODUCTION

        This discussion and analysis should be read in conjunction with the financial statements and related notes and the other financial information included elsewhere in this Form 10-K.

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS

            ACS Holdings is a wholly owned subsidiary of ACS Group. ACS Holdings was formed in 1998 by Fox Paine & Company, members of the former senior management team of Pacific Telecom, Inc., and other experienced telecommunications industry executives. In May 1999, the Company acquired CenturyTel's Alaska Properties and Anchorage Telephone Utility or ATU. CenturyTel's Alaska Properties were the incumbent provider of local telephone services in Juneau, Fairbanks and more than 70 rural communities in Alaska and provided Internet services to customers statewide. CenturyTel's Alaska Properties included ACS of Fairbanks, Inc., ACS of Alaska, Inc., and ACS of the Northland, Inc. ATU was the largest LEC in Alaska and provided local telephone and long distance services primarily in Anchorage and cellular services statewide. ATU provided long distance services through ATU Long Distance, Inc. and cellular services through MACtel, Inc. These companies are now known as ACS of Anchorage, Inc., ACS Long Distance, Inc. and ACS Wireless, Inc.

        The financial statements for the ACS Holdings represent the operations of the following entities:

           -   Alaska Communications Systems Holdings, Inc.

           -   ACS of Alaska, Inc. (formerly Telephone Utilities of Alaska,
               Inc.)

           - ACS of the Northland, Inc. (formerly Telephone Utilities of the Northland, Inc.)

           -   ACS of Fairbanks, Inc. (formerly PTI Communications of Alaska,
               Inc.)

           -   ACS of Anchorage, Inc. (formerly Alaska Communications Systems,
               Inc.)

           -   ACS Wireless, Inc. (formerly MACtel, Inc.)

           -   ACS Long Distance, Inc. (formerly ATU Long Distance, Inc.)

           -   ACS Television, L.L.C. (formerly Alaskan Choice Television,
               L.L.C.)

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

           -   wholesale service to CLECs,

           - network access services to interexchange carriers for origination and termination of interstate and intrastate long distance phone calls,

           -   enhanced services,

           -   ancillary services, such as B&C, and

           -   universal service payments;

        -  the provision of wireless services;

        -  the provision of Internet services; and;

        - the provision of interexchange network services and other services, including:

           -   the provision of long distance services and

           -   the provision of wireless cable television services.

        ACS Holdings also recognizes its proportionate share of the net income or loss of its minority-owned investments.

        Within the telecommunications industry, LECs have historically enjoyed stable revenue and cash flow from local exchange operations resulting from the need for basic telecommunications services, the highly regulated nature of the telecommunications industry and, in the case of rural LECs, the underlying cost recovery settlement and support mechanisms applicable to local exchange operations. Basic local service is generally provided at a flat monthly rate and allows the user to place unlimited calls within a defined local calling area. Access revenues are generated by providing interexchange carriers access to the LEC's local network and its customers. Universal service revenues are a subsidy paid to rural LECs to support the high cost of providing service in rural markets. Other service revenue is generated from ancillary services, enhanced services and Internet access.

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

        LECs have three basic tiers of customers:

           - business and residential customers located in their local service areas that pay for local phone service,

           - interexchange carriers that pay for access to long distance calling customers located within its local service areas and

           - CLEC's that pay for wholesale access to the Company's network in order to provide competitive local service on either a wholesale or UNE basis as prescribed under the 1996 Act.

        LECs provide access service to numerous interexchange carriers and may also bill and collect long distance charges from interexchange carrier customers on behalf of the interexchange carriers. The amount of access charge revenue associated with a particular interexchange carrier varies depending upon long distance calling patterns and the relative market share of each long distance carrier.

        ACS Holdings' local service rates for end users are authorized by the RCA. Authorized rates are set by the FCC and the RCA for interstate and intrastate access charges, respectively, and may change from time to time.

RESULTS OF OPERATIONS

        The following unaudited table summarizes ACS Holdings' operations for the years ended December 31, 2000, 1999 and 1998. For the year ended December 31, 1999, the summary information represents the historical combined operating results of the Predecessor Entities- prior to their ownership by ACS Holdings, from January 1, 1999 through May 14, 1999, plus the consolidated results of ACS Holdings from May 15, 1999 through December 31, 1999. For the year ended December 31, 1998, the summary information represents the historical combined operating results of the Predecessor Entities - prior to their ownership by ACS Holdings. Certain reclassifications have been made to the 1999 and 1998 combined operations to conform to the current presentation of ACS Holdings' consolidated operations.

                                               YEAR ENDED DECEMBER 31,
                                       ------------------------------------------
                                       CONSOLIDATED             COMBINED
                                       ------------     -------------------------
                                          2000            1999            1998
                                       ------------     ---------       ---------
                                                     (in thousands)
Operating revenues
  Local telephone:
     Local network service              $  92,420       $  94,499       $  93,079
     Network access revenue               105,172         105,366          98,578
     Directory advertising                 32,056          27,911          26,507
     Deregulated revenue and other         21,776          21,198          19,644
                                        ---------       ---------       ---------
  Total local telephone                   251,424         248,974         237,808
  Cellular                                 39,490          36,041          31,801
  Internet                                  9,170           4,948           5,182
  Interexchange network and other          12,909           9,946           6,815
                                        ---------       ---------       ---------
        Total operating revenues          312,993         299,909         281,606

Operating expenses
  Local telephone                         144,876         160,200         141,933
  Cellular                                 24,641          23,748          22,089
  Internet                                 11,785           7,612           4,315
  Interexchange network and other          21,207          14,509          10,395
  Unusual charges                           5,288              --              --
  Depreciation and amortization            72,265          63,487          60,067
                                        ---------       ---------       ---------
     Total operating expenses             280,062         269,556         238,799
                                        ---------       ---------       ---------

Operating income                           32,931          30,353          42,807

Other income and expense:
  Interest expense                        (62,109)        (42,043)        (12,982)
  Interest income and other                 3,631           2,899           5,555
  Equity in loss of investments              (303)         (1,569)         (2,945)
                                        ---------       ---------       ---------
     Total other income (expense)         (58,781)        (40,713)        (10,372)
                                        ---------       ---------       ---------

Income (loss) before income taxes         (25,850)        (10,360)         32,435
Income tax expense (benefit)                 (197)          3,643           9,218
                                        ---------       ---------       ---------
Net income (loss)                       $ (25,653)      $ (14,003)      $  23,217
                                        =========       =========       =========

        TWELVE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO TWELVE MONTHS ENDED DECEMBER 31, 1999

OPERATING REVENUES

        Operating revenues increased $13.1 million, or 4.4%, for the year ended December 31, 2000 compared to the year ended December 31, 1999. Local telephone, cellular, Internet and interexchange network and other revenues all increased compared to the prior period.

        Local Telephone

        Local telephone revenues, which consist of local network service, network access revenue, directory advertising and deregulated and other revenues, increased $ 2.5 million, or 1.0%, for the year ended December 31, 2000 compared to the same period in 1999.

        The local network service component of local telephone revenues was $92.4 million during 2000 compared with $94.5 million during 1999. Revenue decreased $2.1 million or 2.2% from the prior year, despite growth in average total access lines in service of 4.6% and increased penetration of enhanced features. The net decrease was due primarily to charges for uncollectible accounts and increased market penetration of lower margin wholesale lines in the Anchorage market. The charges for uncollectible accounts recorded against local network service revenue in 2000 were $4.1 million in excess of those recorded during 1999, accounting for more than 100% of the decrease in local network service revenue. The charges for uncollectible accounts were also approximately $2.6 million in excess of industry average collection rates. Collection processes have been improved and management expects that charges for uncollectible accounts will be in line with industry benchmarks going forward. Management also believes that the continued loss of market share experienced in the Anchorage market is attributable to below cost interconnection rates for UNEs currently in place. The RCA has recently approved arbitrated interconnection rates for UNEs for the Company's Fairbanks and Juneau markets which, in the opinion of management, are also below cost. See "Business - Regulation" under Item 1 of Part I of this report for further discussion.

        Network access revenues decreased by $0.2 million, or 0.2%, from $105.4 million in 1999 to $105.2 million in 2000. Network access revenues were reduced by $3.6 million in the third quarter of as a result of a complaint filed with the FCC during the third quarter alleging that one of the Company's subsidiaries exceeded their federally authorized rate of return. See "Business - Regulatory" under Item 1 of Part I of this report for further discussion of this matter. Network access revenues are based on a regulated return on rate base and recovery of allowable expenses associated with the origination and termination of toll calls. The decrease in telephone access revenues from the corresponding period in 1999 is due primarily to changes relating to cost allocation factors, rate base and expenses from period to period. Management expects that network access revenues will decline as a component of local telephone revenues for the foreseeable future.

        Directory advertising revenues increased by $4.1 million from $27.9 million in 1999 to $32.1 million in 2000. This growth corresponds with the growth in average access lines in service during 2000 over 1999 from 313,001 during 1999 to 327,534 during 2000, or an increase of 4.6%, combined with additional penetration for the current directory phone book cycles.

        Deregulated and other revenues, which grew $0.6 million, or 2.7% over 1999, consists principally of B&C services, space and power rents, deregulated equipment sales, paystation revenues and other miscellaneous telephone revenues. The revenue increase was due primarily to increased deregulated equipment sales in 2000.

        Cellular

        Cellular revenues increased $3.4 million, or 9.6%, to $39.5 million for the year ended December 31, 2000 compared to $36.0 million for the year ended December 31, 1999. This growth in revenue is due to growth in average cellular subscribers to 74,501 in 2000 from 69,820 in 1999, or 6.7%, and an increase in average revenue per unit from $43.02 in 1999 to $44.17 in 2000. The increase in average revenue per unit is due to the rollout of statewide digital service during 2000 and the introduction of new statewide and national pricing programs.

        Internet

        Internet revenues increased from $4.9 million in 1999 to $9.2 million in 2000 -- an increase of $4.2 million, or 85.3%. This increase is primarily due to the additional revenues from IAI, which was acquired in June of 2000. Internet revenues were also impacted by growth in DSL and dial-up subscribers.

        Interexchange Network and Other

        Interexchange network and other revenues include long distance and wireless cable revenues. These revenues increased from $9.9 million in 1999 to $12.9 million in 2000 -- an increase of $3.0 million, or 29.8%. Long distance revenues increased from $9.6 million in 1999 to $11.8 million in 2000 due to increases in long distance minutes of use from 67.7 million to 95.3 million and increases in circuit rent revenues, coupled with the rollout of competitive long-distance product offerings. Wireless cable revenues also increased $0.8 million due to the additional revenues from ACSTV, which was acquired in September 1999.

OPERATING EXPENSES

        Operating expenses increased $10.5 million, or 3.9%, from $269.6 million for the year ended December 31, 1999 to $280.1 million for the year ended December 31, 2000.

        Local Telephone

        The components of local telephone expense are plant specific operations, plant non-specific operations, customer operations, corporate operations and property and other operating tax expense. Depreciation and amortization associated with the operation of the local telephone segment is included in total depreciation and amortization. Local telephone expenses decreased from $160.2 million for the year ended December 31, 1999 to $144.9 million for the year ended December 31, 2000 - a decrease of $15.3 million or 9.6%. During 1999, the Company incurred one-time and transaction related costs associated with the acquisitions of the Predecessor Entities of $7.1 million. The Company also incurred $5.7 million of compensation expense related to telephone operations as a result of options granted below fair value at the date of grant, which vested fully upon the completion of ACS Group's initial public offering. Adjusted for these non-recurring items, telephone operating expenses would have been $147.4 million for 1999. As a percentage of revenue, local telephone expense decreased from 59.2% for 1999, adjusted for the non-recurring items, to 57.6% for 2000. This change in local telephone expense as a percentage of local telephone revenue improved despite approximately $4.1 million in charges for uncollectible accounts recorded against revenues during 2000 in excess of those recorded during 1999, as previously discussed. During 2000, ACS Holdings also incurred $1.1 million of local telephone expense resulting from interconnection proceedings with CLECs for which comparable costs were not incurred during the corresponding year of 1999. Management expects to incur similar additional costs associated with interconnection proceedings during 2001.

        Cellular

        Cellular expenses increased $0.9 million, or 3.8%, for the year ended December 31, 2000 compared to the year ended December 31, 1999. Cellular expense was 65.9% of cellular revenues for 1999 and 62.4% of cellular revenues for 2000.

        Internet

        Internet expenses increased by $4.2 million, or 54.8%, and decreased as a percentage of revenue from 153.8% in 1999 to 128.5% in 2000. The increase in Internet expenses was due to the acquisition in June of 2000 of IAI for which comparable costs are not included for 1999, and costs associated with developing the Company's statewide Internet infrastructure and the rollout of the DSL product.

         Interexchange Network and Other

        Interexchange network, data services and other expenses increased by $6.7 million, or 46.2%, and increased as a percentage of revenue from 145.9% in 1999 to 164.3% in 2000. The majority of this increase was the result of additional circuit and other costs associated with developing the Company's statewide network and increases in minutes of use for long distance as discussed above. Wireless cable expenses also increased due to the acquisition of ACSTV, which was completed in September of 1999.

        Unusual charges

        During the year ended December 31, 2000, ACS Holdings recorded $5.3 million of unusual charges, consisting of the write-off of approximately $1.5 million of costs related to the attempted acquisition of Matanuska Telephone Association, $0.8 million in a legal settlement and $3.0 million related to severance and restructuring plans. Employee force reductions resulting from these restructuring plans are expected to total approximately 300 by their completion, of which approximately 100 were completed by December 31, 2000. The reduction in workforce, along with other cost structure improvements, is expected to result in expense reductions for 2001 of between $12 and $15 million.

        Depreciation and Amortization

        Depreciation and amortization expense increased $8.8 million, or 13.8%, due principally to increases in plant in service for the year ended December 31, 2000 over the corresponding period of 1999.

        INTEREST EXPENSE

        Interest expense increased $20.1 million, or 47.7%, for the year ended December 31, 2000 as compared to the year ended December 31, 1999. This increase is due to $591.7 million of debt incurred by ACS Holdings in connection with the acquisitions on May 14, 1999 of substantially all of its operations.

        INCOME TAXES

        ACS Holdings has fully reserved the income tax benefit resulting from the consolidated losses it has incurred since May 14, 1999 - the date of the acquisition of substantially all of its operations. Income taxes reflected in the combined financial statements are substantially those of the Predecessor Entities.

        NET INCOME

        The decrease in net income is primarily a result of the factors discussed above.

TWELVE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO TWELVE MONTHS ENDED DECEMBER 31, 1998


        OPERATING REVENUES

        Operating revenues increased $18.3 million, or 6.5% for the twelve months ended December 31, 1999 compared to the twelve months ended December 31, 1998. Local telephone, cellular and interexchange network and other revenues all increased compared to the prior twelve-month period.

        Local Telephone

        Local telephone revenues, which consist of local network service, network access revenue, directory advertising and deregulated and other revenues, increased $11.2 million, or 4.7%, for the twelve months ended December 31, 1999 compared to the twelve months ended December 31, 1998.

        The local service revenue component of local telephone revenues was $94.5 million during 1999 compared with $93.1 million during 1998 -- an increase of $1.4 million or 1.5% over the prior year. This increase corresponds with the growth in average total access lines in service of 6.7%, partially offset by the growth in lower margin wholesale and UNE lines as a component of access line growth in the Anchorage market.

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

        Deregulated and other revenues, consists principally of B&C services, space and power rents, deregulated equipment sales, paystation revenues and other miscellaneous telephone revenues.

        Cellular

        Cellular revenues increased $4.2 million, or 13.3%, to $36.0 million for the twelve months ended December 31, 1999 compared to $31.8 million for the twelve months ended December 31, 1998. This growth in revenue is due to growth in average cellular subscribers in service to 69,820 during 1999 from 60,852 during 1998, or a growth rate of 14.7%.

        Internet

        Internet revenues decreased from $5.2 million in 1998 to $4.9 million in 1999, reflecting increased competition.

        Interexchange Network and Other

        Interexchange network and other revenues include long distance and wireless cable service revenues. These revenues increased from $6.8 million in 1998 to $9.9 million in 1999 -- an increase of $3.1 million, or 45.9%. This increase is primarily due to an increase in long distance minutes of use from
41.5 million minutes to 67.7 million minutes for 1998 and 1999, respectively.

               OPERATING EXPENSES

        Operating expenses increased $30.8 million, or 12.9 %, from $238.8 million for the twelve months ended December 31, 1998 to $269.6 million for the twelve months ended December 31, 1999. Operating expenses increased to 89.9% of revenues for the twelve months ended December 31, 1999 from 84.8% of revenues for the twelve months ended December 31, 1998. During 1999, the Company incurred one-time and transaction related costs associated with the acquisitions of the Predecessor Entities of $8.2 million. The Company also incurred $6.1 million of compensation expense in connection with options granted below fair value at the date of grant, which vested fully upon the completion of ACS Group's initial public offering. Adjusted for these non-recurring items, operating expenses would have been $255.3 million for 1999 compared with $238.8 million for 1998, or 84.4% and 85.1% of revenues for 1999 and 1998, respectively.

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

        Cellular

        Cellular expenses increased $1.7 million, or 7.5%, for the twelve months ended December 31, 1999 compared to the twelve months ended December 31, 1998. Cellular expenses included approximately $.3 million of compensation expense as previously described. Adjusted for the compensation expense, cellular expense was $23.4 million in 1999 compared to $22.1 million in 1998 - an increase of $1.3 million or 5.9% from 1998 to 1999. Cellular expense was 69.5% of cellular revenues for 1998 and, as adjusted for compensation expense, 65.1% of cellular revenues for 1999.

        Internet

        Internet expenses increased by $3.3 million, or 76.4%. The increase was the result of costs associated with developing the Company's statewide Internet infrastructure and marketing costs incurred to acquire additional customers.

         Interexchange Network and Other

        Interexchange network and other expenses increased by $4.1 million, or 39.6%, and decreased as a percentage of revenue from 152.5% in 1998 to 145.9% in 1999. The increase was the result of additional circuit and other costs associated with developing the Company's statewide network and increases in minutes of use for long distance as discussed above.

        DEPRECIATION AND AMORTIZATION

        Depreciation and amortization expense increased $3.4 million, or 5.7%, due principally to increases in plant in service for the twelve months ended December 31, 1999 over the corresponding period of 1998.

        INTEREST EXPENSE

        Interest expense increased $29.1 million, or 223.9%, for the twelve months ended December 31, 1999 as compared to the year ended December 31, 1998 due to $591.7 million of debt incurred in connection with the acquisitions of CenturyTel's Alaska Properties and ATU.

        INCOME TAXES

        ACS Holdings has fully reserved the income tax benefit resulting from the consolidated losses incurred since the date of the acquisitions of the Predecessor Entities. Income taxes reflected in the combined financial statements are substantially those of the Predecessor Entities. See Note 10, "Income Taxes," to the Alaska Communications Systems Holdings, Inc. Consolidated Financial Statements for further discussion.

        NET INCOME

        The decrease in net income is primarily a result of the factors discussed above and, in particular, the decrease in operating margin of $12.5 million and the increase in interest expense of $29.1 million as a result of the financing of the acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

        ACS Holdings has satisfied its operational and capital cash requirements primarily through internally generated funds, the sale of stock and subsequent contribution of capital by its parent, ACS Group, and debt financing. For the twelve months ended December 31, 2000 the Company's cash flows from operating activities, excluding repayment of advances by the parent, were $47.4 million. At December 31, 2000, the Company had approximately $54.7 million in working capital, with approximately $61.9 million in cash and cash equivalents. As of December 31, 2000 the Company had $75.0 million of remaining capacity under its revolving credit facility, representing 100% of available capacity.

        The Company has a $435.0 million bank credit agreement ("Senior Credit Facility") and $150.0 million in 9.375% senior subordinated notes due 2009, representing substantially all of the Company's long-term debt of $599.6 million as of December 31, 2000. In addition, $17.3 in senior discount debentures are recorded at ACS Group and are collateralized by substantially all assets of the Company. Interest on ACS Group's senior discount debentures and ACS Holdings' senior subordinated notes are payable semiannually. Interest on borrowings under the Senior Credit Facility is payable monthly, quarterly or semi-annually at the Company's option. The Senior Credit Facility requires annual principal payments commencing on May 14, 2002.

        The Company employs an interest rate hedge transaction, which fixes at 5.99% the underlying variable rate on one-half of the borrowings under the Senior Credit Facility, or $217.5 million, expiring in June 2002. The underlying variable rate for the Senior Credit Facility is based on the London Interbank Offer Rate ("LIBOR"), which is adjusted at each monthly, quarterly or semi-annual rollover date.

        The local telephone network requires the timely maintenance of plant and infrastructure. ACS Holdings' local network is of high quality, is technically advanced and will have relatively predictable annual capital needs. The Company's historical capital expenditures have been significant. The construction and geographic expansion of ACS Holdings' cellular network has required significant capital. The implementation of the Company's interexchange network and data services strategy is also capital intensive. In 1999, the Company purchased fiber capacity for $19.5 million, which was funded with monies borrowed to finance the acquisition of substantially all of its operations. Capital expenditures for 2000 were $72.3 million, including $3.2 million in capital leases. ACS Holdings anticipates total capital spending in 2001 to be approximately $75.0 million, including the purchase of additional fiber capacity for $19.5 million in January 2001. The Company intends to fund its future capital expenditures with cash on hand, through internally generated cash flows, and if necessary, through additional borrowings under the revolving credit facility.

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

EFFECT OF NEW ACCOUNTING STANDARDS

        In June 1998, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. This statement, as amended, is effective for the Company on January 1, 2001. Currently, the Company believes that adoption of this statement will not have a material impact on its consolidated statements of financial position, results of operations or cash flows.


OUTLOOK

        ACS Holdings expects the demand for telecommunications services in Alaska to grow, particularly as a result of:

        - continuing growth in demand for core telephone services and enhanced service offerings,

        - increased line demand from expected growth in the Alaskan economy and population growth in ACS Holdings' service areas,

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

        The Company cannot predict with certainty the impact of current or future regulatory developments on any of its businesses. See "Business - Regulation" under Part I, Item 1 of this report for further discussion.

        The telecommunications industry is extremely competitive, and ACS Holdings expects competition to intensify in the future. As the ILEC, the Company faces competition mainly from resellers, local providers who lease UNEs from ACS Holdings and, to a lesser degree, from facilities-based providers of local telephone services. In addition, as a result of the RCA's recent affirmation of the APUC's termination of the Company's rural exemptions, ACS Holdings may be required to provide interconnection elements and/or wholesale discounted services to competitors in all or some of its rural service areas. Moreover, while cellular telephone services have historically complemented traditional LEC services, the Company anticipates that existing and emerging wireless technologies may increasingly compete with LEC services. In cellular services, ACS Holdings currently competes with at least one other cellular provider in each of its cellular service areas. In long distance, the Company currently has less than 5% of total long distance revenues in Alaska and faces competition from the two major long distance providers in Alaska. In the highly competitive business for Internet access services, ACS Holdings currently competes with a number of established online service companies, interexchange carriers and cable companies.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company has issued senior subordinated notes and has entered into a bank credit facility. ACS Group also issued senior discount debentures, These on-balance sheet financial instruments, to the extent they provide for variable rates of interest, expose the Company to interest rate risk, with the primary interest rate risk exposure resulting from changes in LIBOR or the prime rate, which are used to determine the interest rates that are applicable to borrowings under the Company's bank credit facilities. The Company uses off-balance sheet derivative financial instruments, in particular an interest rate swap agreement, to partially hedge variable interest transactions. The Company's derivative financial instrument transaction has been entered into for hedging purposes only. The terms and characteristics of the derivative financial instruments are matched with the underlying on-balance sheet instrument or anticipated transactions and do not constitute speculative or leveraged positions independent of these exposures.

        The information below summarizes the Company's sensitivity to market risk associated with fluctuations in interest rates as of December 31, 2000. To the extent that the Company's financial instruments expose the Company to interest rate risk, they are presented within each market risk category in the table below. The table presents principal cash flows and related interest rates by year of maturity for the Company's bank credit facilities, senior subordinated notes and capital leases and other long-term obligations in effect at December 31, 2000. The LIBOR rate used in the variable rate calculation to forecast expected interest for 2001 and beyond was 6.40%, which was the three month LIBOR rate on December 31, 2000. The cash flows related to the variable portion of the interest rate swap is determined by comparing the December 31, 2000 three month LIBOR to the underlying contract rate and applying the spread to the nominal amount. For the interest rate swap agreement, the table presents the notional amount and the related reference interest rates by year of maturity. Fair values included herein have been determined based on (i) quoted market prices for senior subordinated notes; (ii) the carrying value for the bank credit facility at December 31, 2000, as interest rates are reset periodically; and (iii) by discounting expected cash flows to their present value for the interest rate swap using the weighted average interest rate of the Company's variable debt in effect at December 31, 2000. Alaska Communications Systems Holdings, Inc.'s Consolidated Financial Statements contain descriptions of the senior subordinated notes, credit facility, capital leases and other long-term obligations and the interest rate swap agreement and should be read in conjunction with the table below.

                                                                                                     THERE-    TOTAL       FAIR
                                         2000      2001      2002      2003      2004      2005      AFTER     PAID        VALUE
                                        -------   -------   -------   -------   -------   -------   -------   --------   ---------
Interest Rate Sensitivity:
Credit Facility - Tranche A:                                                                                             $ 150,000
     Interest Amount                    $13,940   $13,948   $13,826   $13,687   $13,585   $13,408   $11,566   $ 93,960
     Average interest rate (variable)      9.29%     9.30%     9.15%     9.15%     9.15%     9.15%     9.15%      9.19%

Credit Facility - Tranche B:                                                                                             $ 150,000
     Interest Amount                    $14,428   $14,328   $14,203   $14,061   $13,956   $13,775   $25,390   $110,141
     Average interest rate (variable)      9.62%     9.55%     9.40%     9.40%     9.40%     9.40%     9.40%      9.45%

Credit Facility - Tranche C:                                                                                             $ 135,000
     Interest Amount                    $13,328   $13,237   $13,123   $12,991   $12,894   $12,727   $29,651   $107,951
     Average interest rate (variable)      9.87%     9.81%     9.65%     9.65%     9.65%     9.65%     9.65%      9.70%

Senior Subordinated Notes:                                                                                               $ 126,375
     Interest Amount                    $14,090   $14,051   $14,051   $14,051   $14,090   $14,051   $47,388   $131,772
     Average interest rate (fixed)         9.38%     9.38%     9.38%     9.38%     9.38%     9.38%     9.38%      9.38%

Capital leases and other                                                                                                 $  14,641
     Interest Amount                    $ 1,449   $ 1,118   $   976   $   907   $   845   $   777   $ 4,117   $ 10,189
     Average interest rate (fixed)         8.91%     8.47%     8.60%     8.56%     8.54%     8.50%    10.36%      8.85%

Credit Facility - $75 Million Revolver                                                                                   $      --
     Interest Amount                    $    --   $    --   $    --   $    --   $    --   $    --   $    --   $     --
     Average interest rate (variable)      0.00%     0.00%     0.00%     0.00%     0.00%     0.00%     0.00%      0.00%
     Comittment fee                     $   381   $   380   $   380   $   380   $   381   $   380   $   140   $  2,423
     Average interest rate (fixed)         0.50%     0.50%     0.50%     0.50%     0.50%     0.50%     0.50%      0.50%

Variable to Fixed Interest Rate Swap
 -- Credit Facility:                                                                                                     $  (1,243)
     Notional amount - $217,500
     Interest received                  $ 1,060   $   935   $   432   $    --   $    --   $    --   $    --   $  2,427
     Interest paid                      $    --   $    --   $    --   $    --   $    --   $    --   $    --   $     --
     Average receive rate                  0.49%     0.43%     0.41%     0.00%     0.00%     0.00%     0.00%      0.44%
     Average pay rate                        --        --        --        --        --        --        --       0.00%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Combined and consolidated financial statements of Alaska Communications Systems Holdings, Inc. and Subsidiaries, CenturyTel's Alaska Properties, and Municipality of Anchorage Telephone Utility Fund are submitted as a separate section of this Form 10-K. See Index to Financial Statements and Schedules which appears on page F-1 hereof.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Except for the following information regarding ACS Holdings' executive officers and directors, the information required by this item will be included in ACS Group's definitive proxy statement for its 2001 Annual Meeting of Stockholders (the "Proxy Statement"), or by an amendment to this report to be filed on or before April 30, and such information is incorporated herein by reference.

EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

        Set forth below are the executive officers and directors of ACS Holdings as of the date hereof:

NAME                          AGE     POSITION
----                          ---     --------
Charles E. Robinson           67      Chairman and Chief Executive Officer
Wesley E. Carson              50      President and Chief Administrative Officer
John R. Ayers                 58      Executive Vice President and Chief
                                      Operating Officer
Kevin P. Hemenway             40      Senior Vice President, Treasurer and Chief
                                      Financial Officer
Leonard A. Steinberg          47      General Counsel and Secretary
Carl H. Marrs                 51      Director
Byron I. Mallott              58      Director
W. Dexter Paine, III          40      Director
Saul A. Fox                   47      Director
Wray T. Thorn                 29      Director
Brian Rogers                  50      Director

        CHARLES E. ROBINSON, ACS Holdings' Chairman and Chief Executive Officer since May 1999, has over four decades of experience in the telecommunications industry. Mr. Robinson was instrumental in creating Alaska's long distance communications systems, including the White Alice Communications System, beginning in the late 1950's. Between 1979 and 1982, Mr. Robinson served as President of Alascom, the state's primary long distance carrier at the time. Under his guidance, Alascom developed the first statewide long distance service network in Alaska, connecting with more than 27 independent local companies. Mr. Robinson served as President and Chief Operating Officer of Pacific Telecom from 1981 until its sale to CenturyTel in 1997 and was appointed Chairman and Chief Executive Officer in 1989. Mr. Robinson remained as President and Chief Executive officer at Pacific Telecom until February 1999. Mr. Robinson has been a member of the National Security Telecommunications Advisory Committee for the last 18 years, having been appointed by President Reagan. Mr. Robinson has also served on the Board of Directors of the United States Telecommunications Association from 1993 to 1995 and from 1999 to the present. Since January 2000, Mr. Robinson has served on the Board of Directors of WJ Communications, Inc.

        WESLEY E. CARSON, ACS Holdings' President and Chief Administrative Officer, has been with the Company since its inception. Mr. Carson has held his current position since November 2000. On October 7, 1999, Mr. Carson (previously an Executive Vice President) was appointed President and Chief Operating Officer, and served in that capacity until assuming his current role. Mr. Robinson had previously held the title of President. Mr. Carson has over 20 years of telecommunications experience. He began his career in telecommunications in 1980 with TRT Telecommunications Corporation, an international data and voice carrier located in Washington, D.C. that was acquired by Pacific Telecom in 1988. From 1989 to 1998, Mr. Carson served as the Vice President of Human Resources for Pacific Telecom. From July 1998 to May 1999, Mr. Carson served as the Executive Vice President of LEC Consulting. Mr. Carson holds a B.A. in International Relations from Brigham Young University, a Master of Public Administration degree from the University of Illinois-Springfield and a J.D. from Georgetown University.

        JOHN R. AYERS is Executive Vice President and Chief Operating Officer, a position he has held since November 2000. Mr. Ayers joined ACS Holdings as Senior Vice President of Marketing and Sales in May 1999 and served in that capacity until assuming his current role. Mr. Ayers has more than 20 years of experience in the telecommunications industry. As President and co-founder of e.Net, Ltd. in 1996, Mr. Ayers served as a consultant to a variety of established and start-up businesses. From February 1983 through March 1996, Mr. Ayers held various leadership positions with Pacific Telecom and its subsidiaries, including Executive Vice President of Pacific Telecom Services Company, with responsibility for strategic planning, marketing and business development, and Executive Vice President and General Manager of Alascom, Inc., Alaska's largest interexchange carrier. Mr. Ayers holds a bachelor's degree in management from Golden Gate University.

        KEVIN P. HEMENWAY is Senior Vice President, Treasurer and Chief Financial Officer, a position he has held since November 2000. Mr. Hemenway joined ACS Holdings as Vice President and Treasurer in July 1999 and served in that capacity until assuming his current role. Mr. Hemenway has over 10 years of prior experience in the telecommunications industry. Before joining the Company, Mr. Hemenway served as the Chief Financial Officer and Treasurer of Atlantic Tele-Network, Inc. based in the U.S. Virgin Islands. From January 1990 to October 1998, as an independent consultant, Mr. Hemenway performed financial, accounting, management and rate making consulting services for the telecommunications industry, principally for Atlantic Tele-Network, Inc. and its subsidiaries. From 1986 through 1989, Mr. Hemenway was employed by Deloitte & Touche LLP as a CPA and manager, performing both audit and consulting services and from 1983 to 1986, was employed by Grant Thornton as a CPA and senior staff accountant. Mr. Hemenway graduated from Creighton University in 1982 with a B.S.B.A., majoring in accounting, and is a non-practicing CPA certificate holder registered in the State of Nebraska.

        LEONARD A. STEINBERG is General Counsel and Secretary, a position he has held since January 2001. Mr. Steinberg left private practice in June 2000 to join ACS Holdings as a Senior Attorney in the Corporate Legal Department. From 1998 to 2000, Mr. Steinberg used his expertise in regulatory and administrative matters to represent telecommunications and energy clients of Brena, Bell & Clarkson, P.C., an Anchorage, Alaska law firm. Prior to that, Mr. Steinberg was a Partner in the firm of Hoise, Wes, Sacks & Brelsford with offices in Anchorage, Alaska and San Francisco, California. Mr. Steinberg practiced in the firm's Anchorage office from 1996-1998 and in the firm's San Francisco office from 1988-1996 where he primarily represented large clients in oil and gas royalty and tax disputes. Mr. Steinberg holds a Masters in Public Administration degree from Harvard University's Kennedy School of Government, Masters of Business Administration degree from U.C. Berkeley's Haas School of Business and a J.D. from the University of California's Hastings College of Law.

        CARL H. MARRS, a director since July 1999, is President and Chief Executive Officer of Cook Inlet Region, Inc. Mr. Marrs has been with of Cook Inlet Region, Inc. for approximately 25 years. During that period Mr. Marrs has been employed in a series of management positions, culminating in his appointment as President in 1986. Mr. Marrs attended the Stanford University School of Business for Executives in 1983 and the Amos Tuck School of Business at Dartmouth College in 1986.

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

        W. DEXTER PAINE, III, a director since July 1998, was a co-founder and has been President of Fox Paine & Company since its inception in 1997. From 1994 until founding Fox Paine, Mr. Paine served as a senior partner of Kohlberg & Company. Prior to joining Kohlberg & Company, Mr. Paine served as a general partner at Robertson Stephens & Company. Mr. Paine has a B.A. in economics from Williams College. Since January 2000, Mr. Paine has served as the Chairman of the Board of Directors of WJ Communications, Inc.

        SAUL A. FOX, a director since May 1999, was a co-founder and has been Chief Executive Officer of Fox Paine & Company since its inception in 1997. From 1984 until founding Fox Paine & Company, Mr. Fox was at Kohlberg Kravis & Roberts & Co. Prior to joining KKR, Mr. Fox was an attorney at Latham & Watkins, a law firm headquartered in Los Angeles, California. Mr. Fox has a B.S. in communications and computer science from Temple University and a J.D. from the University of Pennsylvania Law School. Since January 2000, Mr. Fox has served on the Board of Directors of WJ Communications, Inc.

        WRAY T. THORN, a director since January 2000, has also been a director with Fox Paine & Company since January 2000. From 1996 until joining Fox Paine & Company, Mr. Thorn was a principal and founding member of Dubilier & Company. Prior to joining Dubilier & Company, Mr. Thorn was an associate in the Acquisition Finance Group of Chase Securities, Inc. Mr. Thorn is a graduate of Harvard University. Since January 2000, Mr. Thorn has served on the Board of Directors of WJ Communications, Inc.

        BRIAN ROGERS, a director since February 2001, is currently Principal Consultant and Chief Financial Officer for Information Insights, Inc., a management and public policy consulting firm. Mr. Rogers served as Vice President of Finance for the University of Alaska Statewide System from 1988 to 1995. Mr. Rogers is a former state legislator, who served in the Alaska State House of Representatives from 1979 to 1982. Mr. Rogers chaired the State of Alaska Long-Range Planning Commission during 1995 and 1996, and currently, as a Regent of the University of Alaska, serves as Chair of the University's Audit Committee. He holds a Master in Public Administration degree from the Kennedy School of Government, Harvard University.

        DONN T. WONNELL, Executive Vice President, General Counsel and Secretary since June 1999, left the Company in December 2000 for personal reasons unrelated to ACS Holdings.

        MICHAEL E. HOLMSTROM, Senior Vice President and Chief Financial Officer since February 1999, left the Company in November 2000 for personal reasons unrelated to ACS Holdings.

        F. SCOTT DAVIS, Senior Vice President of Non-Regulated Operations since February 2000, retired in June 2000.

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

PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) 1. Financial Statements

        Combined and consolidated financial statements of ACS Holdings and its Predecessor Entities are submitted as a separate section of this Form 10-K. See Index to Combined and Consolidated Financial Statements and Schedules which appears on page F-1 hereof.

        2. Financial Statement Schedule

        Financial statement schedules for ACS Holdings and its subsidiaries are submitted as a separate section of this Form 10-K. See Index to Combined and Consolidated Financial Statements and Schedule which appears on page F-1 hereof.

    (b) Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ended December 31, 2000.


     (c)       Exhibits

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
   2.1       Purchase Agreement, dated as of August 14, 1998, as amended, by and among ALEC Acquisition Sub Corp., CenturyTel of the Northwest, Inc.
             and CenturyTel Wireless, Inc.*

   2.2 Asset Purchase Agreement, dated as of October 20, 1998, by and between Alaska Communications Systems, Inc. and the Municipality of
             Anchorage*

   3.1       Amended and Restated Certificate of Incorporation of the Registrant*****

   3.2       Amended and Restated By-Laws of the Registrant*****

   4.1       Specimen of Common Stock Certificate*****

   4.2 Stockholders' Agreement, dated as of May 14, 1999, by and among the Registrant and the Investors listed on the signature pages thereto*

   4.3       First Amendment to Stockholders' Agreement, dated as of July 6,
             1999, by and among the Registrant and the Stockholders listed on the signature pages thereto*

   4.4       Second Amendment to Stockholders' Agreement, dated as of November
             16, 1999 by and among the Registrant and the Stockholder's listed on the signature pages thereto*****

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

   4.7 Indenture, dated as of May 14, 1999, by and between the Registrant and The Bank of New York*

   4.8 First Amendment, dated as of October 29, 1999, to Indenture listed as Exhibit No. 4.7**

   4.9 Form of Second Amendment dated as of November 17, 1999 to Indenture listed as Exhibit No. 4.7*****

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

   10.6 Employment Agreement, dated as of March 12, 1999, by and among Alaska Communications Systems Holdings, Inc., the Registrant and
             Wesley E. Carson*

   10.7      ALEC Holdings, Inc. 1999 Stock Incentive Plan*

   10.8      Alaska Communications Systems Group, Inc. 1999 Stock Incentive Plan *****

   10.9      Alaska Communications Systems Group, Inc. 1999 Non-Employee
             Director Compensation Plan *****

   10.10     Alaska Communications Systems Group, Inc. 1999 Employee Stock
             Purchase Plan *****

   12.1      Statements Re: Computation of Ratios

   21.1      Subsidiaries of the Registrant

   24.1      Powers of Attorney (included on signature page)***

----------

      * Filed as an exhibit to the Registrant's Registration Statement on Form S-4 No. 333-82361 and incorporated by reference thereto.

      ** Filed as an exhibit to the Registrant's Form 8-K filed on November 5, 1999 and incorporated by reference thereto.

      *** Previously filed on October 8, 1999 and incorporated by reference thereto.

      **** Previously filed on November 1, 1999 and incorporated by reference thereto.

      ***** Previously filed as an exhibit to the Registrants Registration
            Statement on Form S-1/A file No. 333-888753 filed on November 17, 1999 and incorporated by reference thereto.

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



                  ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.



           SIGNATURE                                TITLE                           DATE
           ---------                                -----                           ----
    /s/ Charles E. Robinson       Chief Executive Officer and Chairman of    March 14, 2001
    -----------------------       the Board
      Charles E. Robinson

      /s/ Wesley E. Carson        President and Chief Administrative         March 14, 2001
      --------------------        Officer
        Wesley E. Carson

       /s/ John R. Ayers          Executive Vice President and Chief         March 14, 2001
       -----------------          Operating Officer
         John R. Ayers

     /s/ Kevin P. Hemenway        Senior Vice President, Treasurer and       March 14, 2001
     ---------------------        Chief Financial Officer (Principal
       Kevin P. Hemenway          Accounting Officer)

    /s/ Leonard A. Steinberg      General Counsel and Secretary              March 14, 2001
    ------------------------
      Leonard A. Steinberg

       /s/ Carl A. Marrs          Director                                   March 14, 2001
       -----------------
         Carl A. Marrs

      /s/ Byron I. Mallott        Director                                   March 14, 2001
      --------------------
        Byron I. Mallott

        /s/ Brian Rogers          Director                                   March 14, 2001
        ----------------
          Brian Rogers

    /s/ W. Dexter Paine, III      Director                                   March 14, 2001
    ------------------------
     W. Dexter Paine, III

        /s/ Saul A. Fox           Director                                   March 14, 2001
        ---------------
          Saul A. Fox

       /s/ Wray T. Thorn          Director                                   March 14, 2001
       -----------------
         Wray T. Thorn

             INDEX TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS


ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
  Independent Auditors' Report                                                           F-2
  Consolidated Balance Sheets - December 31, 2000 and 1999                               F-3
  Consolidated Statements of Operations - Years Ended December 31, 2000 and 1999         F-4
  Consolidated Statements of Stockholder's Equity - Years Ended December 31,
      2000 and 1999                                                                      F-5
  Consolidated Statements of Cash Flows - Years Ended December 31, 2000 and 1999
      and Period from July 16, 1998 (Date of Inception) through December 31, 1998        F-6
  Notes to Consolidated Financial Statements - Years Ended December 31, 2000
      and 1999                                                                           F-7
  Schedule II- Valuation and Qualifying Accounts                                        F-27

CENTURYTEL ALASKA PROPERTIES
  Independent Auditors' Reports                                                         F-28
  Combined Balance Sheets--December 31, 1997 and December 31, 1998                      F-30
  Combined Statements of Income and Retained Earnings--Year Ended December 31,
      1996, Eleven Months Ended November 30, 1997, One Month Ended December 31,
      1997 and Year Ended December 31, 1998                                             F-31
  Combined Statements of Cash Flows--Year Ended December 31, 1996, Eleven Months
      Ended November 30, 1997, One Month Ended December 31, 1997 and Year Ended
      December 31, 1998                                                                 F-32
  Notes to Combined Financial Statements--Year Ended December 31, 1996, Eleven
      Months Ended November 30, 1997, One Month Ended December 31, 1997 and Year
      Ended December 31, 1998                                                           F-33

MUNICIPALITY OF ANCHORAGE TELEPHONE UTILITY FUND
  Independent Auditors' Report                                                          F-43
  Balance Sheets--December 31, 1997 and December 31, 1998                               F-44
  Statements of Revenues, Expenses, and Changes in Retained Earnings--
      Years Ended December 31, 1996, 1997 and 1998                                      F-45
  Statements of Cash Flows--Years Ended December 31, 1996, 1997 and 1998                F-46
  Notes to Financial Statements--Years Ended December 31, 1996, 1997 and 1998           F-47

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholder
Alaska Communications Systems Holdings, Inc.
Anchorage, Alaska

        We have audited the consolidated balance sheets of Alaska Communications Systems Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholder's equity, and cash flows for the years ended December 31, 2000 and 1999, and the consolidated statement of cash flows for the period from July 16, 1998 (date of inception) through December 31, 1998. Our audits included the financial statement schedule listed in Item 14(a)2 of Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alaska Communications Systems Holdings, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations, and their cash flows for the years ended December 31, 2000 and 1999 and their cash flows for the period from July 16, 1998 (date of inception) through December 31, 1998 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



/s/ DELOITTE & TOUCHE LLP

Portland, Oregon
February 20, 2001

                  ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999
                       (In Thousands Except Share Amounts)


                                ASSETS                                     2000           1999
                                                                         ---------      ---------
Current assets:
    Cash and cash equivalents                                            $  61,896      $   9,006
    Accounts receivable-trade, net of allowance of $9,831 and $5,203        46,337         49,323
    Accounts receivable-affiliate                                            1,516         97,676
    Materials and supplies                                                  11,103          5,923
    Prepayments and other current assets                                     4,304          3,533
                                                                         ---------      ---------
       Total current assets                                                125,156        165,461

Investments                                                                  1,370          1,673

Property, plant and equipment                                              953,557        902,131
Less:  Accumulated depreciation and amortization                           492,822        452,304
                                                                         ---------      ---------
    Property, plant and equipment, net                                     460,735        449,827

Goodwill, net of accumulated amortization of $11,753 and $4,243            258,236        250,346
Other assets                                                                63,809         70,404
                                                                         ---------      ---------
Total assets                                                             $ 909,306      $ 937,711
                                                                         =========      =========

                      LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
    Current portion of long-term obligations                                 2,870          4,944
    Accounts payable-trade                                                  31,865         30,688
    Accounts payable-affiliate                                               1,145            610
    Advance billings and customer deposits                                   8,689          7,521
    Accrued and other current liabilities                                   25,860         20,324
                                                                         ---------      ---------
       Total current liabilities                                            70,429         64,087

Long-term obligations, net of current portion                              596,772        593,463
Unamortized investment tax credits                                             197            394
Other deferred credits and long-term liabilities                            10,755         13,226
Commitments and contingencies                                                   --             --

Stockholder's equity:
    Common stock, $.01 par value; 1,000 shares authorized, 1 share
       issued and outstanding                                                   --             --
    Contributed capital                                                    287,242        287,242
    Accumulated deficit                                                    (56,089)       (20,701)
                                                                         ---------      ---------
       Total stockholder's equity                                          231,153        266,541
                                                                         ---------      ---------
Total liabilities and stockholder's equity                               $ 909,306      $ 937,711
                                                                         =========      =========


                 See Notes to Consolidated Financial Statements

                  ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                            2000           1999
                                          ---------      ---------
Operating revenues:
     Local telephone                      $ 251,424      $ 159,151
     Cellular                                39,490         24,836
     Internet                                 9,170          2,853
     Interexchange network and other         12,909          6,305
                                          ---------      ---------
         Total operating revenues           312,993        193,145

Operating expenses:
     Local telephone                        144,876        106,266
     Cellular                                24,641         15,494
     Internet                                11,785          5,121
     Interexchange network and other         21,207          9,671
     Unusual charges                          5,288             --
     Depreciation and amortization           72,265         40,306
                                          ---------      ---------
         Total operating expenses           280,062        176,858
                                          ---------      ---------

Operating income                             32,931         16,287

Other income and expense:
     Interest expense                       (62,109)       (37,517)
     Interest income and other                3,631            426
     Equity in loss of investments             (303)          (198)
                                          ---------      ---------
         Total other income (expense)       (58,781)       (37,289)
                                          ---------      ---------

Loss before income taxes                    (25,850)       (21,002)

Income tax benefit                              197            301
                                          ---------      ---------

Net loss                                  $ (25,653)     $ (20,701)
                                          =========      =========


                 See Notes to Consolidated Financial Statements

                  ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                COMMON      CONTRIBUTED   ACCUMULATED    STOCKHOLDER'S
                                STOCK         CAPITAL       DEFICIT         EQUITY
                               ---------    -----------   -----------    -------------
Balance, December 31, 1998     $      --     $      --     $      --      $      --

Contribution of capital               --       287,242            --        287,242

Net loss                              --            --       (20,701)       (20,701)
                               ---------     ---------     ---------      ---------

Balance, December 31, 1999            --       287,242       (20,701)       266,541

Dividends                             --            --        (9,735)        (9,735)

Net loss                              --            --       (25,653)       (25,653)
                               ---------     ---------     ---------      ---------

Balance, December 31, 2000     $      --     $ 287,242     $ (56,089)     $ 231,153
                               =========     =========     =========      =========


                 See Notes to Consolidated Financial Statements

                  ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   YEARS ENDED DECEMBER 31, 2000 AND 1999 AND
    PERIOD FROM JULY 16, 1998 (DATE OF INCEPTION) THROUGH DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                                                      2000           1999           1998
                                                                                    ---------      ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                            $ (25,653)     $ (20,701)     $      --
Adjustments to reconcile net loss to net cash provided by operating activities:
     Depreciation and amortization                                                     72,265         40,306             --
     Amortization of debt issuance costs                                                4,526          2,855             --
     Amortization of deferred compensation - stock options                                 --          6,145             --
     Investment tax credits                                                              (197)          (301)            --
     Capitalized interest                                                              (1,096)          (860)            --
     Other deferred credits                                                            (1,141)         2,987             --
     Changes in components of working capital:
       Accounts receivable and other current assets                                    (6,443)         3,196             --
       Accounts receivable - affiliates                                                96,160        (97,676)            --
       Accounts payable and other current liabilities                                   4,126         13,968             --
       Other                                                                            1,000           (567)            --
                                                                                    ---------      ---------      ---------
Net cash provided (used) by operating activities                                      143,547        (50,648)            --

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction and capital expenditures, net of capitalized interest                    (69,101)       (74,052)           (36)
Cost of acquisitions, net of cash received                                             (5,598)      (697,732)            --
Other assets                                                                               --         (2,584)          (261)
Accounts receivable from employees and related party                                       --             --            (42)
                                                                                    ---------      ---------      ---------
Net cash used by investing activities                                                 (74,699)      (774,368)          (339)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances from stockholder                                                    --             --            620
Proceeds from the issuance of long-term debt                                               --        592,927             --
Payments on long-term debt                                                             (6,223)        (3,269)            --
Debt issuance costs                                                                        --        (37,014)            --
Contributed capital                                                                        --        281,097             --
Dividends                                                                              (9,735)            --             --
                                                                                    ---------      ---------      ---------
Net cash provided (used) by financing activities                                      (15,958)       833,741            620

Increase in cash                                                                       52,890          8,725            281
Cash and cash equivalents at beginning of the year                                      9,006            281             --
                                                                                    ---------      ---------      ---------
Cash and cash equivalents at the end of the year                                    $  61,896      $   9,006      $     281
                                                                                    =========      =========      =========

SUPPLEMENTAL CASH FLOW DATA:
Interest paid                                                                       $  57,418      $  31,783      $      --
Income taxes paid                                                                          --             --             --
SUPPLEMENTAL NONCASH TRANSACTIONS:
Property acquired under capital leases                                              $   3,152      $     740      $      --
Note payable in connection with acquisition                                             2,250             --             --


                 See Notes to Consolidated Financial Statements

                  ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


1.  DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Alaska Communications Systems Holdings, Inc. and Subsidiaries (the "Company" or "ACS Holdings") (formerly ALEC Holdings, Inc.), a Delaware corporation, is engaged principally in providing local telephone, wireless, Internet and interexchange network and other services to its customers in the State of Alaska through its telecommunications subsidiaries. The Company was organized in July of 1998 for the purpose of acquiring and operating telecommunications properties. The principal activities in 1998 and through May 14, 1999 were the preparation of systems and obtaining financing for pending acquisitions (see Note 2, Acquisitions). On May 14, 1999, the Company was acquired and became a wholly owned subsidiary of Alaska Communications Systems Group, Inc. (the "Parent" or "ACS Group").

        The consolidated financial statements for the Company represent the operating results of the following legal entities from the date of their respective acquisition (see Note 2, Acquisitions):

    -   Alaska Communications Systems Holdings, Inc.

    -   ACS of Alaska, Inc. ("ACSAK") (formerly Telephone Utilities of Alaska,
        Inc.)

    - ACS of the Northland, Inc. ("ACSN") (formerly Telephone Utilities of the Northland, Inc.)

    - ACS of Fairbanks, Inc. ("ACSF") (formerly PTI Communications of Alaska, Inc.)

    - ACS of Anchorage, Inc. ("ACSA") (formerly Alaska Communications Systems, Inc.)

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

    - ACS Television, L.L.C. ("ACSTV") (formerly Alaskan Choice Television, L.L.C.)

    -   ACS Internet, Inc. (formerly PTINet, Inc.)

    -   Internet Alaska, Inc. ("IAI")

        A summary of significant accounting policies followed by the Company is set forth below:

Basis Of Presentation

        The accompanying consolidated financial statements are as of and for the years ended December 31, 2000 and 1999 and include the operations of the Company and ACSAK, ACSN, ACSF, ACSA, ACSW, ACSLD, and ACS Internet, Inc. since their acquisition on May 14, 1999, ACSTV since its acquisition on September 30, 1999, and IAI since its acquisition on June 16, 2000.

        The consolidated financial statements include all majority-owned subsidiaries. All significant intercompany balances have been eliminated.

        Certain reclassifications have been made to the 1999 financial statements to make them conform to the current presentation, including a reduction of operating revenues and operating expenses of $474 to conform to the current practice of eliminating intersegment revenue and expense.

Use Of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

Cash and Cash Equivalents

        For purposes of the consolidated balance sheets and statements of cash flows, the Company generally considers all investments with a maturity at acquisition of three months or less to be cash equivalents.

                  ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Materials and Supplies

        Materials and supplies are carried in inventory at the lower of weighted average cost or market.

Investments

        Investments in unconsolidated subsidiaries and other investees in which the Company has 20% to 50% interest or otherwise exercises significant influence are accounted for under the equity method.

        Investments carried at equity consists of the following at December 31, 2000:

        Company:                             Carrying value       Percent Owned
           Alaska Network Services, Inc.         $1,370               47.0%

        Investments carried at equity consists of the following at December 31, 1999:

        Company:                             Carrying value       Percent Owned
           Alaska Network Services, Inc.         $1,614               47.0%
           Internet Alaska, Inc.                     59               28.5%
                                                 ------
                                                 $1,673
                                                 ------

        Alaska Network Services, Inc. (ANS) by vote of its Board of Directors has elected to wind up its operations and dissolve, which it expects to complete during 2001. During 2000 the Company wrote down its investment in ANS to its expected realizable value.

        The Company acquired all outstanding shares of IAI on June 16, 2000.

Property, Plant and Equipment

        Telephone plant is stated substantially at original cost of construction. Telephone plant retired in the ordinary course of business, together with cost of removal, less salvage, is charged to accumulated depreciation with no gain or loss recognized. Renewals and betterments of telephone plant are capitalized while repairs, as well as renewals of minor items, are charged to operating expense as incurred. The Company provides for depreciation of telephone plant on the straight-line method, using rates approved by the regulatory authorities. The composite annualized rate of depreciation for all classes of property, plant, and equipment was 6.6% and 6.5% for 2000 and 1999, respectively.

        The company is the lessee of equipment and buildings under capital leases expiring in various years through 2019. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The assets are amortized over the lower of their related lease terms or their estimated productive lives. Amortization of assets under capital leases is included in depreciation expense for 2000 and 1999.

        Non-Telephone plant is stated at purchased cost and, when sold or retired, a gain or loss is recognized. Depreciation of such property is provided on the straight-line method over its estimated service life ranging from three to 20 years.

Cellular, PCS, and UHF Licenses

        Cellular, PCS, and UHF licenses are stated at purchased cost. Amortization is computed on the straight-line method over an estimated useful life of 40 years. These licenses are renewable at the Company's option in perpetuity. The amortization expense for 2000 and 1999 was $606 and $347, respectively.

                  ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill

        Goodwill represents the excess of cost of companies acquired over the fair value of their net assets at dates of acquisition. Goodwill associated with the purchase of telephone properties is amortized on the straight-line method over 40 years. Goodwill associated with non-regulated properties is amortized using the straight-line method over 15 years. The amortization expense for 2000 and 1999 was $7,510 and $4,243, respectively.

Debt Issue Costs

        Legal, accounting and financing fees, printing costs, and other expenses associated with the senior credit facility, and senior subordinated notes are being amortized on the straight-line method over the term of the debt, which approximates the effective interest method. Amortization expense included in interest expense for 2000 and 1999 was $4,526 and $2,855.

Revenue Recognition

        Recurring local service revenues are billed one month in advance and are deferred until earned. Nonrecurring revenues are billed in arrears and are recognized when earned. Additionally, the Company establishes estimated bad debt reserves against uncollectible revenues incurred during the period. During 2000 and 1999, no customer accounted for more than 10% of the consolidated revenues of the Company.

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

Income Taxes

        The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred taxes reflect the temporary differences between the financial and tax bases of assets and liabilities using the enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent that it is unlikely they will be realized. One of the acquired companies had a remaining unamortized regulatory investment tax credit of $695 at May 14, 1999, of which $301 was amortized against income in 1999, $197 was amortized against income in 2000 leaving a remaining balance of $197 at December 31, 2000.

Regulatory Accounting and Regulation

        The local telephone exchange operations of the Company account for costs in accordance with the accounting principles for regulated enterprises prescribed by Statements of Financial Accounting Standards ("SFAS") No. 71, Accounting for the Effects of Certain Types of Regulation. This accounting recognizes the economic effects of rate regulation by recording cost and a return on investment as such amounts are recovered through rates authorized by regulatory authorities. Accordingly, under SFAS No. 71, plant and equipment is depreciated over lives approved by regulators and certain costs and obligations are deferred based upon approvals received from regulators to permit recovery of such amounts in future years. Depreciable lives of plant and equipment approximate their estimated economic lives. Unregulated revenues and costs incurred by the local telephone exchange operations and non-regulated operations of the Company are not accounted for under SFAS No. 71 principals. The effect of adopting SFAS 101 , Regulated Enterprises - Accounting for the Discontinuation of Application of FASB Statement No. 71, would not be material to the Company's financial position, results of operations or cash flows.

                  ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Regulatory Accounting and Regulation, continued

        The local telephone exchange activities of the Company are subject to rate regulation by the FCC for interstate telecommunication service, and the RCA for intrastate and local exchange telecommunication service. The Company, as required by the FCC, accounts for such activity separately. Long distance services of the Company are subject to rate regulation as a non-dominant interexchange carrier by the FCC for interstate telecommunication services and the RCA for intrastate telecommunication services. Cellular operations are not subject to rate regulation.

Impairment of Long-Lived Assets

        The Company evaluates the carrying value of property, plant and equipment and intangibles if events or changes in circumstances indicate the carrying amount of such assets may not be fully recoverable on the undiscounted cash flow basis of the underlying business.

Comprehensive Income (Loss)

        The Company's comprehensive loss is equal to its net loss for all periods presented.

Recent Accounting Pronouncements

        In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value. This statement, as amended, is effective beginning for the Company's fiscal year ending December 31, 2001. Currently, the Company believes that adoption of this statement will not have a material impact on its consolidated statements.


2.  ACQUISITIONS

        On May 14, 1999, ACS Holdings acquired Century Telephone Enterprise, Inc.'s Alaska holdings, including ACSAK, ACSN, ACSF, Pacific Telecom of Alaska PCS, Inc., and Pacific Telecom Cellular of Alaska, Inc., excluding the assets, liabilities and equity of Alaska RSA#1 (collectively, "CenturyTel Alaska properties"). On the same date, ACS Holdings also acquired from the Municipality of Anchorage ACSA and its subsidiaries, ACSW and ACSLD (collectively, "ATU"). These holdings include local area exchange service, long distance service, Internet service and cellular operations throughout rural Alaska and Anchorage. Both acquisitions were accounted for under the purchase method of accounting. The financial statements reflect the allocation of the purchase price and assumption of certain liabilities and include the operating results of both ATU and CenturyTel Alaska properties from the date of acquisition. In total, the Company paid Century Telephone Enterprise $411,784 for the CenturyTel Alaska properties and the Municipality of Anchorage $265,115 for the assets acquired. Acquisition expenses totaling $19,216 were also allocated to the purchase price.

                  ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


2.  ACQUISITIONS (CONTINUED)

        The following reflects the allocation of the purchase price and the sources of funds to finance the purchase.

                                  CenturyTel
                                   Alaska
                                  properties        ATU           Total
                                  ----------     ---------      ---------
Current assets                    $  16,882      $  42,146      $  59,028
Property, plant and equipment       157,758        248,648        406,406
Other assets                         13,680         20,665         34,345
Liabilities assumed                 (19,746)       (41,177)       (60,923)
                                  ---------      ---------      ---------
Net assets acquired                 168,574        270,282        438,856
Goodwill                            250,323          6,936        257,259
                                  ---------      ---------      ---------
Total cost of acquisition           418,897        277,218        696,115
Acquisition expenses                 (7,113)       (12,103)       (19,216)
                                  ---------      ---------      ---------
Total purchase price paid         $ 411,784      $ 265,115      $ 676,899
                                  =========      =========      =========

Net assets acquired were purchased for cash provided from the following sources:

Senior credit facility revolving loan                                   $  6,700
Senior credit facility term loans                                        435,000
9-3/8% senior subordinated notes due 2009                                150,000
13% senior discount debentures due 2011                                   19,911
Issuance of common stock and warrants                                    126,289
                                                                        --------
Total sources                                                           $737,900
                                                                        ========

        These sources also provided $12,601 of working capital and included $48,400 of transaction fees and expenses.

        The following are the unaudited pro forma results for the years ended December 31, 1999 and 1998, giving effect to the acquisitions as if they had occurred at the beginning of the periods.

                                                1999                    1998
                                              ---------               ---------
Revenues                                      $ 299,909               $ 281,606
Net loss                                        (23,965)                (15,068)

        On September 30, 1999, the Company acquired a majority interest in Alaskan Choice Television, LLC ("ACTV"'). The cash purchase price was approximately $1,900. On February 14, 2000, the Company purchased the remaining one-third interest of ACTV for $3,042, including a $2,250 note payable which calls for accelerated principal payments based on the achievement of certain subscriber goals in the future. This acquisition is not included in the pro forma results above, as it would not have had a significant effect.

        On June 16, 2000, the Company acquired a 100% interest in IAI. It previously held a minority interest of 28.5%. This acquisition is not included in the pro forma results above, as it would not have had a significant effect.

                  ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


3.  ACCOUNTS RECEIVABLE

        Accounts receivable - trade at December 31, 2000 and 1999 is comprised of the following:

                                                           2000           1999
                                                          -------        -------
Accounts receivable - trade:
    Customers                                             $39,594        $36,163
    Connecting companies                                   13,410         14,261
    Other                                                   3,164          4,102
                                                          -------        -------
                                                           56,168         54,526
    Less allowance for doubtful accounts                    9,831          5,203
                                                          -------        -------
    Accounts receivable - trade, net                      $46,337        $49,323
                                                          =======        =======

4.  PROPERTY, PLANT AND EQUIPMENT

        Property, plant, and equipment at December 31, 2000 and 1999 is comprised of the following:

                                                             2000         1999
                                                           --------     --------
Property, plant, and equipment:
    Land, buildings and support assets                     $144,500     $143,806
    Central office switching and transmission               286,714      256,805
    Outside plant cable and wire facilities                 455,213      437,813
    Cellular switching and transmission systems              34,738       21,861
    Other                                                     5,311        6,316
    Construction work in progress                            27,081       35,530
                                                           --------     --------
                                                            953,557      902,131
    Less accumulated depreciation and amortization          492,822      452,304
                                                           --------     --------
    Property, plant and equipment, net                     $460,735     $449,827
                                                           ========     ========

        The following is a summary of property held under capital leases included in the above property, plant and equipment:

                                                             2000         1999
                                                            -------      -------
Property held under capital leases:
    Land, buildings and support assets                      $ 9,230      $ 8,974
    Outside plant cable and wire facilities                   2,710           --
    Other                                                       856           --
                                                            -------      -------
                                                             12,796        8,974
    Less accumulated depreciation and amortization            1,250          325
                                                            -------      -------
    Property held under capital leases, net                 $11,546      $ 8,649
                                                            =======      =======

        Amortization on assets under capital leases included in depreciation expense in 2000 and 1999 is $925 and $325, respectively.

                  ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


4.  PROPERTY, PLANT AND EQUIPMENT (CONTINUED)

        The Company leases various land, buildings, right-of-ways, and personal property under operating lease agreements. Rental expenses under operating leases for 2000 and 1999 were $4,055 and $1,030, respectively. Future minimum payments under these leases for the next five years and thereafter are as follows:

                       2001                          $ 3,126
                       2002                            2,743
                       2003                            2,213
                       2004                            1,277
                       2005                              804
                    Thereafter                         5,837
                                                     -------
                                                     $16,000
                                                     =======

5.  OTHER ASSETS

        Other assets at December 31, 2000 and 1999 was comprised of the following:

                                                                   2000         1999
                                                                  -------      -------
Debt issue costs, net of accumulated amortization
    of $7,381 and $2,855, respectively                            $29,633      $34,159
Cellular, PCS, and UHF licenses, net of amortization of $953
    and $347, respectively                                         24,943       25,431
Prepaid pension asset                                               3,862        3,530
Deferred charges and other assets                                   5,371        7,284
                                                                  -------      -------
                                                                  $63,809      $70,404
                                                                  =======      =======

6.  ACCRUED AND OTHER CURRENT LIABILITIES

        Accrued and other current liabilities at December 31, 2000 and 1999 was comprised of the following:

                                                             2000         1999
                                                            -------      -------
Accrued payroll, benefits, and related liabilities          $ 6,028      $ 7,928
Accrued personal time off                                     5,241        4,506
Accrued interest                                              3,079        2,904
Refundable access revenue                                     6,756           --
Other                                                         4,756        4,986
                                                            -------      -------
                                                            $25,860      $20,324
                                                            =======      =======

                  ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


7.  LONG-TERM OBLIGATIONS

        Long-term obligations consist of the following at December 31, 2000 and 1999:

                                                           2000           1999
                                                         --------       --------
Senior credit facility term loan - tranche A             $150,000       $150,000
Senior credit facility term loan - tranche B              150,000        150,000
Senior credit facility term loan - tranche C              135,000        135,000
9 3/8% senior subordinated notes due 2009                 150,000        150,000
Capital leases and other long-term obligations             14,642         13,407
                                                         --------       --------
                                                          599,642        598,407
Less current portion                                        2,870          4,944
                                                         --------       --------
Long-term obligations                                    $596,772       $593,463
                                                         ========       ========

        The aggregate maturities of long-term obligations for each of the five years and thereafter subsequent to December 31, 2000 are as follows:

                                                     Total
                                                   --------
                       2001                        $  2,870
                       2002                           5,195
                       2003                           5,014
                       2004                           5,072
                       2005                           5,144
                    Thereafter                      576,347
                                                   --------
                                                   $599,642
                                                   ========

Senior Credit Facility

        On May 14, 1999, the Company entered into a credit agreement with a syndicate of commercial banks which provide the Company's senior credit facility. The senior credit facility provides $435 million of term loans and a revolving credit facility with a $75 million line of credit. The Company's obligations under the senior credit facility are unconditionally and irrevocably guaranteed, joint and severally, by the Company and its subsidiaries, and secured by collateral that includes substantially all of the Company and its subsidiaries' assets. The senior credit facility contains a number of restrictive covenants and events of default, including covenants limiting capital expenditures, incurrence of debt, and the payment of dividends, and requires the Company to achieve certain financial ratios. As of December 31, 2000 and 1999 the Company was in compliance with all of the covenants of the senior credit facility except one relating to the manner in which licenses are held, for which a waiver was obtained.

        The tranche A term loan of $150 million is repayable in annual principal payments of 1% of outstanding principal commencing on May 14, 2002 with the balance due on November 14, 2006. The loan bears interest at an annual rate equal (at the Company's option) to: (1) an adjusted London inter-bank offered rate ("LIBOR") plus 2.75% or (2) a rate equal to 1.75% plus the greater of the administrative agent's prime rate, a certificate of deposit rate plus 1.00% or the federal funds rate plus .50%, in each case subject to reduction based on the Company's financial performance. The rate of interest in effect at December 31, 2000 and 1999 was 9.25% and 8.94%, respectively, and is based on the LIBOR rate option.

        The tranche B term loan of $150 million is repayable in annual principal payments of 1% of outstanding principal commencing on May 14, 2002 with the balance due on November 14, 2007. The loan bears interest at an annual rate equal (at the Company's option) to: (1) LIBOR plus 3.00% or (2) a rate equal to 2.00% plus the greater of the administrative agent's prime rate, a certificate of deposit rate plus 1.00% or the federal funds rate plus .50%. The rate of interest in effect at December 31, 2000 and 1999 was 9.50% and 9.19%, respectively, and is based on the LIBOR rate option.

                  ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


7.  LONG-TERM OBLIGATIONS (CONTINUED)

        The tranche C term loan of $135 million is repayable in annual principal payments of 1% of outstanding principal commencing on May 14, 2002 with the balance due on May 14, 2008. The loan bears interest at an annual rate equal (at the Company's option) to: (1) LIBOR plus 3.25% or (2) a rate equal to 2.25% plus the greater of the administrative agent's prime rate, a certificate of deposit rate plus 1.00% or the federal funds rate plus .50%. The rate of interest in effect at December 31, 2000 and 1999 was 9.75% and 9.44%, respectively, and is based on the LIBOR rate option.

        The senior credit facility also provides a revolving credit facility in the amount of $75 million which is available, in part, for up to $25 million in letters of credit and up to $10 million in the form of swingline loans. This revolving facility is available for seven years and outstanding balances thereunder will bear interest at an annual interest rate option equivalent to that provided under tranche A.

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

        Senior Subordinated Notes

         On May 14, 1999, the Company issued $150 million in aggregate principal amount of 9 3/8 % senior subordinated notes due 2009. Interest on the notes is payable semi-annually on May 15 and November 15, commencing November 15, 1999. The notes will mature on May 15, 2009, and are redeemable, in whole or in part, at the option of the Company, at any time on or after May 15, 2004 at 104.688% of the principal amount declining to 100% of the principal amount on or after May 15, 2007. The notes contain a number of restrictive covenants, including covenants limiting incurrence of debt and the payment of dividends. As of December 31, 2000 and 1999 the Company was in compliance with all the covenants of the notes.

        Capital leases and other long-term obligations

        The Company has entered into various capital leases and other debt agreements totaling $14,641 and $13,407 with a weighted average interest rate of 8.91% and 8.978 % at December 31, 2000 and 1999, respectively.

        Alaska Communications Systems Group, Inc. Senior Discount Debentures

        The Parent has senior discount debentures of $17,598 at December 31, 1999. As amended on October 29, 1999, interest accrues at 13% and is payable at the Parent's option semiannually on May 15 and November 15, commencing May 15, 2000 until May 15, 2004 when the Parent will be required to semiannually pay interest. The debentures will mature on May 15, 2011, and are redeemable, in whole or in part, at the option of the Parent, at any time on or after May 15, 2004 at 106.5% of the principal amount declining to 100% of the principal amount on or after May 15, 2009. The debentures contain a number of restrictive covenants, including covenants limiting incurrence of debt and the payment of dividends. Although the debt is not recorded on the Company's books, substantially all of the Company's assets are pledged to secure the Parent's senior discount debentures. The Parent relies on the Company's cash flow to service its obligations.

                  ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


8.  LOCAL TELEPHONE OPERATING REVENUE

        Local telephone operating revenues consisted of the following at December 31, 2000 and 1999:

                                                        2000          1999
                                                      --------      --------
    Local network service                             $ 92,420      $ 59,891
    Network access revenue                             105,172        67,174
    Directory advertising                               32,056        17,713
    Deregulated revenue and other                       21,776        14,373
                                                      --------      --------
        Total local telephone operating revenues      $251,424      $159,151
                                                      ========      ========

9.  UNUSUAL CHARGES

        During 2000, the Company recorded $5,288 of unusual charges, consisting of the following:

                                                                 2000
                                                                ------
         Costs incurred in attempted acquisition                $1,451
         Severance and restructuring costs                       3,019
         Legal settlement                                          818
                                                                ------
                                                                $5,288
                                                                ======

        During 2000, the Company offered to acquire the Matanuska Telephone Association, a cooperative telephone association located in Alaska, for $187,500 in cash. The acquisition was subject to approval by a vote of the membership of the cooperative association requiring a super majority, which was held in September of 2000. The membership of the association voted to approve the acquisition but failed to achieve the required super majority. The Company had incurred $1,451 of legal, consulting and other out of pocket costs associated with the attempted acquisition which were charged to expense during September 2000.

        The Company recorded $3,019 related to severance and restructuring charges under several plans adopted during 2000. Employee force reductions resulting from these restructuring plans are expected to total approximately 300 by their completion, which is expected to be during the fourth quarter of 2001. Employee groups located in Alaska within the local telephone, cellular and Internet operations are all included within the scope of the severance and restructuring plans. The plans also call for the closure of a branch operation in Vancouver, Washington. As of December 31, 2000, $962 has been paid under the plans and approximately 100 employees have been terminated.

        In December 2000, the Company settled out of court a claim by a vendor that arose from an undisclosed contractual obligation it incurred in the purchase of the Company's operations in May 1999, resulting in a charge to expense of $818.

                  ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


10. INCOME TAXES

        The Company's combined federal income and state effective income tax rate from continuing operations was a benefit of 0.8% and 1.4% in 2000 and 1999, respectively. The difference between taxes calculated as if the statutory federal rate of 35% was applied to loss from continuing operations before income tax and the recorded tax benefit is reconciled as follows:

                                                               2000           1999
                                                             --------       --------
Computed federal income taxes at the 35% statutory rate      $ (9,048)      $ (7,351)
   Increase (reduction) in tax resulting from
      State income taxes (net federal benefit)                 (1,559)        (1,272)
      Amortization of investment tax credits                     (197)          (301)
      Valuation allowance - book net operating loss            10,322          8,726
      Other                                                       285           (103)
                                                             --------       --------
Total income tax benefit                                     $   (197)      $   (301)
                                                             ========       ========

The benefit for income taxes is summarized as follows:

                                                               2000           1999
                                                             --------       --------
Current:
   Federal income tax                                        $     --       $     --
   State income tax                                                --             --
                                                             --------       --------
      Total current                                                --             --
                                                             --------       --------
Deferred:
   Federal income tax                                              --             --
   State income tax                                                --             --
                                                             --------       --------
      Total deferred                                               --             --
Amortization of investment tax credits                           (197)          (301)
                                                             --------       --------
Total income tax benefit                                     $   (197)      $   (301)
                                                             ========       ========

The effect of significant items comprising the Company's net deferred tax liability were as follows:

                                                                       2000           1999
                                                                     --------       --------
Deferred tax liabilities - long-term:
      Property, plant and equipment                                  $(16,338)      $ (4,427)
      Intangibles                                                      (7,235)           (80)
                                                                     --------       --------
Total Long-term deferred tax liabilities                              (23,573)        (4,507)
                                                                     --------       --------
Deferred tax assets:
   Current:
      Accrued compensation                                              5,329          1,433
      Accrued bad debts                                                 4,825            997
      Deferred investment tax credit                                       80            162
      Regulatory liabilities FASB 109                                      70            113
      Other                                                               143             --
                                                                     --------       --------
   Total current deferred tax assets                                   10,447          2,705
   Long-term - net operating loss carryforwards from operations        32,324         10,803
                                                                     --------       --------
Total deferred tax assets                                              42,771         13,508
   Valuation allowance                                                (19,048)        (8,726)
                                                                     --------       --------
Net deferred tax asset                                               $    150       $    275
                                                                     ========       ========

                  ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


10. INCOME TAXES (CONTINUED)

        The company has available at December 31, 2000 unused operating loss carryforwards of $78,629 that may be applied against future taxable income and that expire as follows:

                   Year of               Unused Operating
                  Expiration            Loss Carryforwards
                  ----------            ------------------
                    2019                     $18,674
                    2020                      59,955
                                             -------
                                             $78,629
                                             -------

11. STOCK INCENTIVE PLANS

        The Company's employees participate in various plans of ACS Group, which through their Compensation Committee of the board of directors, may grant stock options, stock appreciation rights and other awards to officers, employees and non-employee directors of the Company. At December 31, 2000, ACS Group has reserved a total of 6,060 shares of authorized common stock for issuance under the various plans. In general, options under the plans vest ratably over three, four or five years and the plans terminate in approximately 10 years.

        The Company applies Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," in accounting for its plans. Accordingly, no compensation cost has been recognized for options with exercise prices equal to or greater than fair value on the date of grant. If compensation costs had been determined consistent with SFAS No. 123 "Accounting for Stock-Based Compensation", the Company's net loss on a pro forma bases for 2000 and 1999 would have been as follows:

                       2000           1999
                     --------       --------
Net loss:
    As reported      $(25,653)      $(20,701)
    Pro forma         (27,315)       (21,367)


        The fair value for these options was estimated at the date of grant, using a Black-Scholes option pricing model with the following weighted average assumptions for grants:

                                   2000         1999
                                  ------       ------
Risk free rate                       5.5%         5.5%
Dividend yield                       0.0%         0.0%
Expected volatility factor          52.5%        40.3%
Expected option life (years)         6.1          7.1

                  ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


11. STOCK INCENTIVE PLANS (CONTINUED)

ALEC Holdings, Inc. 1999 Stock Incentive Plan

        ACS Group has reserved 3,410 shares under this plan, which was adopted in connection with the completion of the acquisitions on May 14, 1999 (see Note 2, Acquisitions). At December 31, 2000 3,928 options have been granted, 785 have been forfeited, 237 have been exercised and 267 are available for grant under the plan. The plan allows forfeited options to be reissued. The plan will terminate on May 14, 2009.

        During May, June and July of 1999, 2,919 of these options were granted at an exercise price equivalent to the then fair value of the underlying stock as evidenced by sales to third parties. Of the options granted in May, 654 are variable plan performance vesting options granted to certain officers and management of the Company. These performance vesting options became vested upon completion of ACS Group's initial public offering ("IPO") in November 1999, and resulted in the recording of $4,148 of compensation expense. Compensation expense recorded for these options represents the difference between the IPO price of $14.00 and the exercise price of $6.1542. The remaining options granted during May, June and July of 1999 generally vest ratably over five years or after nine years subject to acceleration upon the attainment of certain performance goals.

        During September, October, and November 1999, 504 options were granted, all at exercise prices below the fair value of the underlying stock at the time of issuance, which was an average of $10.12 per share. These options vested upon completion of ACS Group's IPO in November of 1999, and resulted in the recording of compensation expense of $1,997. Compensation expense recorded for these options represents the difference between the fair value of the underlying stock of $10.12 and the exercise price of $6.1542.

        On November 20, 2000, the Board of Directors approved the grant of options under the plan to purchase 505 shares to certain members of management at an exercise price of $5.50 per share, generally vesting over four years ratably.

        Information on outstanding options for the years ended December 31, 2000 and 1999 is summarized as follows:

                                                              2000                        1999
                                                    -----------------------      -----------------------
                                                                   Weighted                     Weighted
                                                                   Average                      Average
                                                    Number of      Exercise      Number of      Exercise
                                                     Shares         Price         Shares         Price
                                                    ---------      --------      ---------      --------
Outstanding January 1                                  3,154       $   6.15            --       $     --
Granted                                                  505           5.50         3,423           6.15
Exercised                                               (198)          6.15           (39)          6.15
Canceled or expired                                     (555)          6.08          (230)          6.15
                                                    --------                     --------
Outstanding December 31                                2,906           6.05         3,154           6.15
                                                    ========                     ========

Options exercisable at December 31                     1,541           6.12         1,255           6.15
Weighted average fair value of options granted                         3.09                         3.88

        The outstanding options at December 31, 2000 have the following characteristics:

                                       Outstanding Options              Exercisable Options
                              ------------------------------------    ------------------------
                                           Weighted       Weighted                    Weighted
                                            Average       Average                     Average
                              Number of    Remaining      Exercise      Number        Exercise
Range of Exercise Prices       Shares     Life (Years)     Price      Exercisable      Price
------------------------      --------    ------------    --------    -----------     --------
$5.50 - $6.15                    2,906          7.85      $   6.05         1,541      $   6.12
                              ========      ========      ========      ========      ========

                  ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


11. STOCK INCENTIVE PLANS (CONTINUED)

Alaska Communications Systems Group, Inc. 1999 Stock Incentive Plan

        This plan was adopted by ACS Group in November 1999 in connection with its IPO. At December 31, 2000 1,247 options have been granted, 155 have been forfeited, and 408 are available for grant under the plan. The plan allows forfeited options to be reissued. The term of options granted under the plan may not exceed 10 years. Unless otherwise determined by the Compensation Committee, options will vest ratably on each of the first four anniversaries after the grant date and will have an exercise price equal to the fair market value of the common stock on the date of grant.

        No shares were awarded under this plan during 1999. On February 9, 2000, the Board of Directors approved the grant of options under the plan to purchase 887 shares to certain members of management at an exercise price of $14.1354 per share. On June 20, 2000, the Board of Directors approved the grant of options under the plan to purchase 28 shares to certain members of management at an exercise price of $12.625 per share. On September 7, 2000, the Board of Directors approved the grant of options under the plan to purchase 2 shares to a member of management at an exercise price of $8.5819 per share. On October 20, 2000, the Board of Directors approved the grant of options under the plan to purchase 5 shares to certain members of management at an exercise price of $6.438 per share. On November 20, 2000, the Board of Directors approved the grant of options under the plan to purchase 315 shares to certain members of management at an exercise price of $5.50 per share. On November 28, 2000, the Board of Directors approved the grant of options under the plan to purchase 10 shares to certain members of management at an exercise price of $6.125 per share.


        Information on outstanding options for the year December 31, 2000 is summarized as follows:

                                                                   Weighted
                                                                   Average
                                                    Number of      Exercise
                                                     Shares         Price
                                                    ---------      --------
Outstanding January 1                                     --       $     --
Granted                                                1,247          11.86
Exercised                                                 --             --
Canceled or expired                                     (155)         14.20
                                                    --------
Outstanding December 31                                1,092          11.53
                                                    ========


Options exercisable at December 31                       186          11.66
Weighted average fair value of options granted                         6.55

        The outstanding options at December 31, 2000 have the following characteristics:

                                        Outstanding Options              Exercisable Options
                              ------------------------------------     -----------------------
                                            Weighted      Weighted                    Weighted
                                             Average      Average                     Average
                              Number of     Remaining     Exercise       Number       Exercise
Range of Exercise Prices       Shares      Life (Years)    Price       Exercisable     Price
------------------------      ---------    ------------   --------     -----------    --------
$5.50 - $6.44                      330          9.89      $   5.53            53      $   5.51
$8.58 - $12.63                      30          9.49         12.29             5         12.29
$14.20                             732          9.12         14.20           128         14.20

                  ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


11. STOCK INCENTIVE PLANS (CONTINUED)

ACS Group, Inc. 1999 Non-Employee Director Stock Compensation Plan

        The non-employee director stock compensation plan was adopted by ACS Group in connection with its IPO. ACS Group has reserved 150 shares under this plan. At December 31, 2000 26 shares have been awarded and 124 shares are available for grant under the plan. Directors are required to receive not less than 25% of their annual retainer and meeting fees in the form of ACS Group's stock, and may elect to receive up to 100% of director's compensation in the form of stock.

        During the year ended December 31, 2000, 26 shares under the plan were awarded to directors, of which 13 were elected to be deferred until termination of service by the directors.

Alaska Communications Systems Group, Inc. 1999 Employee Stock Purchase Plan

        This plan was also adopted in connection with ACS Group's IPO in November 1999. At December 31, 2000, 868 shares are available for issuance and sale. The plan will terminate on December 31, 2009. All ACS Group employees and all of the employees of designated subsidiaries generally will be eligible to participate in the purchase plan, other than employees whose customary employment is 20 hours or less per week or is for not more than five months in a calendar year, or who are ineligible to participate due to restrictions under the Internal Revenue Code.

        On June 30, 2000, 65 shares were issued under the plan. On December 29, 2000, 67 shares were issued under the plan.

        A participant in the purchase plan may authorize regular salary deductions of a maximum of 15% and a minimum of 1% of base compensation. The fair market value of shares which may be purchased by any employee during any calendar year may not exceed $25. The amounts so deducted and contributed will be applied to the purchase of full shares of common stock at 85% of the lesser of the fair market value of such shares on the date of purchase or on the offering date for such offering period. The offering dates will be January 1 and July 1 of each purchase plan year, and each offering period will consist of one six-month purchase period. The first offering period under the plan commenced on January 1, 2000. Shares will be purchased on the open market or issued from authorized but unissued shares on behalf of participating employees on the last business days of June and December for each purchase plan year and each such participant will have the rights of a stockholder with respect to such shares. During the year ended December 31, 2000 approximately 36% of eligible employees elected to participate in the plan.


12. RETIREMENT PLANS

        Pension benefits for substantially all of the Company's employees are provided through the Alaska Electrical Pension Plan ("AEPP"). The Company pays a contractual hourly amount based on employee classification or base compensation. As a multi-employer defined benefit plan, the accumulated benefits and plan assets are not determined or allocated separately to the individual employer. The Company's portion of the plan's pension cost for 2000 and 1999 was $10,978 and $6,099, respectively.

        The Company also has a separate defined benefit plan that covers certain employees previously employed by Century Telephone Enterprise, Inc. ("CenturyTel Plan"). This plan was transferred to the Company in connection with the acquisition of the CenturyTel Alaska properties. Existing plan assets and liabilities of the CenturyTel Plan were transferred to the ACS Retirement Plan on September 1, 1999. Accrued benefits under the ACS Retirement Plan were determined in accordance with the provisions of the CenturyTel Plan. Upon completion of the transfer to the Company, covered employees ceased to accrue benefits under the plan. On November 1, 2000 the ACS Retirement Plan was amended to conform early retirement reduction factors and various other terms to those provided by the AEPP. As a result of this amendment, prior service cost of $1,992 was recorded and will be amortized over the expected service life of the plan participants at the date of the amendment. The Company uses the traditional unit credit method for the determination of pension cost for financial reporting and funding purposes and complies with the funding requirements under the Employee Retirement Income Security Act of 1974. Since the plan is adequately funded, no contribution was made in 2000 or 1999.

                  ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


12. RETIREMENT PLANS (CONTINUED)

        The following table represents the net periodic pension expense (benefit) for the ACS Retirement Plan for 2000 and 1999:


                                                            2000          1999
                                                           ------        ------
Service cost                                               $   --        $   --
Interest cost                                                 447           149
Expected return on plan assets                               (813)         (170)
Net amortization and deferral                                  34            --
                                                           ------        ------
Net periodic pension benefit                               $ (332)       $  (21)
                                                           ======        ======

The following is a reconciliation of the beginning and ending balances for 2000 and 1999 for the projected benefit obligation and the plan assets for the ACS Retirement Plan:

                                                            2000          1999
                                                           -------       -------
Change in projected benefit obligation:
    Projected benefit obligation at beginning of year      $ 5,724       $    --
    Acquisition                                                 --         5,780
    Plan amendments                                          1,992            --
    Amortization of prior service cost                         (34)           --
    Service cost                                                --            --
    Interest cost                                              447           149
    Actuarial (gain) loss                                      501          (205)
    Benefits paid                                              (30)           --
                                                           -------       -------
    Projected benefit obligation at end of year            $ 8,600       $ 5,724
                                                           =======       =======

Change in plan assets
    Fair value of plan assets at beginning of year         $ 9,564       $    --
    Acquisition                                                 --         9,289
    Return on plan assets                                     (277)          275
    Employer contributions                                      --            --
    Benefits paid                                              (30)           --
                                                           -------       -------
    Fair value of plan assets at end of year               $ 9,257       $ 9,564
                                                           =======       =======

The following table represents the funded status of the ACS Retirement Plan at December 31, 2000 and 1999:

                                                       2000              1999
                                                      -------           -------
Projected benefit obligation                          $(8,600)          $(5,724)
Plan assets at fair value                               9,257             9,564
                                                      -------           -------
Funded Status                                             657             3,840
                                                      -------           -------

Unrecognized net prior obligation                          --                --
Unrecognized prior service cost                         1,958                --
Unrecognized net loss (gain)                            1,247              (310)
                                                      -------           -------
Pension asset at end of year                          $ 3,862           $ 3,530
                                                      =======           =======

                  ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


12. RETIREMENT PLANS (CONTINUED)

        The actuarial assumptions used to account for the plan as of December 31, 2000 and 1999 are as follows:

                                                         2000            1999
                                                       --------        --------
Discount rate                                              7.50%           7.90%
Expected return on assets                                  8.50%           5.50%
Rate of compensation increase                              0.00%           0.00%

        The Company also provides a 401(k) retirement savings plan covering substantially all of its employees. The plan allows for discretionary matching contributions as determined by the Board of Directors, subject to Internal Revenue Code limitations. There was no matching contribution for 2000 or 1999.


13. BUSINESS SEGMENTS

        The Company has three reportable segments: local telephone, which provides landline telecommunications services, and consists of local telephone service, network access, directory advertising, deregulated and other revenues; cellular, which provides wireless telecommunications service; and Internet, which is being reported as a separate segment in the current year due to the growth and acquisition of IAI. Each reportable segment is a strategic business under separate management and offering different services than those offered by the other segments. The Company also has interexchange network and television services segments which do not meet the criteria for a reportable segment and are therefore included in "All Other" below. The Company also incurs interest expense, interest income, equity in earnings of investments and other non operating income and expense at the corporate level which are not allocated to the business segments, nor are they evaluated by the chief operating decision maker in analyzing the performance of the business segments. These non operating income and expense items are provided in the accompanying table under the caption "All Other" in order to assist the users of these financial statements in reconciling the operating results and total assets of the business segments to the consolidated financial statements. Common use assets are held at the Company and are allocated below based on operating revenues. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

        The following table illustrates selected financial data for each segment as of and for the year ended December 31, 2000:

                                    Local
                                  Telephone     Cellular      Internet      All Other    Eliminations     Total
                                  ---------     ---------     ---------     ---------    ------------   ---------
Operating revenues                $ 251,424     $  39,540     $   9,172     $  20,904     $  (8,047)    $ 312,993
Depreciation and amortization        56,912         5,029         1,495         8,829            --        72,265
Operating income (loss)              46,906         6,414        (8,760)      (11,629)           --        32,931
Interest expense                     (1,046)          (11)         (109)      (60,943)           --       (62,109)
Interest income                         105           215            --         3,449            --         3,769
Income tax provision (benefit)       14,127         2,703            --       (17,027)           --          (197)
Net income (loss)                    31,755         3,944        (8,863)      (52,489)           --       (25,653)
Total assets                        710,623       114,203        26,769        57,711            --       909,306
Capital expenditures                 53,974        11,505         3,252         3,522            --        72,253

        Operating revenues disclosed above include intersegment operating revenues of $9,840 for local telephone, $937 for cellular, and $13,210 for all other. In accordance with SFAS 71, intercompany revenues between local telephone and non local telephone operations are not eliminated above.

                  ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


13. BUSINESS SEGMENTS (CONTINUED)

        The following table illustrates selected financial data for each segment as of and for the year ended December 31, 1999:

                                    Local
                                  Telephone     Cellular      Internet      All Other    Eliminations     Total
                                  ---------     ---------     ---------     ---------    ------------   ---------
Operating revenues                $ 159,151     $  24,882     $   2,853     $   6,733     $    (474)    $ 193,145
Depreciation and amortization        32,881         2,159           219         5,047            --        40,306
Operating income (loss)              19,784         6,801        (2,267)       (8,031)           --        16,287
Interest expense                       (240)          (10)           --       (37,267)           --       (37,517)
Interest income                         682            88            --           254            --         1,024
Income tax provision (benefit)        7,793         2,890            --       (10,984)           --          (301)
Net income (loss)                    11,930         4,056        (2,267)      (34,420)           --       (20,701)
Total assets                        776,090       115,074         5,250        41,297            --       937,711
Capital expenditures                 44,346        10,962            --        19,484            --        74,792

        Operating revenues disclosed above include intersegment operating revenues of $3,177 for local telephone, $479 for cellular, and $853 for all other. In accordance with SFAS 71, intercompany revenues between local telephone and non local telephone operations are not eliminated above.


14. RELATED PARTY TRANSACTIONS

        The Company has various intercompany transactions with the Parent and at December 31, 2000 and 1999 $1,516 and $97,676, respectively is due from the Parent.

        Fox Paine & Company, ACS Group's majority stockholder, receives an annual management fee in the amount of 1% of the Company's net income before interest expense, interest income, income taxes, depreciation and amortization, and equity in loss of investments, calculated without regard to the fee. The management fee expense for 2000 is $1,169 of which $1,145 was payable at December 31, 2000. The management fee expense for 1999 is $610 all of which was payable at December 31, 1999.

        In addition, in 1999, Fox Paine & Company received aggregate advisory fees in the amount of $14,200 upon consummation of the acquisitions of CenturyTel Alaska properties and ATU and were reimbursed for pre-closing costs of $9,941.

        In connection with stock grants, the company loaned officers of the company $757 with an interest rate of the federal funds rate or 8%, whichever is greater. The loans are secured by shares of ACS Group's common stock owned by the individual officers. At December 31, 1999 the balances of the officer loans were $794. These loans were repaid in their entirety on January 3, 2000.

                  ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


15. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

        The following table summarizes the Company's carrying values and fair values of the debt components of its financial instruments at December 31, 2000:

                                                       Carrying         Fair
                                                         Value          Value
                                                       ---------      ---------
Senior credit facility term debt - tranche A           $ 150,000      $ 150,000
Senior credit facility term debt - tranche B             150,000        150,000
Senior credit facility term debt - tranche C             135,000        135,000
9 3/8% senior subordinated notes due 2009                150,000        126,375
Interest Rate Swap Agreement                                  --         (1,243)
Capital leases and other long-term obligations            14,642         14,641
                                                       ---------      ---------
                                                       $ 599,642      $ 574,773
                                                       =========      =========

        The following table summarizes the Company's carrying values and fair values of the debt components of its financial instruments at December 31, 1999:

                                                       Carrying         Fair
                                                         Value          Value
                                                       ---------      ---------
Senior credit facility term debt - tranche A           $ 150,000      $ 150,000
Senior credit facility term debt - tranche B             150,000        150,000
Senior credit facility term debt - tranche C             135,000        135,000
9 3/8% senior subordinated notes due 2009                150,000        145,500
Interest Rate Swap Agreement                                  --           (923)
Capital leases and other long-term obligations            13,407         13,407
                                                       ---------      ---------
                                                       $ 598,407      $ 592,984
                                                       =========      =========

16. COMMITMENTS AND CONTINGENCIES

        At December 31, 2000, the Company had a commitment to acquire additional fiber optic circuit capacity in the first quarter of 2001 at a purchase price of $19,500. This commitment was fulfilled on January 12, 2001.

        The Company is involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

                  ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


17. CONSOLIDATED QUARTERLY OPERATING INFORMATION (UNAUDITED)

                                           Quarterly Financial Data
                       --------------------------------------------------------------------
                        First         Second          Third         Fourth
                       Quarter        Quarter        Quarter        Quarter          Total
                       --------       --------       --------       --------       --------
2000
Operating revenue      $ 77,091       $ 81,863       $ 74,866       $ 79,173        312,993
Operating income         11,234         11,949          3,326          6,422         32,931
Net loss                 (3,848)        (3,394)       (10,716)        (7,695)       (25,653)

1999
Operating revenue      $     --       $ 38,282       $ 75,540       $ 79,323        193,145
Operating income             --          2,374         10,602          3,311         16,287
Net loss                     --         (5,333)        (4,030)       (11,338)       (20,701)

        Certain reclassifications have been made to the quarterly information previously presented in order to make them conform to the current presentation. The first quarter 2000 operating revenue previously reported in the Company's first quarter 2000 10-Q at $78,324, has been reduced by $1,233 to reflect the current practice of eliminating intersegment revenue and expense. The second quarter, third quarter, and fourth quarter 1999 operating revenues previously reported in the Company's 1999 10-K at $38,330, $75,747, and $79,542,
respectively, have been reduced by $48, $207 and $219, respectively, to reflect the current practice of eliminating intersegment revenue and expense. The Company had no operations prior to the acquisitions of CenturyTel Alaska properties and ATU on May 14, 1999. Fourth quarter operating income for 1999 included stock based compensation expense of $6,145.

                  ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
                 SCHEDULE II- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)


                                          Balance at   Charged to   Charged to                     Balance
                                          Beginning    costs and       other                       at End
Description                               of Period     expenses    accounts(1)   Deductions(2)   of Period
-----------                               ----------   ----------   -----------   -------------   ---------
2000 Allowance for doubtful accounts      $  5,203      $  7,839      $    751      $  3,962      $  9,831
                                          ========      ========      ========      ========      ========

1999 Allowance for doubtful accounts      $     --      $  1,130      $  4,798      $    725      $  5,203
                                          ========      ========      ========      ========      ========

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
                                                                                      =========       =========


             See accompanying notes to combined financial statements

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

                          CENTURYTEL ALASKA PROPERTIES
                        COMBINED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                     ELEVEN
                                                                                     MONTHS        ONE MONTH
                                                                    YEAR ENDED       ENDED            ENDED         YEAR ENDED
                                                                   DECEMBER 31,    NOVEMBER 30,    DECEMBER 31,    DECEMBER 31,
                                                                      1996            1997            1997            1998
                                                                   ------------    ------------    ------------    ------------
OPERATING ACTIVITIES:
    Net income                                                         11,489          12,928             535           9,647
    Adjustments to reconcile net income to net cash
      provided by operating activities:
       Depreciation and amortization                                   15,348          15,823           2,466          30,459
       Deferred income taxes and unamortized
         investment tax credits, net                                    1,538           1,160              65              24
       Change in current assets and liabilities:
          Accounts receivable                                          14,476          (1,383)          3,873          (3,644)
          Accounts payable                                             (6,828)         (2,986)         (1,527)          1,479
          Other current assets and liabilities, net                    (1,434)         (4,329)            176           2,427
          Other, net                                                       --              --              --          (2,101)
                                                                    ---------       ---------       ---------       ---------
Net cash provided by operating activities                              34,589          21,213           5,588          38,291
                                                                    ---------       ---------       ---------       ---------

INVESTING ACTIVITIES:
    Payments for property, plant, and equipment                       (20,465)        (14,575)         (1,825)        (26,799)
    Other, net                                                           (146)          1,021          (1,454)            135
                                                                    ---------       ---------       ---------       ---------
Net cash provided (used) by investing activities                      (20,611)        (13,554)         (3,279)        (26,664)

FINANCING ACTIVITIES:
    Proceeds from issuance of long-term debt                            1,739              --              --              --
    Dividends paid                                                    (13,626)         (7,080)         (2,270)             --
    Payments of long-term debt                                         (1,060)         (1,129)           (293)         (1,322)
    Change in affiliate balance                                            --              --              --          (5,448)
                                                                    ---------       ---------       ---------       ---------

Net cash used by financing activities                                 (12,947)         (8,209)         (2,563)         (6,770)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        1,031            (550)           (254)          4,857

CASH AND CASH  EQUIVALENTS -- BEGINNING OF YEAR                           644           1,675           1,125             871
                                                                    ---------       ---------       ---------       ---------

CASH AND CASH  EQUIVALENTS -- END OF YEAR                           $   1,675       $   1,125       $     871       $   5,728
                                                                    =========       =========       =========       =========

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

        ESTIMATES--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.


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


6.  INCOME TAXES

        Income tax expense consists of the following components:

                                              ELEVEN
                                              MONTHS        ONE MONTH
                              YEAR ENDED       ENDED          ENDED         YEAR ENDED
                             DECEMBER 31,   NOVEMBER 30,   DECEMBER 31,    DECEMBER 31,
                                1996           1997           1997            1998
                             ------------   ------------   ------------    ------------
Federal:
   Current                    $   4,733      $   5,689      $     575       $   7,093
   Deferred                         265            109            (12)           (177)
State:
   Current                        1,388          1,708            170           2,101
   Deferred                         351            240              3             201
                              ---------      ---------      ---------       ---------
      Income tax expense      $   6,737      $   7,746      $     736       $   9,218
                              =========      =========      =========       =========

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


6.  INCOME TAXES (CONTINUED)

        The following is a reconciliation from the statutory federal income tax rate to the Company's effective income tax rate:

                                                                     ELEVEN
                                                                     MONTHS       ONE MONTH
                                                     YEAR ENDED       ENDED          ENDED         YEAR ENDED
                                                    DECEMBER 31,   NOVEMBER 30,   DECEMBER 31,    DECEMBER 31,
                                                        1996           1997          1997             1998
                                                    ------------   ------------   ------------    ------------
Statutory federal income tax rate                        35.00%         35.00%         35.00%          35.00%
State income taxes, net of federal income tax
   benefit                                                6.00%          6.00%          8.44%           7.90%
Amortization of nondeductible excess cost of
   net assets acquired                                      --             --          14.20%          10.10%
Amortization of excess deferred income taxes             (1.67%)        (1.32%)        (2.18%)         (1.60%)
Amortization of deferred investment tax credits          (3.15%)        (2.27%)        (3.76%)         (2.70%)
Other, net                                                0.78%          0.06%          6.20%           0.20%
                                                     ---------      ---------      ---------       ---------
   Effective income tax rate                             36.96%         37.47%         57.90%          48.90%
                                                     =========      =========      =========       =========

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

     Service cost                                                   $ 183
     Interest cost                                                    392
     Amortization of transition obligation                            116
     Amortization of unrecognized prior service cost                   (4)
     Expected return on assets                                       (216)
                                                                    -----
           Net periodic postretirement benefit cost                 $ 471
                                                                    =====

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

11.  BUSINESS SEGMENTS

        The Company is engaged in providing local exchange telephone services and cellular telephone services in Alaska. The following tables illustrate selected financial data for each segment:


YEAR ENDED DECEMBER 31, 1996             TELEPHONE      CELLULAR          TOTAL
----------------------------             --------       --------        --------
Operating revenues                       $ 75,950       $  4,823        $ 80,773
Depreciation and amortization              14,383            965          15,348
Operating income                           19,778            477          20,255
Capital expenditures                       19,694            771          20,465

ELEVEN MONTHS ENDED NOVEMBER 30, 1997    TELEPHONE      CELLULAR          TOTAL
-------------------------------------    --------       --------        --------
Operating revenues                       $ 79,330       $  5,120        $ 84,450
Depreciation and amortization              15,090            733          15,823
Operating income                           21,836          1,305          23,141
Capital expenditures                       14,225            350          14,575

ONE MONTH ENDED DECEMBER 31, 1997        TELEPHONE      CELLULAR          TOTAL
---------------------------------        --------       --------        --------
Operating revenues                       $ 10,255       $    181        $ 10,436
Depreciation and amortization               2,375             91           2,466
Operating income                            1,446            (57)          1,389
Capital expenditures                        1,732             93           1,825
Total assets                              450,155          9,020         459,175

YEAR ENDED DECEMBER 31, 1998             TELEPHONE      CELLULAR          TOTAL
----------------------------             --------       --------        --------
Operating revenues                       $121,933       $  2,576        $124,509
Depreciation and amortization              29,734            725          30,459
Operating income (loss)                    20,190           (276)         19,914
Capital expenditures                       26,664            135          26,799
Total assets                              470,649          2,011         472,660

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


11.  BUSINESS SEGMENTS (CONTINUED)

        The following is a reconciliation of operating income to income before income tax expense:

                                                      ELEVEN
                                                      MONTHS        ONE MONTH
                                      YEAR ENDED       ENDED          ENDED         YEAR ENDED
                                     DECEMBER 31,   NOVEMBER 30,   DECEMBER 31,    DECEMBER 31,
                                        1996           1997           1997             1998
                                     ------------   ------------   ------------    ------------
Operating income                      $  20,255       $  23,141       $   1,389       $  19,914
Interest expense                         (3,176)         (3,027)           (253)         (3,588)
Interest income                           1,180             858              82           2,183
Other income (expense), net                 (33)           (298)             53             356
                                      ---------       ---------       ---------       ---------
Income before income tax expense      $  18,226       $  20,674       $   1,271       $  18,865
                                      =========       =========       =========       =========

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


                                                       /s/ KPMG LLP



Anchorage, Alaska
February 19, 1999

                            MUNICIPALITY OF ANCHORAGE
                             TELEPHONE UTILITY FUND
                                 BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                             December 31,
                                                                        ----------------------
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

                            MUNICIPALITY OF ANCHORAGE
                             TELEPHONE UTILITY FUND
       STATEMENTS OF REVENUES, EXPENSES, AND CHANGES IN RETAINED EARNINGS
                                 (IN THOUSANDS)


                                                       YEARS ENDED DECEMBER 31,
                                              -----------------------------------------
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

                            MUNICIPALITY OF ANCHORAGE
                             TELEPHONE UTILITY FUND
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                    YEARS ENDED DECEMBER 31,
                                                                             --------------------------------------
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
                                                                             ========       ========       ========


                 See accompanying notes to financial statements

                            MUNICIPALITY OF ANCHORAGE
                             TELEPHONE UTILITY FUND
                          NOTES TO FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1997, AND 1998
                                 (IN THOUSANDS)


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

                            MUNICIPALITY OF ANCHORAGE
                             TELEPHONE UTILITY FUND
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                                 (IN THOUSANDS)


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        Cash consists of the following at December 31:

                                                                 1996         1997         1998
                                                                -------      -------      -------
Equity in general cash pool                                      14,427        9,401       19,254
Cash                                                                963        1,073        6,501
                                                                -------      -------      -------
     Total cash                                                  15,390       10,474       25,755
Amounts included with restricted investments:
Equity in construction cash pool                                     --          927           --
Equity in general cash pool reserved for customer deposits        1,091          830          537
Cash included in revenue bond reserve investments                    --          310          217
                                                                -------      -------      -------
                                                                $16,481      $12,541      $26,509
                                                                =======      =======      =======

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

        The estimated life in years of major plant and equipment categories follows:

PLANT AND EQUIPMENT                                    ESTIMATED LIFE
-------------------                                    --------------
Buildings                                                       56
Central office equipment                                      9-10
Cable, wire and conduit                                      12-46
Furniture, computers and support equipment                    7-22
Vehicles                                                     11-19
Leasehold improvements                                         2-3
Nonregulated                                                  3-10

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


5.  RETIREMENT PLANS (CONTINUED)

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

        Information regarding funding progress follows:

                                                                               UNFUNDED
                                                                               ACTUARIAL
                                        ACTUARIAL    ACTUARIAL    ACTUARIAL     ACCRUED                                 UAAL AS A
                                        VALUATION      VALUE       ACCRUED     LIABILITY                                PERCENTAGE
                                       YEAR ENDED     OF PLAN     LIABILITY     (ASSET)        FUNDED       COVERED     OF COVERED
                                         JUNE 30       ASSETS       (AAL)        (UAAL)        RATIO        PAYROLL      PAYROLL
                                       ----------    ---------    ---------    ----------     --------      --------    -----------
Pension benefits                          1995        $  5,417     $  4,457     $   (960)          122%     $ 11,288          -9%
                                          1996           6,656        5,702         (954)          117%       11,436          -8%
                                          1997          10,180        7,419       (2,761)          137%       12,290         -22%

Post-employment healthcare benefits       1995        $  2,036     $  1,675     $   (361)          122%       11,288          -3%
                                          1996           2,565        2,198         (367)          117%       11,436          -3%
                                          1997           3,794        2,765       (1,029)          137%       12,290          -8%

Total                                     1995        $  7,453     $  6,132     $ (1,321)          122%     $ 11,288         -12%
                                          1996           9,221        7,900       (1,321)          117%       11,436         -11%
                                          1997          13,974       10,184       (3,790)          137%       12,290         -31%

(6)  OTHER EMPLOYEE BENEFITS

        The Municipality offers its employees, including employees of the Utility, a deferred compensation plan (Plan) created in accordance with Internal Revenue Code Section 457. The Plan, available to all Municipal employees, permits them to defer a portion of their salary until future years. The deferred compensation is not available to employees until termination, retirement, death or unforeseeable emergency. It is the opinion of the Municipality's legal counsel that the Municipality has no liability for losses under the Plan but does have the duty of due care that would be required of an ordinary prudent investor.

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


(8)  RELATED PARTY TRANSACTIONS

        Intragovernmental Charges

        Certain general and administrative functions of the Municipality, including data processing, workers' compensation insurance and medical/dental/life insurance, are centralized and the related cost is allocated to the various funds of the Municipality, including the Utility. Such costs allocated to the Utility totaled $3,187, $3,672, and $3,204 for the years ended December 31, 1998, 1997, and 1996, respectively.

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

        The following table illustrates selected financial data for each segment.

                                     LOCAL         LONG
YEAR ENDED 1996                    TELEPHONE     DISTANCE       CELLULAR        TOTAL
-----------------------------      ---------     --------       --------      --------
Operating income (loss)            $ 18,975      $   (542)      $  2,483      $ 20,916
Depreciation and amortization        18,460            --          2,036        20,496
Capital expenditures                 22,280            --          4,992        27,272
Total assets                        278,354            81         30,375       308,810

YEAR ENDED 1997
-----------------------------
Operating income (loss)            $ 17,850      $ (3,218)      $  4,377      $ 19,009
Depreciation and amortization        23,712           114          3,013        26,839
Capital expenditures                 28,922           664          6,201        35,787
Total assets                        287,419         1,757         33,948       323,124

YEAR ENDED 1998
-----------------------------
Operating income (loss)            $ 21,490      $ (3,744)      $  5,147      $ 22,869
Depreciation and amortization        25,327           164          4,117        29,608
Capital expenditures                 26,751           275          9,431        36,457
Total assets                        295,810         2,532         51,903       350,245

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