Form 10-Q
period 2001-03-31
ALASKA COMMUNICATIONS SYSTEMS HOLDINGS INC
filed 2001-05-07
CIK 1089510

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


                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM _____TO _____

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

        YES     X            NO
            ----------          ----------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTIONS 12, 13, OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN CONFIRMED BY A COURT.

        YES                  NO
            ----------          -----------

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

                                      NONE

================================================================================

                                TABLE OF CONTENTS

                                                                           PAGE
PART I.    FINANCIAL INFORMATION                                          NUMBER

Item 1.    Financial Statements:

           Consolidated Balance Sheets (unaudited)
           As of March 31, 2001 and December 31, 2000..........................3

           Consolidated Statements of Operations (unaudited)
           For the Three Months Ended March 31, 2001 and 2000..................4

           Consolidated Statements of Cash Flows (unaudited)
           For the Three Months Ended March 31, 2001 and 2000..................5

           Notes to Consolidated Financial Statements (unaudited)..............6

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations..............................................11

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.........19

PART II.   OTHER INFORMATION

Item 1     Legal Proceedings..................................................20

Item 2     Changes in Securities and Use of Proceeds..........................21

Item 3     Defaults upon Senior Securities....................................21

Item 4     Submission of Matters to a Vote of Security Holders................21

Item 5     Other Information..................................................21

Item 6.    Exhibits and Reports on Form 8-K...................................21

SIGNATURE.....................................................................22

                  ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
               (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                           MARCH 31,    DECEMBER 31,
                                   ASSETS                                    2001           2000
                                                                           --------     ------------
Current assets:
    Cash and cash equivalents                                              $ 35,787       $ 61,896
    Accounts receivable-trade, net of allowance of $10,700 and $9,831        46,205         46,337
    Accounts receivable-affiliates                                            1,575          1,516
    Materials and supplies                                                   10,432         11,103
    Prepayments and other current assets                                      3,961          4,304
                                                                          ---------      ---------
       Total current assets                                                  97,960        125,156


Property, plant and equipment                                               995,516        953,557
Less:  accumulated depreciation                                             507,799        492,822
                                                                          ---------      ---------
    Property, plant and equipment, net                                      487,717        460,735

Goodwill, net of accumulated amortization of $13,684 and $11,753            256,301        258,236
Investments                                                                       -          1,370
Other assets                                                                 62,479         63,809
                                                                          ---------      ---------
Total assets                                                              $ 904,457      $ 909,306
                                                                          =========      =========

                    LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
    Current portion of long-term obligations                                  1,564          2,870
    Accounts payable-trade                                                   26,917         31,865
    Accounts payable-affiliates                                               1,427          1,145
    Advance billings and customer deposits                                    8,858          8,689
    Accrued and other current liabilities                                    30,187         25,860
                                                                          ---------      ---------
       Total current liabilities                                             68,953         70,429

Long-term obligations, net of current portion                               596,408        596,772
Unamortized investment tax credits                                              148            197
Other deferred credits and long-term liabilities                             14,926         10,755
Commitments and contingencies                                                     -              -

Stockholder's equity:
    Common stock, $.01 par value; 1,000 shares authorized, and
       1 share issued and outstanding                                             -              -
    Contributed capital                                                     300,777        287,242
    Accumulated deficit                                                     (73,846)       (56,089)
    Accumulated other comprehensive loss                                     (2,909)            -
                                                                          ---------      ---------
       Total stockholder's equity                                           224,022        231,153
                                                                          ---------      ---------
Total liabilities and stockholder's equity                                $ 904,457      $ 909,306
                                                                          =========      =========

                 See Notes to Consolidated Financial Statements

                  ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            (UNAUDITED, IN THOUSANDS)

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                  ---------------------
                                                                    2001         2000
                                                                  --------     --------
Operating revenues:
     Local telephone                                                54,697       58,137
     Cellular                                                        9,282        8,631
     Directory                                                       7,939        7,463
     Internet                                                        3,111        1,135
     Interexchange                                                   5,950        2,570
     Other                                                             255          290
                                                                  --------     --------
        Total operating revenues                                    81,234       78,226

Operating expenses:
     Local telephone                                                28,812       35,313
     Cellular                                                        5,578        5,482
     Directory                                                       3,499        3,289
     Internet                                                        3,743        1,430
     Interexchange                                                   9,544        3,961
     Other                                                             478          391
     Depreciation and amortization                                  19,547       17,126
                                                                  --------     --------
         Total operating expenses                                   71,201       66,992
                                                                  --------     --------
Operating income                                                    10,033       11,234

Other income (expense):
     Interest expense                                              (15,391)     (15,303)
     Interest income and other                                       1,017          248
     Equity in earnings (loss) of investments                           69         (142)
                                                                  --------     --------
         Total other expense                                       (14,305)     (15,197)
                                                                  --------     --------
Loss before income taxes                                            (4,272)      (3,963)

Income tax benefit                                                      50          115
                                                                  --------     --------
Net loss                                                          $ (4,222)    $ (3,848)
                                                                  ========     ========

                 See Notes to Consolidated Financial Statements

                  ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                    ---------------------
                                                                      2001         2000
                                                                    --------     --------

Cash Flows from Operating Activities:
Net loss                                                            $ (4,222)    $ (3,848)
Adjustments to reconcile net loss to net cash provided (used)
  by operating activities:
     Depreciation and amortization                                    19,547       17,126
     Amortization of debt issuance costs                               1,114        1,126
     Investment tax credits                                              (50)        (108)
     Other deferred credits                                            1,261       (1,105)
     Capitalized interest                                               (396)         (29)
     Changes in components of working capital:
       Accounts receivable and other current assets                    1,087        9,348
       Accounts payable and other current liabilities                   (170)     (10,929)
       Other                                                             (65)      (1,158)
                                                                    --------     --------
Net cash provided by operating activities                             18,106       10,423

CASH FLOWS FROM INVESTING ACTIVITIES:

Construction and capital expenditures, net of capitalized interest   (43,915)     (13,012)
Proceeds from liquidation of minority interest investment              1,370            -
Cost of acquisitions, net of cash received                                 -         (792)
                                                                    --------     --------
Net cash used by investing activities                                (42,545)     (13,804)

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on long-term debt                                            (1,670)      (1,376)
                                                                    --------     --------
Net cash used by financing activities                                 (1,670)      (1,376)

Decrease in cash                                                     (26,109)      (4,757)
Cash and cash equivalents at beginning of the period                  61,896        9,006
                                                                    --------     --------
Cash and cash equivalents at the end of the period                  $ 35,787     $  4,249
                                                                    ========     ========

SUPPLEMENTAL CASH FLOW DATA:

Interest paid                                                       $ 10,999     $ 10,741
Income taxes paid                                                          -            -

SUPPLEMENTAL NONCASH TRANSACTIONS:

Property acquired under capital lease                               $      -     $  2,918
Note payable in connection with acquisition                                -        2,250
Interest rate swap marked to market                                    2,909            -

                 See Notes to Consolidated Financial Statements

                  ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE MONTHS ENDED MARCH 31, 2001
                           (UNAUDITED, IN THOUSANDS)

1.      DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Alaska Communications Systems Holdings, Inc. and Subsidiaries (the "Company" or "ACS Holdings"), a Delaware corporation, is an integrated communications provider engaged principally in providing local telephone, directory, cellular, Internet, and interexchange services to its customers in the state of Alaska through its telecommunications subsidiaries. The Company was organized in July of 1998 for the purpose of acquiring and operating telecommunications properties. The principal activities in 1998 and through May 14, 1999 were the preparation of systems and obtaining financing for pending acquisitions. On May 14, 1999, the Company was acquired and became a wholly owned subsidiary of Alaska Communications Systems Group, Inc. (the "Parent" or "ACS Group").

        The financial statements for the Company represent the consolidated financial position, results of operations and cash flows of the following entities:

        o    Alaska Communications Systems Holdings, Inc.
        o    ACS of Alaska, Inc. ("ACSAK")
        o    ACS of the Northland, Inc. ("ACSN")
        o    ACS of Fairbanks, Inc. ("ACSF")
        o    ACS of Anchorage, Inc. ("ACSA")
        o    ACS Wireless ("ACSW")
        o    ACS Long Distance, Inc. ("ACSLD")
        o    ACS Television, L.L.C. ("ACSTV")
        o    ACS Internet, Inc.
        o    ACS InfoSource, Inc.

        On January 1, 2001 the Company established its nonregulated directory business as a separate operating entity under the name ACS InfoSource, Inc.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission; however, the Company believes the disclosures which are made are adequate to make the information presented not misleading. The consolidated financial statements and footnotes included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Certain reclassifications have been made to the 2000 financial statements to make them conform to the current presentation.

        Comprehensive loss for the three months ended March 31, 2001 was $7,778. The difference between net loss and comprehensive loss resulted from the adoption of Statement of Financial Accounting Standards ("SFAS") 133, Accounting for Derivative Instruments and Hedging Activities.

        In the opinion of management, the financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented. The results of operations for the three months ended March 31, 2001 and 2000 are not necessarily indicative of the results of operations which might be expected for the entire year or any other interim periods.

                  ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       THREE MONTHS ENDED MARCH 31, 2001
                           (UNAUDITED, IN THOUSANDS)


2.      ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

        Commencing January 1, 2001, ACS Holdings adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities. ACS Holdings maintains an interest rate risk management strategy as a condition of its bank credit agreement that uses derivatives to minimize significant, unanticipated earnings fluctuations caused by interest rate volatility. ACS Holdings' specific goals are (1) to manage interest rate sensitivity by modifying the repricing characteristics of certain of its debt and (2) to lower (where possible) the cost of borrowed funds.

        By using derivative financial instruments to hedge exposure to changes in interest rates, the Company exposes itself to credit risk and market risk. ACS Holdings has minimized its credit risk by entering into a transaction with a high-quality counterparty and monitoring the financial condition of that counterparty. Market risk is managed through the setting and monitoring of parameters that limit the types and degree of market risks that are acceptable.

        On January 1, 2001 ACS Holdings recognized a net charge of $1,243 in Stockholders' Equity relating to its adoption of SFAS 133 as accumulated other comprehensive loss. As of March 31, 2001, the Company had recorded $2,909 as accumulated comprehensive loss. This increase in accumulated comprehensive loss was due to the change in the fair market value of the Company's interest rate swap as a result of declining interest rates experienced during the quarter.

3.      STOCK INCENTIVE PLANS

        The Company's employees participate in various plans of ACS Group, which through its Compensation Committee of the board of directors, may grant stock options, stock appreciation rights and other awards to officers, employees and non-employee directors. At March 31, 2001, ACS Group has reserved a total of 6,060 shares of authorized common stock for issuance under the various plans. In general, options under the plans vest ratably over three, four or five years and the plans terminate in approximately 10 years. The plans allow forfeited options to be reissued.

ALEC Holdings, Inc. 1999 Stock Incentive Plan

        The Parent has reserved 3,410 shares under this plan, which was adopted in connection with the completion of the acquisition of the acquired companies on May 14, 1999. At March 31, 2001, 4,003 options have been granted, 809 have been forfeited, 237 have been exercised and 216 shares are available for grant under the plan.

        On January 4, 2001, the Parent's Board of Directors approved the grant of options to purchase 75,000 shares under the plan to certain members of management at an exercise price equal to the fair market value of the common stock on the date of grant, generally vesting over four years ratably.

Alaska Communications Systems Group, Inc. 1999 Stock Incentive Plan

        The Parent has reserved 1,500 shares under this plan, which was adopted in November 1999 in connection with its initial public offering. At March 31, 2001, 1,247 options have been granted, 175 have been forfeited and 428 shares are available for grant under the plan. The term of options granted under the plan may not exceed 10 years. Unless otherwise determined by the Parent's Compensation Committee, options will vest ratably on each of the first four anniversaries after the grant date and will have an exercise price equal to the fair market value of the common stock on the date of grant.

                  ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       THREE MONTHS ENDED MARCH 31, 2001
                           (UNAUDITED, IN THOUSANDS)

3.      STOCK INCENTIVE PLANS

Alaska Communications Systems Group, Inc. 1999 Non-Employee Director Stock Compensation Plan

        The Parent adopted its non-employee director stock compensation plan in November 1999 in connection with its initial public offering. The Parent has reserved 150 shares under this plan. At March 31, 2001, 36 shares have been awarded and 114 shares are available for grant under the plan. ACS Group's directors are required to receive not less than 25% of their annual retainer and meeting fees in the form of the Parent's stock, and may elect to receive up to 100% of director's compensation in the form of stock.

        On March 30, 2001, 10 shares under the plan were awarded to directors, of which seven were elected to be deferred until termination of service by the directors.

Alaska Communications Systems Group, Inc. 1999 Employee Stock Purchase Plan

        This plan was also adopted in connection with the Parent's initial public offering in November 1999. At March 31, 2001, 132 shares were issued under the plan and 868 shares are available for issuance and sale. The plan will terminate on December 31, 2009. All ACS Holdings employees and all of the employees of designated subsidiaries generally will be eligible to participate in the purchase plan, other than employees whose customary employment is 20 hours or less per week or is for not more than five months in a calendar year, or who are ineligible to participate due to restrictions under the Internal Revenue Code.

4.      BUSINESS SEGMENTS

        The Company now has five reportable segments: local telephone, cellular, directory, Internet and interexchange. Beginning with the first quarter of 2001, the Company will be reporting directory and interexchange as separate segments. Prior year amounts have been reclassified to conform with the current presentation. Local telephone provides landline telecommunications services, and consists of local telephone service, network access and deregulated and other revenues; cellular provides wireless telecommunications service; directory provides yellow page advertising and other related products; Internet provides Internet service; and interexchange provides long distance and private network services. Each reportable segment is a strategic business under separate management and offering different services than those offered by the other segments. The Company also has a wireless cable television service segment that does not currently meet the criteria for a reportable segment and is therefore included in "All Other" below.

        The Company also incurs interest expense, interest income, equity in earnings of investments, goodwill amortization on the original May 14, 1999 purchases, and other operating and non operating income and expense at the corporate level which are not allocated to the business segments, nor are they evaluated by the chief operating decision maker in analyzing the performance of the business segments. These non operating income and expense items are provided in the accompanying table under the caption "All Other" in order to assist the users of these financial statements in reconciling the operating results and total assets of the business segments to the consolidated financial statements. Common use assets are held at ACS Holdings and are allocated below based on operating revenues. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

                  ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       THREE MONTHS ENDED MARCH 31, 2001
                           (UNAUDITED, IN THOUSANDS)

4.      BUSINESS SEGMENTS (CONTINUED)

        The following table illustrates selected financial data for each segment as of and for the three months ended March 31, 2001:

                                   Local Telephone  Cellular  Directory  Internet  Interexchange  All Other  Eliminations    Total
                                   ---------------  --------  ---------  --------  -------------  ---------  ------------  --------
Operating revenues                     $ 54,697     $ 9,289    $ 7,939   $ 3,111      $ 8,072      $ 4,383     $ (6,257)   $ 81,234
Depreciation and amortization            13,047       1,399          -       620          584        3,897            -      19,547
Operating income (loss)                   9,509       1,045      4,423    (2,366)      (2,219)        (359)           -      10,033
Interest expense                           (483)         (3)         -       (34)         (75)     (14,796)           -     (15,391)
Interest income                               4          12          -         -            -        1,036            -       1,052
Income tax provision (benefit)            3,675         439      1,818         -            -       (5,982)           -         (50)
Net income (loss)                         5,323         619      2,605    (2,396)      (2,295)      (8,078)           -      (4,222)
Total assets                            628,915     102,054     37,032    36,599       73,607       26,250            -     904,457
Capital expenditures                     11,749         387          -    11,127       19,504        1,148            -      43,915

        Operating revenues disclosed above include intersegment operating revenues of $4,371 for local telephone, $228 for cellular, $250 for directory and $6,480 for interexchange. In accordance with SFAS 71, intercompany revenues between local telephone and all other segments are not eliminated above.

        The following table illustrates selected financial data for each segment as of and for the three months ended March 31, 2000:

                                   Local Telephone  Cellular  Directory  Internet  Interexchange  All Other  Eliminations    Total
                                   ---------------  --------  ---------  --------  -------------  ---------  ------------  --------
Operating revenues                    $ 58,137       $ 8,636   $ 7,463   $ 1,137       $ 3,801     $ 4,343     $ (5,291)   $ 78,226
Depreciation and amortization           12,009         1,129         -       101           325       3,562            -      17,126
Operating income (loss)                  7,604         1,423     4,174    (1,024)         (487)       (456)           -      11,234
Interest expense                          (287)           (2)        -         -           (84)    (14,930)           -     (15,303)
Interest income                             74            41         -         -             -          68            -         183
Income tax provision (benefit)           4,616           565         -         -             -      (5,296)           -        (115)
Net income (loss)                        2,775           906     4,174    (1,021)         (568)    (10,114)           -      (3,848)
Total assets                           685,278       114,567    38,007    10,679        44,450      31,203            -     924,184
Capital expenditures                     7,560         3,971         -     1,367         3,032           -            -      15,930

        Operating revenues disclosed above include intersegment operating revenues of $1,489 for local telephone, $206 for cellular, $2 for Internet and $1,293 for interexchange. In accordance with SFAS 71, intercompany revenues between local telephone and all other segments are not eliminated above.

5.      RELATED PARTY TRANSACTIONS

        Fox Paine & Company, the majority stockholder of the Parent, receives an annual management fee in the amount of 1% of the Company's net income before interest expense, interest income, income taxes, depreciation and amortization and equity in earnings (losses) of minority investments, calculated without regard to the fee. The management fee expense for the three months ended March 31, 2001 and 2000 is $282 and $324, respectively. The management fee payable at both March 31, 2001 and 2000 is $300.

                  ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       THREE MONTHS ENDED MARCH 31, 2001
                           (UNAUDITED, IN THOUSANDS)

6.      SEVERANCE AND RESTRUCTURING CHARGES

        The Company recorded $3,019 related to severance and restructuring charges under several plans adopted during 2000. Employee force reductions resulting from these restructuring plans are expected to total approximately 300 by their completion, which is expected to be during the fourth quarter of 2001. Employee groups located in Alaska within the local telephone, cellular and Internet operations are all included within the scope of the severance and restructuring plans. The plans also call for the closure of a branch operation in Vancouver, Washington. As of March 31, 2001, $1,086 has been paid under the plans and approximately 100 employees have been terminated.

7.      COMMITMENTS AND CONTINGENCIES

        The Company is involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business. The Company believes that the disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

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

INTRODUCTION

        On May 14, 1999, the Company acquired the incumbent providers of local telephone services in Anchorage, Juneau, Fairbanks and approximately 70 rural communities in Alaska, making it the largest provider of local telephone service in the state and the fourteenth largest provider of local exchange services in the United States. The Company also acquired on May 14, 1999 interexchange operations primarily serving the Anchorage market and cellular and Internet services providing statewide coverage. The Company has unified its statewide branding under the ACS name.

        ACS Holdings generates revenue through:

        o       the provision of local telephone services, including:

                o basic local service to retail customers within ACS Holdings' service areas,

                o wholesale service to competitive local exchange carriers ("CLECs"),

                o network access services to interexchange carriers for origination and termination of interstate and intrastate long distance phone calls,

                o       universal service payments,

                o       enhanced services, and

                o       ancillary services, such as billing and collection
                        ("B&C") ;

        o       the provision of cellular services;

        o       the provision of directory advertising;

        o       the provision of Internet services;

        o       the provision of interexchange services; and;

        o       the provision of wireless cable television services.

        ACS Holdings also recognizes its proportionate share of the net income or loss of its minority-owned investments.

        Within the telecommunications industry, local exchange carriers ("LECs") have historically enjoyed stable revenue and cash flow from local exchange operations resulting from the need for basic telecommunications services, the highly regulated nature of the telecommunications industry and, in the case of rural LECs, the underlying cost recovery settlement and support mechanisms applicable to local exchange operations. Basic local service is generally provided at a flat monthly rate and allows the user to place unlimited calls within a defined local calling area. Access revenues are generated by providing interexchange carriers access to the LEC's local network and its customers. Universal service revenues are a subsidy paid to rural LECs to support the high cost of providing service in rural markets. Revenue is also generated from ancillary and enhanced services and Internet access.

        Changes in revenue are largely attributable to changes in the number of access lines, local service rates and minutes of use. Other factors can also impact revenue, including:

                o intrastate and interstate revenue settlement methodologies,

                o       authorized rates of return for regulated services,

                o whether an access line is used by a business or residential subscriber,

                o       intrastate and interstate calling patterns,

                o       customers' selection of various local rate plan options,

                o selection of enhanced calling services, such as voice mail, or other packaged products, such as cellular and Internet, and

                o       other subscriber usage characteristics.

        LECs have three basic tiers of customers:

                o business and residential customers located in their local service areas that pay for local phone service,

                o interexchange carriers that pay for access to long distance calling customers located within its local service areas and

                o CLEC's that pay for wholesale access to the Company's network in order to provide competitive local service on either a wholesale or unbundled network element ("UNE") basis as prescribed under the Telecommunications Act of 1996 ("the 1996 Act").

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

        ACS Holdings' local service rates for end users are authorized by the Regulatory Commission of Alaska ("RCA"). Authorized rates are set by the Federal Communications Commission ("FCC") and the RCA for interstate and intrastate access charges, respectively, and may change from time to time.

RESULTS OF OPERATIONS

        The following unaudited table summarizes ACS Holdings' consolidated operations for the three months ended March 31, 2001 and 2000. Certain reclassifications have been made to the 2000 operations to conform to the current presentation of ACS Holdings' consolidated operations.

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                             -------------------------
                                                                2001           2000
                                                             ----------     ----------
                                                             (UNAUDITED, IN THOUSANDS)
Operating revenues:
   Local telephone                                              54,697        58,137
   Cellular                                                      9,282         8,631
   Directory                                                     7,939         7,463
   Internet                                                      3,111         1,135
   Interexchange                                                 5,950         2,570
   Other                                                           255           290
                                                              --------      --------
       Total operating revenues                                 81,234        78,226

Operating expenses:
   Local telephone                                              28,812        35,313
   Cellular                                                      5,578         5,482
   Directory                                                     3,499         3,289
   Internet                                                      3,743         1,430
   Interexchange                                                 9,544         3,961
   Other                                                           478           391
   Depreciation and amortization                                19,547        17,126
                                                              --------      --------
     Total operating expenses                                   71,201        66,992
                                                              --------      --------

Operating income                                                10,033        11,234

Other income (expense):
   Interest expense                                            (15,391)      (15,303)
   Interest income and other                                     1,017           248
   Equity in earnings (loss) of investments                         69          (142)
                                                              --------      --------
     Total other expense                                       (14,305)      (15,197)
                                                              --------      --------

Loss before income taxes                                        (4,272)       (3,963)
Income tax benefit                                                  50           115
                                                              --------      --------
Net loss                                                      $ (4,222)     $ (3,848)
                                                              ========      ========

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

        Beginning with the first quarter of 2001, the Company will be reporting directory and interexchange as separate segments. Prior year amounts have been reclassified to conform with the current presentation. All amounts are discussed at the consolidated level after the elimination of intercompany revenue and expense.

        OPERATING REVENUES

        Operating revenues increased $3.0 million, or 3.8%, for the three months ended March 31, 2001 compared to the three months ended March 31, 2000. Local telephone revenues decreased compared to the prior period, while cellular, Internet, directory advertising, and interexchange service revenues all increased compared to the prior period.

        Local Telephone

        Local telephone revenues, which consist of local network service, network access revenue and deregulated and other revenues, decreased $3.4 million, or 5.9%, for the three months ended March 31, 2001 compared to the same period in 2000. The following unaudited table summarizes ACS Holdings' consolidated local telephone revenues by category.

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                             -------------------------
                                                                2001           2000
                                                             ----------     ----------
                                                             (UNAUDITED, IN THOUSANDS)
Local telephone revenue:
   Local network service                                      $ 23,263      $ 23,845
   Network access revenue                                       26,236        28,963
   Deregulated and other revenue                                 5,198         5,329
                                                              --------      --------
Total local telephone revenue                                 $ 54,697      $ 58,137
                                                              ========      ========

        The local network service component of local telephone revenues was $23.8 million during 2000 compared with $23.3 million during 2001. Revenue decreased $0.5 million or 2.4% from the prior year, despite growth in average total access lines in service of 1.4%. The net decrease was due primarily to increased market penetration of lower margin wholesale lines in the Anchorage market. Management believes that the continued loss of market share experienced in the Anchorage market is attributable to below cost interconnection rates for UNEs currently in place. The RCA has approved arbitrated interconnection rates for UNEs for the Company's Fairbanks and Juneau markets which, in the opinion of management, are also below cost. Competition in both Fairbanks and Juneau is expected to commence during 2001. See "Outlook" under Item 2 of this Part and "Legal Proceedings" under Item 1 of Part II of this report for further discussion.

         Network access revenues decreased by $2.7 million, or 9.4%, from $29.0 million in 2000 to $26.2 million in 2001. Network access revenues are based on a regulated return on rate base and recovery of allowable expenses associated with the origination and termination of interstate and intrastate toll calls. Universal service support revenue is also included in network access revenue. The decrease in telephone access revenues from the corresponding period in 2000 is due primarily to reductions in regulated operating expense and its effect on the interstate access revenue requirement. Also responsible for the decrease is interstate access revenue recorded in 2000 that resulted from the allocation of Internet Service Provider ("ISP") traffic minutes to the interstate jurisdiction for which there is no corresponding revenue in 2001. Management expects that network access revenues will decline as a component of local telephone revenues for the foreseeable future.

        Deregulated and other revenues, which decreased $0.1 million, or 2.5% over 2000, consists principally of B&C services, space and power rents, deregulated equipment sales, paystation revenues, white pages directory listing revenue, and other miscellaneous telephone revenues.

        Cellular

        Cellular revenues increased $0.7 million, or 7.5%, to $9.3 million for the three months ended March 31, 2001 compared to $8.6 million for the three months ended March 31, 2000. This growth in revenue is primarily due to a 5.1% increase in average cellular subscribers from 72,669 in 2000 to 76,368 in 2001. Average revenue per unit also increased from $39.59 in 2000 to $40.51 in 2001. The increase in average revenue per unit is due the introduction of new digital statewide and national pricing programs and an increase in average minutes of use from approximately 115 minutes per month in 2000 to 141 minutes per month in 2001.

        Directory advertising

        Directory advertising revenues increased by $0.5 million, or 6.4%, to $7.9 million in 2001 from $7.4 million in 2000. This increase is attributable to increased market penetration for the current directory phone book cycles combined with the growth in average access lines.

        Internet

        Internet revenues increased $2.0 million, or 174.1%, to $3.1 million in 2001 from $1.1 million in 2000. This increase is primarily due to revenues resulting from the acquisition of Internet Alaska, Inc. ("IAI") in June of 2000. Growth in Digital Subscriber Line ("DSL") subscribers also contributed to the increase in Internet revenues.

        Interexchange

        Interexchange service revenues increased $3.4 million to $6.0 million in 2001 from $2.6 million in 2000, or an increase of 131.5%. The increase was primarily due to growth in long distance subscribers from 33,745 in 2000 to 65,372 in 2001. The Company also experienced growth in long distance minutes of use from 19.0 million in 2000 to 68.8 million in 2001. The growth in both subscribers and minutes of use was due to the rollout of the Company's "Infinite Minutes" long distance product offering in the fourth quarter of 2000. The Company expects growth to continue at a slower pace than that experienced over the previous two quarters as a result of the replacement of its "Infinite Minutes" plan with a tiered long distance plan it markets as "Easy Choices," as of April 20, 2001.

        Other

        Other revenues, which consist principally of wireless cable television revenues, were $0.3 million for each of the three month periods ended March 31, 2001 and 2000.

        OPERATING EXPENSES

        Operating expenses increased $4.2 million, or 6.3%, to $71.2 million for the quarter ended March 31, 2001 from $67.0 million for the quarter ended March 31, 2000.

        Local Telephone

        The components of local telephone expense are plant specific operations, plant non-specific operations, customer operations, corporate operations and property and other operating tax expense. Depreciation and amortization associated with the operation of the local telephone segment is included in total depreciation and amortization. Local telephone expenses decreased $6.5 million, or 18.4%, to $28.8 million for the quarter ended March 31, 2001 from $35.3 million for the quarter ended March 31, 2000. As a percentage of local telephone revenues, local telephone operating expenses dropped to 52.7% in 2001 from 60.7% in 2000. These results reflect continued improvements in the Company's cost structure, including workforce reductions, benefits derived from the deployment of information systems, and other synergies, realized through the continued consolidation of the operations the Company acquired in 1999.

        Cellular

        Cellular expense increased $0.1 million, or 1.8%, for the three months ended March 31, 2001 compared to the three months ended March 31, 2000. Cellular expense was 60.1% of cellular revenue for 2001 compared to 63.5% of cellular revenue for 2000, reflecting continued improvement in operating margin.

        Directory advertising

        Directory advertising expense increased $0.2 million, or 6.4%, for the three months ended March 31, 2001 compared to the three months ended March 31, 2000. Directory advertising expense was 44.1% of directory advertising revenue for 2001, consistent with 2000 results.

        Internet

        Internet expense increased by $2.3 million, or 161.7%, and decreased as a percentage of revenue from 126.0% in 2000 to 120.3% in 2001. The increase in Internet expenses was due to the acquisition of IAI in June of 2000, costs associated with developing the Company's statewide Internet infrastructure and the continued rollout of the Company's DSL product.

        Interexchange service

        Interexchange services increased $5.6 million, or 140.9%, from $4.0 million for the three months ended March 31, 2000 to $9.5 million for the three months ended March 31, 2001. As a percentage of revenue, interexchange service expense increased to 160.4% in 2001 from 154.1% in 2000. The majority of this increase was the result of additional traffic sensitive, marketing, order processing, and other costs incurred as a result of the dramatic increase in customers with the rollout of the Company's flat rate calling plans as discussed under interexchange service revenues.

        Depreciation and Amortization

        Depreciation and amortization expense increased $2.4 million, or 14.1%, due principally to increases in plant in service for the three months ended March 31, 2001 over the corresponding period of 2000.

        INCOME TAXES

        Income tax benefit represents the amortization of investment tax credits of the Company's regulated operations. ACS Holdings has fully reserved the income tax benefit resulting from the consolidated losses it has incurred since May 14, 1999 - the date of the acquisition of substantially all of its operations - since it has no historical income and limited operating history on which to determine the realizable value of the tax benefit of net operating loss carryforwards with reasonable certainty. The Company reserved $1.9 million of income tax benefit resulting from its net loss before income taxes during the quarter ended March 31, 2001. The Company's cumulative book basis income tax valuation allowance is $21.4 million at March 31, 2001.

        NET LOSS

        The increase in net loss is primarily a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

        ACS Holdings has satisfied its operational and capital cash requirements primarily through internally generated funds, the sale of stock and debt financing. For the three months ended March 31, 2001 the Company's cash flows from operating activities were $18.0 million. At March 31, 2001, the Company had approximately $35.8 million in cash and cash equivalents. As of March 31, 2001 the Company had $75.0 million of remaining capacity under its revolving credit facility, representing 100% of available capacity.

        The Company has a $435.0 million credit agreement ("senior credit facility") and $150.0 million in senior subordinated notes representing substantially all of the Company's long-term debt. As of March 31, 2000 the Company had $598.0 million of long-term debt. In addition $17.3 million in senior discount debentures are recorded at ACS Group and are collateralized by substantially all assets of the Company. Interest on ACS Group's senior discount debentures and ACS Holdings' senior subordinated notes is payable semiannually. Interest on borrowings under the senior credit facility is payable monthly, quarterly or semi-annually at the Company's option, and the senior credit facility requires annual principal payments commencing on May 14, 2002.

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

        On April 17, 2001, the Company placed a total of $6.7 million in two separate escrow accounts pending the outcome of the Company's appeal of a January 24, 2001 FCC Order awarding damages to an interexchange carrier. These amounts were fully reserved as of March 31, 2001. See "Legal Proceedings" under
Item 1 of Part II of this report for further discussion.

        The local telephone network requires the timely maintenance of plant and infrastructure. ACS Holdings' local network is of high quality, is technically advanced and will have relatively predictable annual capital needs. The Company's historical capital expenditures have been significant. The construction and geographic expansion of ACS Holdings' cellular network has required significant capital. The implementation of the Company's interexchange and data services strategy is also capital intensive. ACS Holdings anticipates total capital spending in 2001 to be between $75.0 to 80.0 million, including the Company's purchase of additional fiber capacity for $19.5 million in January 2001. The Company intends to fund its future capital expenditures with cash on hand, through internally generated cash flows, and if necessary, through additional borrowings under the revolving credit facility.

        ACS Holdings' capital requirements may change, however, due to, among other things: the Company's decision to pursue specific acquisition opportunities, changes in technology, the effects of competition or changes in the Company's business strategy. ACS Holdings believes that it will have sufficient working capital provided by operations and available borrowing capacity under the existing revolving credit facility to fund its operations and capital expenditures over the next 12 months. ACS Holdings' ability to satisfy its capital requirements will be dependent upon its future financial performance, which is, in turn, subject to future economic and regulatory conditions and to financial, business and other factors, many of which are beyond the Company's control.

OUTLOOK

        ACS Holdings expects demand for telecommunications services in Alaska to remain strong during 2001. Certain Alaskan economic indicators suggest a number of factors within the state may help mitigate effects of a general slowdown in the U.S. economy, including:

        o       A growth in employment during 2000, with jobs up 2.2%;

        o Approval of projects to expand Ted Stevens International Airport in Anchorage, at which 90% of all freighter jets carrying cargo between the lower 48 state and the Pacific Rim now stop;

        o Low office vacancy rates in Anchorage (2.4%) and projections by the home builders association of a robust home construction season; and

        o A $100 million redevelopment of the Anchorage Ship Creek commercial area.

        In addition, there is the potential that one or more of the following proposed undertakings may be approved, any one of which could offer significant stimulation to the Alaskan economy:

        o Construction of a pipeline to transport natural gas from the North Slope area to commercial markets in Canada and the lower 48 states;

        o Development of a new national missile defense system with deployments at Alaskan sites; and

        o Opening of the Arctic National Wildlife Refuge (ANWR) to new oil exploration.

        ACS Holdings believes it is well-positioned to compete in the Alaska telecommunications market as an integrated, diversified, facilities-based provider of local telephone, long distance, cellular and Internet services. Certain of the markets served by ACS Holdings experience vigorous competition. Specifically, ACS Holdings faces competition in the Anchorage local telephone market; in the Anchorage, Fairbanks, Southeast, and Kenai Peninsula areas for cellular telephone and Internet services; and throughout the state for inter-and intrastate long distance services.

        As a result of the June 30, 1999 termination of the "rural exemption" applicable to ACS Holdings' operations in Fairbanks and Juneau and the subsequent adoption of interconnection agreements by the RCA, those markets are expected to experience competition for local telephone services during 2001. As of the end of the first quarter of 2001, however, no customers in those markets were being served by CLECs on either a wholesale or UNE basis. The Company expects to provision circuits to support interconnection competition in Fairbanks during the second quarter of 2001 and in Juneau later in the year.

        ACS Holdings is actively pursuing legal and regulatory objectives, particularly with regard to local telephone services, to improve its competitive and economic situation. Legal proceedings have been initiated in federal and state courts challenging termination of the rural exemption and the interconnection agreements applicable to Fairbanks and Juneau. ACS Holdings has been seeking an increase in the rates charged to CLECs for UNE loops in Anchorage. The current rate was adopted as "temporary" by the regulatory commission in 1997 and, as it was not based on a forward looking cost methodology, the Company believes it is not in compliance with the 1996 Act. ACS Holdings is filing a request for an interim increased rate with the RCA pending adjudication of a compliant rate. See "Legal Proceedings" under Item 1 of Part II of this report for further discussion. ACS Holdings will also commence rate proceedings before the RCA in July for all four of its local exchange companies. These proceedings, which are not expected to be concluded during 2001, will offer ACS Holdings the opportunity to rebalance rates and increase its revenues

        As previously reported, the Company has several restructuring plans in place to reduce costs and continue to realize operating synergies resulting from a consolidated organization. Effective April 1, 2001, the branch operation in Vancouver, Washington was closed and severance benefits were paid to the impacted employees. The Company anticipates achieving additional efficiencies during 2001, most notably through the implementation of a new automated customer care system. This system, the first phase of which is scheduled to be on-line during by the third quarter, will offer the capacity to provide better customer service with reduced staff.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company has issued senior subordinated notes and has entered into a bank credit facility. These on-balance sheet financial instruments, to the extent they provide for variable rates of interest, expose the Company to interest rate risk, with the primary interest rate risk exposure resulting from changes in LIBOR or the prime rate, which are used to determine the interest rates that are applicable to borrowings under the Company's bank credit facilities. The Company uses off-balance sheet derivative financial instruments, in particular an interest rate swap agreement, to partially hedge variable interest transactions. The Company's derivative financial instrument transaction has been entered into for non-trading purposes. The terms and characteristics of the derivative financial instruments are matched with the underlying on-balance sheet instrument or anticipated transactions and do not constitute speculative or leveraged positions independent of these exposures. There have been no material changes to the Company's outstanding debt instruments since December 31, 2000.

                                     PART II

                                OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

        The Company is involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business. The Company believes that the disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

        As previously reported, the Company filed a formal appeal of the RCA's order terminating the rural exemption for Fairbanks and Juneau on November 10, 1999. The Company's request for an emergency stay of the RCA's order was denied by the superior court on February 9, 2001. The Company subsequently filed a Petition for Review of this decision with the Alaska Supreme Court. On May 1, 2001, the Alaska Supreme Court denied the petition for review. Meanwhile, on February 22, 2001, the Company filed a motion to vacate the RCA's order in superior court. That motion has now been fully briefed and oral argument is scheduled for May 16, 2001. Although the Company believes its appeal is well-founded, it cannot predict the timing and outcome of this litigation.

        The Company also previously reported a dispute concerning the Fairbanks and Juneau interconnection agreements ordered by the RCA. On September 25, 2000, the Company filed suit in federal district court in Anchorage, Alaska challenging the legality of these interconnection agreements. On October 17, 2000, the RCA filed a motion to dismiss the complaint on sovereign immunity grounds. On March 13, 2001, prior to the district court's March 20, 2001 denial of the RCA's motion to dismiss, the Company sought to enjoin the RCA from enforcing the agreements. Shortly thereafter, on March 22, 2001, the RCA filed an appeal of the district court's sovereign immunity decision and also asked the district court to stay any further proceedings on the case pending a decision on its sovereign immunity appeal. On March 29, 2001, the district court granted the RCA the stay it requested. Although the Company believes its action is well-founded, it cannot predict the timing and outcome of this litigation.

        The Company also previously reported that on February 7, 2001, it filed an appeal in the United States Court of Appeals for the District of Columbia Circuit of a January 24, 2001 FCC Order to pay $2.7 million plus interest to General Communication, Inc. ("GCI") for excess interstate access charges. On April 4, 2001, the FCC released an order granting the Company's request for a stay of the payment and allowed the Company to place the funds in question, already fully reserved, in escrow pending the outcome of the appeal. In addition, AT&T Alascom, made a demand for payment of approximately $3.5 million dollars based on the FCC's January 24, 2001 Order in favor of GCI. These funds, also fully reserved, have been placed in a similar escrow account pending resolution of the Company's appeal of the FCC Order. The Company believes its appeal is well-founded but it cannot predict the timing and outcome of this litigation.

        Amongst the most notable regulatory matters, the RCA agreed, on April 23, 2001, to allow the Company to discontinue its intrastate Infinite Minutes long distance plan. Also, the Company participated, on April 12, 2001, in an initial RCA pre-hearing and scheduling conference concerning its rate cases which are due to be filed in July 2001. The Company is involved in a number of other on-going regulatory proceedings. However, the Company cannot predict the timing or outcome of those proceedings.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.

        NONE.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

         NONE.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        NONE.

ITEM 5.    OTHER INFORMATION.

        NONE.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS:
    --------

        NONE.

(b) REPORTS ON FORM 8-K:
    -------------------

No reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                    SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 7, 2001            ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.



                             /s/  Kevin P. Hemenway
                             ----------------------
                             Kevin P. Hemenway
                             Senior Vice President and
                             Chief Financial Officer
                             (Signing both in his capacity as
                             Senior Vice President on behalf of
                             the Registrant and as Chief
                             Financial Officer of the Registrant)