Form 10-Q
period 2001-09-30
ALASKA COMMUNICATIONS SYSTEMS HOLDINGS INC
filed 2001-10-26
CIK 1089510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to __________________

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.

(Exact name of registrant as specified in its charter)
____________________

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

DOCUMENTS INCORPORATED BY REFERENCE
None

		Page
		Number

PART I	Financial Information
Item 1	Financial Statements:
	Consolidated Balance Sheets (unaudited)
	As of September 30, 2001 and December 31, 2000	3
	Consolidated Statements of Operations (unaudited)
	For the Three and Nine Months Ended September 30, 2001 and 2000	4
	Consolidated Statements of Cash Flows (unaudited)
	For the Nine Months Ended September 30, 2001 and 2000	5
	Notes to Consolidated Financial Statements (unaudited)	6
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3	Quantitative and Qualitative Disclosures About Market Risk	24
PART II	Other Information
Item 1	Legal Proceedings	25
Item 2	Changes in Securities and Use of Proceeds	26
Item 3	Defaults upon Senior Securities	26
Item 4	Submission of Matters to a Vote of Security Holders	26
Item 5	Other Information	26
Item 6	Exhibits and Reports on Form 8-K	26
Signature		27

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Consolidated Balance Sheets
(Unaudited, In Thousands Except Per Share Amounts)

	September 30,	December 31,
	2001	2000

Assets
Current assets:
Cash and cash equivalents	$34,731	$61,896
Restricted cash	6,890	—
Accounts receivable — trade, net of allowance of $6,213 and $9,831	47,374	46,337
Accounts receivable — affiliates	2,209	1,516
Materials and supplies	10,059	11,103
Prepayments and other current assets	7,854	4,304

Total current assets	109,117	125,156
Property, plant and equipment	1,021,341	953,557
Less: accumulated depreciation	537,434	492,822

Property, plant and equipment, net	483,907	460,735
Goodwill, net of accumulated amortization of $17,559 and $11,753	252,431	258,236
Investments	—	1,370
Other assets	60,230	63,809

Total assets	$905,685	$909,306

Liabilities and Stockholder’s Equity
Current liabilities:
Current portion of long-term obligations	5,152	2,870
Accounts payable — trade	25,820	31,865
Accounts payable — affiliates	957	1,145
Advance billings and customer deposits	8,921	8,689
Accrued and other current liabilities	38,458	25,860

Total current liabilities	79,308	70,429
Long-term obligations, net of current portion	591,670	596,772
Unamortized investment tax credits	49	197
Other deferred credits and long-term liabilities	23,832	10,755
Commitments and contingencies	—	—
Stockholder’s equity:
Common stock, $.01 par value; 1,000 shares authorized, and 1 share issued and outstanding	—	—
Contributed capital	287,242	287,242
Accumulated deficit	(63,221)	(56,089)
Accumulated other comprehensive loss	(13,195)	—

Total stockholder’s equity	210,826	231,153

Total liabilities and stockholder’s equity	$905,685	$909,306

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Consolidated Statements of Operations
(Unaudited, In Thousands Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Operating revenues:
Local telephone	$53,860	$50,819	$163,018	$167,966
Cellular	11,041	10,947	30,734	29,657
Directory	8,705	7,255	24,857	21,584
Internet	3,584	2,590	9,898	5,247
Interexchange	5,395	2,976	16,557	8,513
Other	235	279	733	853

Total operating revenues	82,820	74,866	245,797	233,820
Operating expenses:
Local telephone	29,259	34,166	88,582	103,288
Cellular	5,951	5,913	17,501	17,684
Directory	3,616	3,404	10,478	10,199
Internet	4,583	3,672	11,592	7,788
Interexchange	6,678	4,187	23,043	12,774
Other	470	342	1,429	1,031
Unusual charges	—	2,083	—	2,083
Depreciation and amortization	20,054	17,773	59,292	52,464

Total operating expenses	70,611	71,540	211,917	207,311

Operating income	12,209	3,326	33,880	26,509
Other income (expense):
Interest expense	(14,029)	(15,815)	(44,005)	(46,452)
Interest income and other	1,021	1,753	2,777	1,984
Equity in earnings (loss) of investments	—	—	69	(153)

Total other expense	(13,008)	(14,062)	(41,159)	(44,621)

Loss before income taxes	(799)	(10,736)	(7,279)	(18,112)
Income tax benefit	48	20	147	154

Net loss	$(751)	$(10,716)	$(7,132)	$(17,958)

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Consolidated Statements of Cash Flows
(Unaudited, In Thousands)

	Nine Months Ended
	September 20,

	2001	2000

Cash Flows from Operating Activities:
Net loss	$(7,132)	$(17,958)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	59,292	52,464
Amortization of debt issuance costs	3,256	3,389
Investment tax credits	(147)	(154)
Capitalized interest	(1,114)	(681)
Other deferred credits	(119)	5,580
Changes in components of working capital:
Accounts receivable and other current assets	(4,218)	92,414
Accounts payable and other current liabilities	6,502	(7,338)
Other	414	2,156

Net cash provided by operating activities	56,734	129,872
Cash Flows from Investing Activities:
Construction and capital expenditures, net of capitalized interest	(74,559)	(44,910)
Proceeds from liquidation of minority interest investment	1,370	—
Cost of acquisitions, net of cash received	(1,000)	(5,598)

Net cash used by investing activities	(74,189)	(50,508)
Cash Flows from Financing Activities:
Payments on long-term debt	(2,820)	(4,802)

Net cash used by financing activities	(2,820)	(4,802)
Increase (decrease) in cash	(20,275)	74,562
Cash and cash equivalents at beginning of the period	61,896	9,006

Cash and cash equivalents at the end of the period	$41,621	$83,568

Supplemental Cash Flow Data:
Interest paid	$35,870	$39,644
Income taxes paid	—	—
Supplemental Noncash Transactions:
Property acquired under capital lease	$—	$3,152
Note payable in connection with acquisition	—	2,250
Interest rate swap marked to market	13,195	—

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2001
(Unaudited, In Thousands Except Per Share Amounts)

1. DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Alaska Communications Systems Holdings, Inc. and Subsidiaries (the “Company” or “ACS Holdings”), a Delaware corporation, is an integrated communications provider (“ICP”) engaged principally in providing local telephone, directory, cellular, Internet, and interexchange services to its customers in the state of Alaska through its telecommunications subsidiaries. The Company was organized in July of 1998 for the purpose of acquiring and operating telecommunications properties. The principal activities in 1998 and through May 14, 1999 were the preparation of systems and obtaining financing for pending acquisitions. On May 14, 1999, the Company was acquired and became a wholly owned subsidiary of Alaska Communications Systems Group, Inc. (the “Parent” or “ACS Group”).

     The financial statements for the Company represent the consolidated financial position, results of operations and cash flows principally of the following entities:

•	Alaska Communications Systems Holdings, Inc.

•	ACS of Alaska, Inc. (“ACSAK”)

•	ACS of the Northland, Inc. (“ACSN”)

•	ACS of Fairbanks, Inc. (“ACSF”)

•	ACS of Anchorage, Inc. (“ACSA”)

•	ACS Wireless, Inc. (“ACSW”)

•	ACS Long Distance, Inc. (“ACSLD”)

•	ACS Internet, Inc.

•	ACS InfoSource, Inc.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. However, the Company believes the disclosures which are made are adequate to make the information presented not misleading. The consolidated financial statements and footnotes included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000. Certain reclassifications have been made to the 2000 financial statements to make them conform to the current presentation.

     Comprehensive loss for the three and nine months ended September 30, 2001 was $9,330 and $20,327, respectively. The difference between net loss and comprehensive loss resulted from the adoption of Statement of Financial Accounting Standards (“SFAS”) 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Comprehensive loss for the nine months ended September 30, 2000 equaled the net loss.

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
Nine Months Ended September 30, 2001
(Unaudited, In Thousands Except Per Share Amounts)

1. DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     On June 29, 2001, the FASB approved for issuance SFAS 142, Goodwill and Intangible Assets, which supercedes APB Opinion No. 17, Intangible Assets. This statement establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001. The Company is evaluating the impact of the adoption of this standard on its financial position, results of operations and cash flows. For the three and nine months ended September 30, 2001, the Company amortized $1,939 and $5,806 of goodwill, respectively.

     On August 15, 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations, which is effective January 1, 2003. This statement requires, among other things, the accounting and reporting of legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal operation of a long-lived asset. The Company has not yet determined the impact of the adoption of this standard on its financial position, results of operations and cash flows.

     On October 3, 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective January 1, 2002. This statement addresses accounting and reporting of all long-lived assets, except goodwill, that are either held and used or disposed of through sale or other means. The Company has not yet determined the impact of the adoption of this standard on its financial position, results of operations and cash flows.

     In the opinion of management, the financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented. The results of operations for the three and nine months ended September 30, 2001 and 2000 are not necessarily indicative of the results of operations which might be expected for the entire year or any other interim periods.

2. ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     Commencing January 1, 2001, ACS Holdings adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities. ACS Holdings maintains an interest rate risk management strategy as a condition of its bank credit agreement that uses derivatives to minimize significant, unanticipated earnings and cash flow fluctuations caused by interest rate volatility. ACS Holdings’ specific goals are (1) to manage interest rate sensitivity by modifying the repricing characteristics of certain of its debt and (2) to lower (where possible) the cost of borrowed funds.

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

     On January 1, 2001 ACS Holdings recognized a net credit of $1,243 in Stockholder’s Equity relating to its adoption of SFAS 133 as accumulated other comprehensive income. As of September 30, 2001, the Company had recorded $13,195 as accumulated other comprehensive loss net of the reversal of the credit recorded on January 1, 2001. This increase in accumulated comprehensive loss was due to the change in the fair market value of the Company’s interest rate swap as a result of declining interest rates experienced during the last nine months.

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
Nine Months Ended September 30, 2001
(Unaudited, In Thousands Except Per Share Amounts)

3. STOCK INCENTIVE PLANS

     The Company’s employees participate in various plans of ACS Group, which through its Compensation Committee of the board of directors, may grant stock options, stock appreciation rights and other awards to officers, employees and non-employee directors. At September 30, 2001, ACS Group has reserved a total of 6,060 shares of authorized common stock for issuance under the various plans. In general, options under the plans vest ratably over three, four or five years and the plans terminate in approximately 10 years from the date of adoption. The plans allow forfeited options to be reissued.

ALEC Holdings, Inc. 1999 Stock Incentive Plan

     The Parent has reserved 3,410 shares under this plan, which was adopted in connection with the completion of its initial acquisitions on May 14, 1999. At September 30, 2001, 4,003 options have been granted, 1,082 have been forfeited, 260 have been exercised and 489 shares are available for grant under the plan.

     On January 4, 2001, the Parent’s Board of Directors approved the grant of options to purchase 75 shares under the plan to certain members of management at an exercise price equal to the fair market value of the common stock on the date of grant, generally vesting over four years ratably.

Alaska Communications Systems Group, Inc. 1999 Stock Incentive Plan

     The Parent has reserved 1,500 shares under this plan, which was adopted in November 1999 in connection with its initial public offering. At September 30, 2001, 1,282 options have been granted, 341 have been forfeited, nine have been exercised, and 559 shares are available for grant under the plan. The term of options granted under the plan may not exceed 10 years. Unless otherwise determined by the Parent’s Compensation Committee, options will vest ratably on each of the first four anniversaries after the grant date and will have an exercise price equal to the fair market value of the common stock on the date of grant.

     On May 14, 2001, the Parent’s Board of Directors approved the grant of options to purchase seven shares under the plan to an employee at an exercise price equal to the fair market value of the common stock on the date of grant, generally vesting over four years ratably. On June 1, 2001, the Parent’s Board of Directors approved the grant of options to purchase 20 shares under the plan to an employee at an exercise price equal to the fair market value of the common stock on the date of grant, generally vesting over four years ratably. On June 4, 2001, the Parent’s Board of Directors approved the grant of options to purchase eight shares under the plan to an employee at an exercise price equal to the fair market value of the common stock on the date of grant, generally vesting over four years ratably.

Alaska Communications Systems Group, Inc. 1999 Non-Employee Director Stock Compensation Plan

     The Parent adopted its non-employee director stock compensation plan in November 1999 in connection with its initial public offering. The Parent has reserved 150 shares under this plan. At September 30, 2001, 46 shares have been awarded and 104 shares are available for grant under the plan. ACS Group’s directors are required to receive not less than 25% of their annual retainer and meeting fees in the form of the Parent’s stock, and may elect to receive up to 100% of director’s compensation in the form of stock.

     On March 30, 2001, 10 shares under the plan were awarded to ACS Group’s directors, of which seven were elected to be deferred until termination of service by the directors. On June 29, 2001, five shares were awarded to ACS Group’s directors, of which four were elected to be deferred until termination of service by the directors. On September 28, 2001, five shares were awarded to ACS Group’s directors, of which four were elected to be deferred until termination of service by the directors.

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
Nine Months Ended September 30, 2001
(Unaudited, In Thousands Except Per Share Amounts)

3. STOCK INCENTIVE PLANS (Continued)

Alaska Communications Systems Group, Inc. 1999 Employee Stock Purchase Plan

     This plan was also adopted in connection with the Parent’s initial public offering in November 1999. At September 30, 2001, 180 shares have been issued under the plan and 820 shares are available for issuance and sale. The plan will terminate on December 31, 2009. All ACS Holdings employees and all of the employees of designated subsidiaries generally will be eligible to participate in the purchase plan, other than employees whose customary employment is 20 hours or less per week or is for not more than five months in a calendar year, or who are ineligible to participate due to restrictions under the Internal Revenue Code.

     On June 29, 2001, 48 shares were issued under the plan.

4. BUSINESS SEGMENTS

     The Company has five reportable segments: local telephone, cellular, directory, Internet and interexchange. Beginning with the first quarter of 2001, the Company began reporting directory and interexchange as separate segments. Prior year amounts have been reclassified to conform with the current presentation. Local telephone provides landline telecommunications services, and consists of local telephone service, network access and deregulated and other revenues; cellular provides wireless telecommunications service; directory provides yellow page advertising and other related products; Internet provides Internet service; and interexchange provides long distance and private network services. Each reportable segment is a strategic business under separate management and offering different services than those offered by the other segments. The Company also has a wireless cable television service segment that does not currently meet the criteria for a reportable segment and is therefore included in “All Other” below.

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

     The following table illustrates selected financial data for each segment as of and for the nine months ended September 30, 2001:

	Local
	Telephone	Cellular	Directory	Internet	Interexchange	All Other	Eliminations	Total

Operating revenues	$163,018	$30,756	$24,857	$9,900	$23,718	$13,337	$(19,789)	$245,797
Depreciation and amortization	39,613	4,373	1	1,709	1,711	11,885	—	59,292
Operating income (loss)	24,567	4,504	14,349	(7,018)	(1,586)	(936)	—	33,880
Interest expense	(1,291)	(34)	—	(77)	(227)	(42,376)	—	(44,005)
Interest income	4	14	—	—	—	2,845	—	2,863
Income tax provision (benefit)	9,470	1,917	5,900	—	—	(17,434)	—	(147)
Net income (loss)	13,822	2,626	8,449	(7,078)	(1,810)	(23,141)	—	(7,132)
Total assets	674,055	113,712	47,671	8,947	36,226	25,074	—	905,685
Capital expenditures	30,962	5,953	21	16,971	19,504	1,148	—	74,559

     Operating revenues disclosed above include intersegment operating revenues of $15,981 for local telephone, $1,018 for cellular, $950 for directory and $10,609 for interexchange. In accordance with SFAS 71, intercompany revenues between local telephone and all other segments are not eliminated above.

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
Nine Months Ended September 30, 2001
(Unaudited, In Thousands Except Per Share Amounts)

4. BUSINESS SEGMENTS (Continued)

     The following table illustrates selected financial data for each segment as of and for the nine months ended September 30, 2000:

	Local
	Telephone	Cellular	Directory	Internet	Interexchange	All Other	Eliminations	Total

Operating revenues	$167,966	$29,678	$21,584	$5,249	$14,574	$12,946	$(18,177)	$233,820
Depreciation and amortization	39,513	3,661	—	895	1,002	7,393	—	52,464
Operating income (loss)	22,062	6,661	11,385	(7,007)	794	(7,386)	—	26,509
Interest expense	(841)	(8)	—	(66)	(233)	(45,304)	—	(46,452)
Interest income	773	148	—	—	—	1,159	—	2,080
Income tax provision (benefit)	11,707	2,457	—	—	—	(14,318)	—	(154)
Net income (loss)	16,802	4,365	4,174	(7,066)	567	(36,800)	—	(17,958)
Total assets	655,307	123,660	36,697	27,181	49,877	30,734	—	923,456
Capital expenditures	32,703	9,932	—	2,205	3,032	190	—	48,062

     Operating revenues disclosed above include intersegment operating revenues of $6,700 for local telephone, $712 for cellular, $2 for Internet and $7,977 for interexchange. In accordance with SFAS 71, intercompany revenues between local telephone and all other segments are not eliminated above.

     The following table illustrates selected financial data for each segment as of and for the three months ended September 30, 2001:

	Local
	Telephone	Cellular	Directory	Internet	Interexchange	All Other	Eliminations	Total

Operating revenues	$53,860	$11,050	$8,705	$3,586	$8,062	$4,601	$(7,044)	$82,820
Depreciation and amortization	13,384	1,530	1	463	567	4,109	—	20,054
Operating income (loss)	7,508	1,826	5,087	(2,654)	617	(175)	—	12,209
Interest expense	(406)	(31)	—	(1)	(75)	(13,516)	—	(14,029)
Interest income	1	2	—	—	—	1,100	—	1,103
Income tax provision (benefit)	2,821	763	2,268	—	—	(5,900)	—	(48)
Net income (loss)	4,319	1,008	2,819	(2,652)	546	(6,791)	—	(751)
Total assets	668,252	116,586	48,986	10,002	36,390	25,469	—	905,685
Capital expenditures	9,417	5,507	21	3,447	—	—	—	18,392

     Operating revenues disclosed above include intersegment operating revenues of $5,482 for local telephone, $413 for cellular, $450 for directory and $3,841 for interexchange. In accordance with SFAS 71, intercompany revenues between local telephone and all other segments are not eliminated above.

     The following table illustrates selected financial data for each segment as of and for the three months ended September 30, 2000:

	Local
	Telephone	Cellular	Directory	Internet	Interexchange	All Other	Eliminations	Total

Operating revenues	$50,819	$10,954	$7,255	$2,590	$5,154	$4,273	$(6,179)	$74,866
Depreciation and amortization	13,720	1,298	—	601	332	1,822	—	17,773
Operating income (loss)	2,765	2,682	3,851	(2,894)	635	(3,713)	—	3,326
Interest expense	(274)	(3)	—	(57)	(78)	(15,403)	—	(15,815)
Interest income	686	71	—	—	—	1,048	—	1,805
Income tax provision (benefit)	1,932	1,151	—	—	—	(3,103)	—	(20)
Net income (loss)	4,400	1,607	—	(2,951)	557	(14,329)	—	(10,716)
Total assets	655,307	123,660	36,697	27,181	49,877	30,734	—	923,456
Capital expenditures	12,642	3,340	—	588	—	—	—	16,570

     Operating revenues disclosed above include intersegment operating revenues of $3,008 for local telephone, $367 for cellular, and $2,987 for interexchange. In accordance with SFAS 71, intercompany revenues between local telephone and all other segments are not eliminated above.

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
Nine Months Ended September 30, 2001
(Unaudited, In Thousands Except Per Share Amounts)

5. RELATED PARTY TRANSACTIONS

     Fox Paine & Company, the majority stockholder of the Parent, receives an annual management fee in the amount of one percent of the Parent’s net income before interest expense, interest income, income taxes, depreciation and amortization and equity in earnings (losses) of investments, calculated without regard to the fee. The management fee expense for the nine months ended September 30, 2001 and 2000 was $939 and $904, respectively.

6. UNUSUAL CHARGES

     During the quarter ended September 30, 2000, the Company recorded $2.1 million of unusual charges, consisting of the write-off of approximately $1.5 million of costs related to the attempted acquisition of Matanuska Telephone Association and $0.6 million of severance cost related to a reduction in workforce of approximately 100 personnel.

7. SEVERANCE AND RESTRUCTURING CHARGES

     The Company recorded $3,019 related to severance and restructuring charges under several plans adopted during 2000. Employee force reductions resulting from these restructuring plans are expected to total approximately 300 by their completion. The Company originally expected these plans to be completed by December 31, 2001. Subsequently, the Company has extended the expected completion date for the plans to September 30, 2002. Employee groups located in Alaska within the local telephone, cellular and Internet operations are all included within the scope of the severance and restructuring plans. The plans also call for the closure of a branch operation in Vancouver, Washington, which was completed during the second quarter of 2001. As of September 30, 2001, $2,250 has been paid under the plans and approximately 125 employees have been terminated.

8. COMMITMENTS AND CONTINGENCIES

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements and Analysts’ Reports

     This report contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including statements concerning future rates, revenues, costs, capital expenditures, and financing needs and availability and statements of management’s expectations and beliefs. Actual results could differ materially from these statements as a result of many factors, including future economic, regulatory and political conditions in Alaska and the United States.

     Investors should also be aware that while ACS Holdings does, at various times, communicate with securities analysts, it is against ACS Holdings’ policy to disclose to them any material non-public information or other confidential information. Accordingly, investors should not assume that ACS Holdings agrees with any statement or report issued by an analyst irrespective of the content of the statement or report. To the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not the responsibility of ACS Holdings.

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

     ACS Holdings generates revenue principally through:

•		the provision of local telephone services, including:

	•	basic local service to retail customers within ACS Holdings’ service areas,

	•	wholesale service to competitive local exchange carriers (“CLECs”),

	•	network access services to interexchange carriers for origination and termination of interstate and intrastate long distance phone calls,

	•	universal service payments,

	•	enhanced services, and

	•	ancillary services, such as billing and collection (“B&C”);

•		the provision of cellular services;

•		the provision of directory advertising;

•		the provision of Internet services, and;

•		the provision of interexchange services.

     ACS Holdings also recognizes its proportionate share of the net income or loss of its minority-owned investments.

     Local Telephone — Within the telecommunications industry, local exchange carriers (“LECs”) have historically enjoyed stable revenue and cash flow from local exchange operations resulting from the need for basic telecommunications services, the highly regulated nature of the telecommunications industry and, in the case of rural LECs, the underlying cost recovery settlement and support mechanisms applicable to local exchange operations. Basic local service is generally provided at a flat monthly rate and allows the user to place unlimited calls within a defined local calling area. Access revenues are generated by providing interexchange carriers access to the LEC’s local network and its customers. Universal service revenues are a subsidy paid to rural LECs to support the high cost of providing service in rural markets. Revenue is also generated from ancillary and enhanced services.

     Changes in revenue are largely attributable to changes in the number of access lines, local service rates and minutes of use. Other factors can also impact revenue, including:

•	intrastate and interstate revenue settlement methodologies,

•	authorized rates of return for regulated services,

•	whether an access line is used by a business or residential subscriber,

•	the extent of competition in the local exchange service area,

•	intrastate and interstate calling patterns,

•	customers’ selection of various local rate plan options,

•	selection of enhanced calling services, such as caller identification, or other packaged products, such as cellular and Internet, and

•	other subscriber usage characteristics.

     LECs have three basic tiers of customers:

•	business and residential customers located in their local service areas that pay for local phone service,

•	interexchange carriers that pay for access to long distance calling customers located within its local service areas and

•	CLEC’s that pay for wholesale access to the Company’s network in order to provide competitive local service on either a wholesale or unbundled network element (“UNE”) basis as prescribed under the Telecommunications Act of 1996 (“the 1996 Act”).

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

     Cellular — ACS Holdings is the largest and only statewide provider of cellular services in Alaska, currently serving approximately 79,000 subscribers. Its cellular network covers over 460,000 residents, including all major population centers and highway corridors.

     Directory — ACS Holdings is the largest provider of yellow page advertising directories in the State of Alaska. The Company currently publishes eight different books in its local telephone markets throughout the state.

     Internet — ACS Holdings is the second largest provider of Internet access services in Alaska with approximately 51,000 customers. ACS Holdings offers dedicated and dial-up Internet access and digital subscriber line, or DSL, Internet access to its customers.

     Interexchange — ACS Holdings provides long distance and other interexchange services to over 67,000 customers in Alaska. ACS Holdings has migrated long distance traffic on main routes from leased circuits onto its own network infrastructure.

RESULTS OF OPERATIONS

     The following table summarizes ACS Holdings’ consolidated operations for the three and nine months ended September 30, 2001 and 2000. Certain reclassifications have been made to the 2000 operations to conform to the current presentation of ACS Holdings’ consolidated operations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

	(In Thousands, Except Per Share Amounts)
Operating revenues:
Local telephone	$53,860	$50,819	$163,018	$167,966
Cellular	11,041	10,947	30,734	29,657
Directory	8,705	7,255	24,857	21,584
Internet	3,584	2,590	9,898	5,247
Interexchange	5,395	2,976	16,557	8,513
Other	235	279	733	853

Total operating revenues	82,820	74,866	245,797	233,820
Operating expenses:
Local telephone	29,259	34,166	88,582	103,288
Cellular	5,951	5,913	17,501	17,684
Directory	3,616	3,404	10,478	10,199
Internet	4,583	3,672	11,592	7,788
Interexchange	6,678	4,187	23,043	12,774
Other	470	342	1,429	1,031
Unusual charges	—	2,083	—	2,083
Depreciation and amortization	20,054	17,773	59,292	52,464

Total operating expenses	70,611	71,540	211,917	207,311

Operating income	12,209	3,326	33,880	26,509
Other income (expense):
Interest expense	(14,029)	(15,815)	(44,005)	(46,452)
Interest income and other	1,021	1,753	2,777	1,984
Equity in earnings (loss) of investments	—	—	69	(153)

Total other expense	(13,008)	(14,062)	(41,159)	(44,621)

Loss before income taxes	(799)	(10,736)	(7,279)	(18,112)
Income tax benefit	48	20	147	154

Net loss	$(751)	$(10,716)	$(7,132)	$(17,958)

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

     Beginning with the first quarter of 2001, the Company began reporting directory and interexchange as separate segments. Prior year amounts have been reclassified to conform with the current presentation. All amounts are discussed at the consolidated level after the elimination of intercompany revenue and expense.

     Operating Revenues

     Operating revenues increased $8.0 million, or 10.6%, for the three months ended September 30, 2001 compared to the three months ended September 30, 2000. Local telephone, cellular, Internet, directory advertising, and interexchange revenues all increased compared to the corresponding period of 2000.

     Local Telephone

     Local telephone revenues, which consist of local network service, network access revenue and deregulated and other revenues, increased $3.0 million, or 6.0%, for the three months ended September 30, 2001 compared to the same period in 2000. The following table summarizes ACS Holdings’ consolidated local telephone revenues by category.

	Three Months Ended
	September 30,

	2001	2000

	(In Thousands)
Local telephone revenue:
Local network service	$24,388	$22,679
Network access revenue	24,993	21,779
Deregulated and other revenue	4,479	6,361

Total local telephone revenue	$53,860	$50,819

     Local network service revenue increased $1.7 million, or 7.5% to $24.4 million during 2001. The net increase was due primarily to lower charges for uncollectible accounts in 2001 than 2000 due to improved collection processes.

     The Company continued to experience loss of retail market share for local network service in its Anchorage and Fairbanks service areas during the quarter. Generally, when the Company loses a retail local network service line to a competitor, it continues to provide the line to the competitor on a wholesale basis at reduced revenue per line. Management believes that the continuing loss of market share experienced in Anchorage and Fairbanks is partially attributable to below cost interconnection rates for UNEs currently in place. The RCA has also approved arbitrated interconnection rates for UNEs for the Company’s Juneau market which are also below cost, although there has been no competitive market penetration to date. During the second quarter, the Company reopened interconnection proceedings for its Anchorage market and filed for an interim and refundable UNE rate increase of approximately $10 per month per loop. See “Outlook” under Item 2 of this Part and “Legal Proceedings” under Item 1 of Part II of this report for further discussion.

     The Company is also earning less than its required rate of return for local network service and filed a local service rate case with the RCA on July 2, 2001 aimed at making up this deficiency. Subsequently, in October 2001, the Company filed for interim and refundable local service rates in its Anchorage market in order to expedite a partial recovery of the total revenue deficiency. The interim and refundable rates that the Company has filed for are designed to generate approximately $5.5 million in annual revenue requirement should they be approved by the RCA. See “Outlook” under Item 2 of this Part and “Legal Proceedings” under Item 1 of Part II of this report for further discussion.

     Network access revenues increased $3.2 million, or 14.8%, from $21.8 million in 2000 to $25.0 million in 2001. During the third quarter of 2000, network access revenues were reduced by $3.6 million to reflect the uncertainty of certain components of these revenues. The amounts reserved in the third quarter of 2000 related to a complaint filed with the FCC alleging that a subsidiary of the Company exceeded their federally authorized rate of return. Network access revenues are based on a regulated return on rate base and recovery of allowable expenses associated with the origination and termination of interstate and intrastate toll calls. Universal service support revenue is also included in network access revenue. Reductions in regulated operating expense and its effect on the interstate access revenue requirement accounted for the $0.4 million reduction in network access revenues after consideration of the reduction recorded in 2000. Management expects that network access revenues will continue to decline as a component of local telephone revenues for the foreseeable future.

     Deregulated and other revenues, which decreased $1.9 million, or 29.6% over 2000, consists principally of B&C services, space and power rents, deregulated equipment sales, paystation revenues, white pages directory listing revenue, and other miscellaneous telephone revenues. The decrease was primarily due to reductions in deregulated equipment sales experienced during the quarter, which the Company believes to be temporary and attributable to uncertainties within the business community about the economic outlook.

     Cellular

     Cellular revenues increased $0.1 million, or 0.9%, to $11.0 million for the three months ended September 30, 2001 compared to $10.9 million for the three months ended September 30, 2000. This growth in revenue is primarily due to a 7.2% increase in average cellular subscribers from 73,395 in 2000 to 78,666 in 2001. Although average airtime increased from approximately 162 minutes per month in 2000 to 192 minutes per month in 2001, average revenue per unit decreased from $49.72 in 2000 to $46.78 in 2001. The decrease is the result of new competitive digital statewide and national pricing programs that offer more minutes and free features than the previous plans for the same price, coupled with other sales promotions. These competitive plans have resulted in increased total revenues and market share but lower revenue per unit.

     Directory advertising

     Directory advertising revenues increased by $1.4 million, or 20.0%, to $8.7 million in 2001 from $7.3 million in 2000. This increase is attributable to growth in sales for the current directory phone book cycles. Management expects the historic growth rate experienced in directory revenue to slow in the future.

     Internet

     Internet revenues increased $1.0 million, or 38.4%, to $3.6 million in 2001 from $2.6 million in 2000. This increase is due in part to growth in Digital Subscriber Line (“DSL”) customers to approximately 5,900 at September 30, 2001. Additionally, on July 6, 2001, the company acquired the assets and business of Internet Plus, L.L.C., dba MosquitoNet; a Fairbanks based ISP. The acquisition added 4,700 dial-up and high speed customers and $0.3 million in quarterly revenues to the Company’s Internet operations.

     Interexchange

     Interexchange service revenues increased $2.4 million, or 81.3%, to $5.4 million in 2001 from $3.0 million in 2000. The increase was primarily due to growth in long distance subscribers from 39,734 in 2000 to 67,211 in 2001. The Company also experienced growth in long distance minutes of use from 18.8 million in 2000 to 49.4 million in 2001. The growth in both subscribers and minutes of use was due to high customer acceptance of and satisfaction with the Company’s flat rate long distance product offerings, which it began rolling out in the fourth quarter of 2000.

     Other

     Other revenues, which consist principally of wireless cable television, decreased marginally from 2000 to 2001.

     Operating Expenses

     Operating expenses decreased $0.9 million, or 1.3%, to $70.6 million for the quarter ended September 30, 2001 from $71.5 million for the quarter ended September 30, 2000.

     Local Telephone

     The components of local telephone expense are plant specific operations, plant non-specific operations, customer operations, corporate operations and property and other operating tax expense. Depreciation and amortization associated with the operation of the local telephone segment is included in total depreciation and amortization. Local telephone expenses decreased $4.9 million, or 14.4%, to $29.3 million for the quarter ended September 30, 2001 from $34.2 million for the quarter ended September 30, 2000. As a percentage of local telephone revenues, local telephone expenses dropped to 54.3% in 2001 from 67.2% in 2000. These results reflect continued improvements in the Company’s cost structure, including workforce reductions, benefits derived from the deployment of information systems, and other synergies realized through the continued consolidation of the operations the Company acquired in 1999.

     Cellular

     Cellular expenses were consistent for the three months ended September 30, 2001 compared to the three months ended September 30, 2000 at approximately $6.0 million. Cellular expense was 53.9% of cellular revenue for 2001 compared to 54.0% of cellular revenue for 2000.

     Directory advertising

     Directory advertising expense increased $0.2 million, or 6.2%, for the three months ended September 30, 2001 compared to the three months ended September 30, 2000. Directory expense was 41.5% of directory revenue for 2001 compared to 46.9% for 2000, reflecting improved operating margin.

     Internet

     Internet expense increased $0.9 million, or 24.8%, and decreased as a percentage of revenue from 141.8% in 2000 to 127.9% in 2001. The increase in Internet expenses was due to costs associated with deploying the Company’s advanced Multi Protocol Label Switching (“MPLS”) network and service center and the acquisition of MosquitoNet in July of 2001.

     Interexchange services

     Interexchange services operating expense increased $2.5 million, or 59.5%, from $4.2 million for the three months ended September 30, 2000 to $6.7 million for the three months ended September 30, 2001. The majority of this increase was the result of additional traffic sensitive costs incurred as a result of the dramatic increase in customers and minutes of use with the rollout of the Company’s flat rate calling plans as discussed under interexchange service revenues. As a percentage of revenue, interexchange service expense decreased to 123.8% in 2001 from 140.7% in 2000.

     Other

     Other expenses, which consist principally of wireless cable television, increased marginally during 2001.

     Unusual charges

     During the quarter ended September 30, 2000, ACS Holdings recorded $2.1 million of unusual charges, consisting of the write-off of approximately $1.5 million of costs related to the attempted acquisition of Matanuska Telephone Association and $0.6 million of severance cost related to a reduction in workforce of approximately 100 personnel.

     Depreciation and Amortization

     Depreciation and amortization expense increased $2.3 million, or 12.8%, due principally to increased plant in service for the three months ended September 30, 2001 over the corresponding period of 2000.

     Other Income and Expense

     Other income and expense, which consists principally of interest expense on the Company’s outstanding debt and interest income, improved $1.1 million due primarily to lower interest rates on the Company’s variable rate debt outstanding during 2001.

     Income Taxes

     Income tax benefit represents the amortization of investment tax credits of the Company’s regulated operations. ACS Holdings has fully reserved the income tax benefit resulting from the consolidated losses it has incurred since May 14, 1999 — the date of the acquisition of substantially all of its operations. Income tax benefit has been reserved because the Company has no historical income and limited operating history on which to determine the realizable value of the tax benefit of net operating loss carryforwards with reasonable certainty. The Company reserved $1.0 million of income tax benefit resulting from its net loss before income taxes during the quarter ended September 30, 2001. The Company’s cumulative book basis income tax valuation allowance is $22.4 million at September 30, 2001.

     Net Loss

     The reduction in net loss is primarily a result of the factors discussed above.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

     Operating revenues increased $12.0 million, or 5.1%, for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. Local telephone revenues decreased compared to the prior period, while cellular, Internet, directory advertising, and interexchange service revenues all increased compared to the prior period.

     Local Telephone

     Local telephone revenues, which consist of local network service, network access revenue and deregulated and other revenues, decreased $4.9 million, or 2.9%, for the nine months ended September 30, 2001 compared to the same period in 2000. The following table summarizes ACS Holdings’ consolidated local telephone revenues by category.

	Nine Months Ended
	September 30,

	2001	2000

	(In Thousands)
Local telephone revenue:
Local network service	$70,530	$70,298
Network access revenue	76,258	79,835
Deregulated and other revenue	16,230	17,833

Total local telephone revenue	$163,018	$167,966

     Local network service revenue increased $0.2 million, or 0.3%, to $70.5 million during 2001. The net increase was due primarily to lower charges for uncollectible accounts in 2001 than 2000 due to improved collection processes.

     The Company continued to experience loss of retail market share for local network service in its Anchorage service area during the nine months ended September 30, 2001. Additionally, market share competition was initiated in the Company’s Fairbanks market area. Generally, when the Company loses a retail local network service line to a competitor, it continues to provide the line to the competitor on a wholesale basis at reduced revenue per line. Management believes that the continuing loss of market share experienced in Anchorage and initiated in Fairbanks is partially attributable to below cost interconnection rates for UNEs currently in place. The RCA has also approved arbitrated interconnection rates for UNEs for the Company’s Juneau market which are also below cost, although there has been no competitive market penetration to date. During the second quarter, the Company reopened interconnection proceedings for its Anchorage market and filed for an interim and refundable UNE rate increase of approximately $10 per month per loop. See “Outlook” under Item 2 of this Part and “Legal Proceedings” under Item 1 of Part II of this report for further discussion.

     The Company is also earning less than its required rate of return for local network service and filed a local service rate case with the RCA on July 2, 2001 aimed at making up this deficiency. Subsequently, in October 2001, the Company filed for interim and refundable local service rates in its Anchorage market in order to expedite a partial recovery of the total revenue deficiency. The interim and refundable rates that the Company has filed for are designed to generate approximately $5.5 million in annual revenue requirement should they be approved by the RCA. See “Outlook” under Item 2 of this Part and “Legal Proceedings” under Item 1 of Part II of this report for further discussion.

     Network access revenues decreased $3.5 million, or 4.5%, from $79.8 million in 2000 to $76.3 million in 2001. Network access revenues are based on a regulated return on rate base and recovery of allowable expenses associated with the origination and termination of interstate and intrastate toll calls. Universal service support revenue is also included in network access revenue. Reductions in regulated operating expense and its effect on the interstate access revenue requirement caused the decrease. Management expects that network access revenues will continue to decline as a component of local telephone revenues for the foreseeable future.

     Deregulated and other revenues, which decreased $1.6 million, or 9.0% over 2000, consists principally of B&C services, space and power rents, deregulated equipment sales, paystation revenues, white pages directory listing revenue, and other miscellaneous telephone revenues. The decrease was primarily due to reductions in deregulated equipment sales experienced during the third quarter of 2001, which the Company believes to be temporary and attributable to uncertainties within the business community towards which these sales are targeted about the economic outlook.

     Cellular

     Cellular revenues increased $1.0 million, or 3.6%, to $30.7 million for the nine months ended September 30, 2001 compared to $29.7 million for the nine months ended September 30, 2000. This growth in revenue is primarily due to a 5.8% increase in average cellular subscribers from 73,132 in 2000 to 77,346 in 2001. Although average minutes of use increased from approximately 140 minutes per month in 2000 to 173 minutes per month in 2001, average revenue per unit decreased from $45.06 in 2000 to $44.15 in 2001. The decrease was the result of new competitive digital statewide and national pricing programs that offer more minutes and free features than the previous plans for the same price, coupled with other sales promotions. These competitive plans have resulted in increased total revenues and market share, but lower revenue per unit.

     Directory advertising

     Directory advertising revenues increased $3.3 million, or 15.2%, to $24.9 million in 2001 from $21.6 million in 2000. This increase is attributable to growth in sales for the current directory phone book cycles. Management expects the historic growth rate experienced in directory to slow in the future.

     Internet

     Internet revenues increased $4.7 million, or 88.6%, to $9.9 million in 2001 from $5.2 million in 2000. The increase is due to the revenues resulting from the acquisition of Internet Alaska, Inc (“IAI”) in June of 2000, and growth in DSL customers. Additionally, on July 6, 2001, the company acquired the assets and business of Internet Plus, L.L.C., d.b.a. MosquitoNet; a Fairbanks based ISP. The acquisition added approximately 4,700 dial-up and high-speed customers and $0.3 million in year to date revenues to the Company’s Internet operations.

     Interexchange

     Interexchange service revenues increased $8.1 million, or 94.5%, to $16.6 million in 2001 from $8.5 million in 2000. The increase was primarily due to growth in long distance subscribers from 39,734 in 2000 to 67,211 in 2001. The Company also experienced growth in long distance minutes of use from 56.8 million in 2000 to 179.0 million in 2001. The growth in both subscribers and minutes of use was due to high customer acceptance of and satisfaction with the Company’s flat rate long distance product offerings, which it began rolling out in the fourth quarter of 2000.

     Other

     Other revenues, which consist principally of wireless cable television decreased marginally from 2000 to 2001.

     Operating Expenses

     Operating expenses increased $4.6 million, or 2.2%, to $211.9 million for the nine months ended September 30, 2001 from $207.3 million for the nine months ended September 30, 2000.

     Local Telephone

     The components of local telephone expense are plant specific operations, plant non-specific operations, customer operations, corporate operations and property and other operating tax expense. Depreciation and amortization associated with the operation of the local telephone segment is included in total depreciation and amortization. Local telephone expenses decreased $14.7 million, or 14.2%, to $88.6 million for the nine months ended September 30, 2001 from $103.3 million for the nine months ended September 30, 2000. As a percentage of local telephone revenues, local telephone operating expenses improved to 54.3% in 2001 from 61.5% in 2000. These results reflect continued improvements in the Company’s cost structure, including workforce reductions, benefits derived from the deployment of information systems, and other synergies, realized through the continued consolidation of the operations the Company acquired in 1999.

     Cellular

     Cellular expense decreased $0.2 million, or 1.0%, for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. Cellular expense was 56.9% of cellular revenue for 2001 compared to 59.6% of cellular revenue for 2000, reflecting improved operating margin.

     Directory advertising

     Directory advertising expense increased $0.3 million, or 2.7%, for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. Directory advertising expense was 42.2% of directory advertising revenue for 2001 compared to 47.3% of directory advertising revenue for 2000, reflecting improved operating margin.

     Internet

     Internet expense increased $3.8 million, or 48.8%, and decreased as a percentage of revenue to 117.1% in 2001 from 148.4% in 2000. The increase in Internet expense was due to the acquisition of IAI in June of 2000, costs associated with deploying the Company’s advanced MPLS network and service center, and the acquisition of MosquitoNet in July of 2001.

     Interexchange services

     Interexchange services increased $10.2 million, or 80.4%, from $12.8 million for the nine months ended September 30, 2000 to $23.0 million for the nine months ended September 30, 2001. The majority of this increase was the result of additional traffic sensitive, marketing, order processing, and other costs incurred as a result of the dramatic increase in customers with the rollout of the Company’s flat rate calling plans as discussed under interexchange service revenues. As a percentage of revenue, interexchange service expense decreased to 139.2% in 2001 from 150.1% in 2000.

     Other

     Other expenses, which consist principally of wireless cable television, decreased marginally from 2000 to 2001.

     Unusual charges

     During the nine months ended September 30, 2000, ACS Holdings recorded $2.1 million of unusual charges, consisting of the write-off of approximately $1.5 million of costs related to the attempted acquisition of Matanuska Telephone Association and $0.6 million severance cost related to a reduction in workforce of approximately 100 personnel.

     Depreciation and Amortization

     Depreciation and amortization expense increased $6.8 million, or 13.0%, due principally to increases in plant in service for the nine months ended September 30, 2001 over the corresponding period of 2000.

     Other Income and Expense

     Other income and expense, which consists principally of interest expense on the Company’s outstanding debt and interest income, improved $3.5 million due primarily to lower interest rates experienced during 2001.

     Income Taxes

     Income tax benefit represents the amortization of investment tax credits of the Company’s regulated operations. ACS Holdings has fully reserved the income tax benefit resulting from the consolidated losses it has incurred since May 14, 1999 — the date of the acquisition of substantially all of its operations. Income tax benefit has been reserved because the Company has no historical income and limited operating history on which to determine the realizable value of the tax benefit of net operating loss carryforwards with reasonable certainty. The Company reserved $3.4 million of income tax benefit resulting from its net loss before income taxes during the nine months ended September 30, 2001. The Company’s cumulative book basis income tax valuation allowance is $22.4 million at September 30, 2001.

     Net Loss

     The reduction in net loss is primarily a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     ACS Holdings has satisfied its operational and capital cash requirements primarily through internally generated funds, debt financing, or contributions from the Parent. For the nine months ended September 30, 2001 the Company’s cash flows from operating activities were $56.7 million. At September 30, 2001, the Company had approximately $41.6 million in cash and cash equivalents, of which $6.9 million is restricted. As of September 30, 2001 the Company had $75.0 million of remaining capacity under its revolving credit facility, representing 100% of available capacity.

     The Company has a $435.0 million bank credit agreement (“Senior Credit Facility”) and $150.0 million in 9.375% senior subordinated notes due 2009, representing substantially all of the Company’s long-term debt of $596.8 million as of September 30, 2001. In addition, $17.3 million in senior discount debentures are recorded at ACS Group and are collateralized by substantially all assets of the Company. Interest on ACS Group’s senior discount debentures and ACS Holdings’ senior subordinated notes are payable semiannually. Interest on borrowings under the senior credit facility is payable monthly, quarterly or semi-annually at the Company’s option, and the senior credit facility requires annual principal payments commencing on May 14, 2002.

     The Company employs an interest rate hedge transaction, which fixes at 5.99% the underlying variable rate on one-half of the borrowings under the Senior Credit Facility, or $217.5 million, expiring in June 2002, but subject to extension at the same terms under a swaption agreement for two additional years solely at the counterparties option. The underlying variable rate for the Senior Credit Facility is based on the London Interbank Offer Rate (“LIBOR”), which is adjusted at each monthly, quarterly or semi-annual rollover date.

     As of September 30, 2001 the Company has a total of $6.9 million between two separate escrow accounts pending the outcome of the Company’s appeal of a January 24, 2001 FCC Order awarding damages to an interexchange carrier. These amounts were fully reserved as of September 30, 2001. See “Legal Proceedings” under Item 1 of Part II of this report for further discussion.

     The local telephone network requires the timely maintenance of plant and infrastructure. ACS Holdings’ local network is of high quality, is technically advanced and will have relatively predictable annual capital needs. The Company’s historical capital expenditures have been significant. The construction and geographic expansion of ACS Holdings’ cellular network has required significant capital. The implementation of the Company’s interexchange and data services strategy is also capital intensive. ACS Holdings anticipates total capital spending in 2001 to be approximately $85 million, including the Company’s purchase of additional fiber capacity for $19.5 million in January 2001. The Company intends to fund its future capital expenditures with cash on hand, through internally generated cash flows, and if necessary, through additional borrowings under the revolving credit facility.

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

OUTLOOK

     ACS Holdings expects demand for telecommunications services in Alaska to remain strong during 2001. Certain Alaskan economic indicators suggest a number of factors within the state may help mitigate effects of a general slowdown in the U.S. economy, including:

•	A growth in employment during 2000, with jobs up 2.2%;

•	Approval of projects to expand Ted Stevens International Airport in Anchorage, at which 90% of all freighter jets carrying cargo between the lower 48 state and the Pacific Rim now stop;

•	Low office vacancy rates in Anchorage (2.4%) and;

•	Construction of a $215 million military hospital in Fairbanks.

     In addition, there is the potential that one or more of the following proposed undertakings may be approved, any one of which could offer significant stimulation to the Alaskan economy:

•	Construction of a pipeline to transport natural gas from the North Slope area to commercial markets in Canada and the lower 48 states;

•	Development of a new national missile defense system with deployments at Alaskan sites; and

•	Opening of the Arctic National Wildlife Refuge (“ANWR”) to new oil exploration.

     ACS Holdings believes it is well positioned to compete in the Alaska telecommunications market as an integrated, diversified, facilities-based provider of local telephone, long distance, cellular and Internet services. Certain of the markets served by ACS Holdings experience vigorous competition. Specifically, ACS Holdings faces competition in the Anchorage, Fairbanks, and Juneau local telephone markets; in the Anchorage, Fairbanks, Southeast, and Kenai Peninsula areas for cellular telephone and Internet services; and throughout the state for interstate and intrastate long distance services.

     ACS Holdings is actively pursuing legal and regulatory objectives, particularly with regard to local telephone services, to improve its competitive and economic situation. Legal proceedings have been initiated in federal and state courts challenging termination of the rural exemption and the interconnection agreements applicable to Fairbanks and Juneau. ACS Holdings has been seeking an increase in the rates charged to CLECs for UNE loops in Anchorage. The current rate was adopted as “temporary” by the regulatory commission in 1997 and, as it was not based on a forward looking cost methodology, the Company believes it is not in compliance with the 1996 Act. ACS Holdings has filed a request for an interim and refundable rate increase with the RCA pending adjudication of a compliant rate. See “Legal Proceedings” under Item 1 of Part II of this report for further discussion.

     ACS Holdings commenced rate proceedings before the RCA in July for all four of its local exchange companies. Subsequently, on October 9, 2001, the Company filed for interim and refundable local service rates in its Anchorage. The interim and refundable rates that the Company has filed for are designed to generate approximately $5.5 million in annual revenue requirement should they be approved by the RCA. These proceedings, which are not expected to be concluded during 2001, will offer ACS Holdings the opportunity to rebalance rates and increase its revenues.

     As previously reported, the Company has several restructuring plans in place to reduce costs and continue to realize operating synergies resulting from a consolidated organization. On April 1, 2001, the branch operation in Vancouver, Washington was closed and severance benefits were paid to the impacted employees. The Company anticipates achieving additional operational efficiencies during 2001 and beyond, most notably through the implementation of a new automated customer care system. This system, the first phase of which is scheduled to go on-line during the first quarter of 2002, will offer the capacity to provide better customer service with reduced staff.

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

     At the end of May 2001, the Company requested an immediate interim and refundable increase in its Anchorage UNE rate. On July 2, 2001, the Company filed revenue requirements studies with the RCA for each of its four LECs initiating new rate cases for each of its LECs and a revenue requirements hearing is expected in February 2002. On October 9, 2001, ACSA requested an interim rate increase. The Company intends to vigorously pursue all of these actions in the coming months. In addition, the Company is involved in a number of other on-going regulatory proceedings.

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

     No reports on Form 8-K were filed during the quarter ended September 30, 2001.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 25, 2001	ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.

/s/ Kevin P. Hemenway
Kevin P. Hemenway
Senior Vice President and
Chief Financial Officer
(Signing both in his capacity as
Senior Vice President on behalf of
the Registrant and as Chief
Financial Officer of the Registrant)