Form 10-K
period 2001-12-31
ALASKA COMMUNICATIONS SYSTEMS HOLDINGS INC
filed 2002-03-29
CIK 1089510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                      to

Commission file number 000-28167

Alaska Communications Systems Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	91-1921377
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 Telephone Avenue Anchorage, Alaska	99503-6091
(Address of principal executive offices)	(Zip Code)

(907) 297-3000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
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

Yes [X]          No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ] (Not Applicable)

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) (Not Applicable)

Documents Incorporated by Reference

     Portions of Alaska Communications Systems Group, Inc.’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for the registrant’s 2002 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2001

PART I

Item 1. Business

Forward Looking Statements and Analysts’ Reports

     This Form 10-K and future filings by Alaska Communications Systems Holdings, Inc. (“ACS Holdings” or the “Company”) on Forms 10-K, 10-Q and 8-K and future oral and written statements by the Company and its management may include certain “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995, including (without limitation) statements with respect to anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, pricing plans, acquisition and divestitive opportunities, business prospects, strategic alternatives, business strategies, regulatory and competitive outlook, investment and expenditure plans, financing needs and availability, and other similar forecasts and statements of expectation. Words such as “aims,” “anticipates,” “believes,” “could,” “estimates,” “expects,” “hopes,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” and “will,” and variations of these words and similar expressions, are intended to identify these forward-looking statements. These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company’s historical experience and our present expectations or projections. Forward-looking statements by the Company and its management are based on estimates, projections, beliefs and assumptions of management and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information, or otherwise.

     Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of important factors. Examples of these factors include (without limitation) rapid technological developments and changes in the telecommunications industries; ongoing deregulation (and the resulting likelihood of significantly increased price and product/service competition) in the telecommunications industry as a result of the Telecommunications Act of 1996 (the “1996 Act”) and other similar federal and state legislation and the federal and state rules and regulations enacted pursuant to that legislation; regulatory limitations on the Company’s ability to change its pricing for communications services; the possible future unavailability of Statement of Financial Accounting Standards (‘SFAS”) No. 71 to the Company’s wireline subsidiaries; and possible changes in the demand for the Company’s products and services. In addition to these factors, actual future performance, outcomes and results may differ materially because of other, more general, factors including (without limitation) changes in general industry and market conditions and growth rates; changes in interest rates or other general national, regional or local economic conditions; governmental and public policy changes; changes in accounting policies or practices adopted voluntarily or as required by accounting principles generally accepted in the United States of America; and the continued availability of financing in the amounts, at the terms and on the conditions necessary to support the Company’s future business.

     Investors should also be aware that while ACS Holdings does, at various times, communicate with securities analysts, it is against the Company’s policy to disclose to them any material non-public information or other confidential information. Accordingly, investors should not assume that ACS Holdings agrees with any statement or report issued by an analyst irrespective of the content of the statement or report. To the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not the responsibility of ACS Holdings.

Introduction

     ACS Holdings is a wholly owned subsidiary of Alaska Communications Systems Group, Inc. (“ACS Group”). ACS Holdings was formed in 1998 by Fox Paine & Company, members of the former senior management team of Pacific Telecom, Inc., and other experienced telecommunications industry executives. In May 1999, the Company acquired Century Telephone Enterprises, Inc.’s Alaska properties (“CenturyTel’s Alaska Properties”) and Anchorage Telephone Utility or ATU (collectively the “Predecessor Entities”). CenturyTel’s Alaska Properties were the incumbent provider of local telephone services in Juneau, Fairbanks and more than 70 rural communities in Alaska and provided Internet services to customers statewide. CenturyTel’s Alaska Properties included ACS of Fairbanks, Inc., ACS of Alaska, Inc., and ACS of the Northland, Inc. ATU was the largest local exchange carrier (“LEC”) in Alaska and provided local telephone and long distance services primarily in Anchorage and cellular services statewide. ATU provided long distance services through ATU Long Distance, Inc. and cellular services through MACtel, Inc. These companies are now known as ACS of Anchorage, Inc., ACS Long Distance, Inc. and ACS Wireless, Inc.

     The consolidated financial statements for ACS Holdings represent the operations principally of the following entities:

•	Alaska Communications Systems Holdings, Inc.

•	ACS of Alaska, Inc. (“ACSAK”)

•	ACS of the Northland, Inc. (“ACSN”)

•	ACS of Fairbanks, Inc. (“ACSF”)

•	ACS of Anchorage, Inc. (“ACSA”)

•	ACS Wireless, Inc. (“ACSW”)

•	ACS InfoSource, Inc. (“ACSIS”)

•	ACS Internet, Inc. (“ACSI”)

•	ACS Long Distance, Inc. (“ACSLD”)

•	ACS Television, L.L.C. (“ACSTV”)

     ACS Holdings is the leading diversified, facilities-based telecommunications provider in Alaska, offering local telephone, cellular, long distance, data and Internet services to business and residential customers throughout the state. ACS Holdings is the largest telecommunications provider in Alaska using its own network facilities to provide full service end-to-end communications to its customers.

     At various times, ACS Holdings evaluates opportunities for establishing or acquiring other telecommunications businesses through acquisitions or otherwise in Alaska and elsewhere in the United States, and may make investments in such businesses in the future. ACS Holdings has focused its attention on local telephone, cellular, directory, Internet, and interexchange businesses.

     Local Telephone. With over 330,000 access lines, representing approximately 68% of the access lines provisioned in Alaska, ACS Holdings is the largest LEC in Alaska and the 14th largest in the U.S. The Company provides service to most of the state’s major population centers, including Anchorage, Juneau and Fairbanks.

     Cellular. ACS Holdings is the largest and only statewide provider of cellular services in Alaska, currently serving approximately 80,000 subscribers. Its cellular network covers over 468,000 residents, including all major population centers and highway corridors. The Company has upgraded to a fully digital network in substantially all of its service areas.

     Directory. ACS Holdings, through its subsidiary ACSIS, is the largest provider of published directory advertising in Alaska. The Company serves approximately 12,000 advertisers through eight regional directories tailored to serve the needs of each of its local exchange markets. ACS Holdings also provides an online directory product and other specialized advertising vehicles to its customers.

     Internet. ACS Holdings is the second largest provider of Internet access services in Alaska with over 46,000 customers. ACS Holdings offers dedicated and dial-up Internet access and digital subscriber line, (“DSL”) Internet access to its customers.

     Interexchange. ACS Holdings provides long distance and other interexchange services to over 65,000 customers in Alaska. ACS Holdings has migrated long distance traffic from leased circuits onto its own network infrastructure where possible, principally between its major markets of Anchorage, Fairbanks and Juneau.

     Other. ACS Holdings provides wireless cable television services in the Fairbanks and Anchorage service areas over UHF frequencies. ACS Holdings is evaluating opportunities to expand its offering of wireless cable television services.

Products, Services and Revenue Sources

     ACS Holdings offers a broad portfolio of telecommunications services to residential and business customers in its markets. The Company believes that, as the communications marketplace continues to converge and competition continues to enter the market, the ability to offer an integrated package of communications products will provide a distinct competitive advantage, as well as increase customer loyalty, and thereby decrease customer turnover. The Company complements its local telephone services by actively marketing its cellular, directory, Internet, interexchange and other service offerings.

     Profit or loss and total assets for each of the Company’s segments is disclosed in Note 14 “Business Segments” of the Alaska Communications Systems Holdings, Inc. Consolidated Financial Statements. The following table sets forth the components of ACS Holdings’ consolidated revenues for the years ended December 31, 2001 and December 31, 2000 and pro forma combined revenues for the year ended December 31, 1999 (dollars in millions). For the year ended December 31, 1999, the combined revenues represents the historical combined revenues of the Predecessor Entities — prior to their ownership by ACS Holdings, from January 1, 1999 through May 14, 1999, plus the consolidated results of ACS Holdings from May 15, 1999 through December 31, 1999.

	Revenue for the Year Ended December 31,

	2001		2000		1999
	Consolidated		Consolidated		Proforma Combined

	Amount	Percent	Amount	Percent	Amount	Percent

Revenue by Source:
Local network service	$96.3	29.0%	$94.1	30.1%	$94.5	31.5%
Network access	103.0	31.0	105.2	33.6	105.4	35.1
Deregulated and other revenue	22.1	6.7	23.0	7.3	22.5	7.5

Local telephone	221.4	66.8	222.3	71.0	222.4	74.2
Cellular	40.4	12.2	39.5	12.6	36.0	12.0
Directory	33.9	10.2	29.1	9.3	26.6	8.9
Internet	13.7	4.1	9.2	2.9	4.9	1.6
Interexchange	21.3	6.4	11.8	3.8	9.6	3.2
Other	1.0	0.3	1.1	0.4	0.4	0.1

Total	$331.7	100.0%	$313.0	100.0%	$299.9	100.0%

     Local Telephone

     The Company provides local telephone service through its four LECs. Local telephone revenue consists of local network service, network access (including universal service revenue), and deregulated and other revenue, each of which is described below.

     Local Network Service

     Basic Local Network Service. Basic local network service enables customers to originate and receive telephone calls within a defined “exchange” area. The Company provides basic local services on a retail basis to residential and business customers, generally for a fixed monthly charge. The maximum amount that can be charged to a customer for basic local services is determined by rate proceedings involving the Regulatory Commission of Alaska (“RCA”). The Company charges business customers higher rates to recover a portion of the costs of providing local service to residential customers, as is customary in the industry. On average, U.S. business rates for basic local services have been over two times the rates of residential customers. Basic local service also includes non-recurring charges to customers for the installation of new products and services and recurring charges for enhanced features such as call waiting and caller identification.

     At December 31, 2001, approximately 57% of ACS Holdings’ retail access lines served residential customers and 43% served business customers. Currently, monthly charges for basic local service for residential customers range from $9.42 to $16.30 in ACS Holdings’ service areas compared to the national average for urban areas of $13.70. Monthly charges for business customers range from $17.65 to $35.00 in ACS Holdings’ service areas compared to the national average for urban areas of $33.88. In November 2001, the Company was authorized by the RCA to increase on an interim basis certain rates in its largest market, Anchorage, by 24%. As a result, the Company increased residential service rates in Anchorage from $9.70 to $12.05 per month. See “Business — Regulation” for further discussion of regulatory matters including the Company’s local network service rate proceedings.

     The table below sets forth the annual growth in access lines for ACS Holdings and its Predecessor Entities from December 31, 1997 to December 31, 2001. The number of access lines shown for 1997 includes approximately 37,000 access lines that were acquired by CenturyTel’s Alaska Properties as part of its acquisition of the City of Fairbanks Telephone Operation in October 1997. The number of access lines shown represents all revenue producing access lines connected to both retail and wholesale customers.

	As of December 31,

	2001	2000	1999	1998	1997

Retail access lines	261,002	272,936	281,726	266,704	275,549
Wholesale access lines	22,859	17,303	15,680	13,010	5,106
Unbundled network elements	49,062	39,221	28,202	20,680	2,700

Total Local Telephone Access Lines	332,923	329,460	325,608	300,394	283,355
Percentage Growth	1.1%	1.2%	8.4%	6.0%	19.2%

     On June 1, 1999, as part of the consolidation of its operating and billing systems, ACS Holdings conformed the methodology by which the number of access lines is calculated across all of its local exchanges to that previously used for CenturyTel’s Alaska Properties. The Company intends to use the method used to calculate access lines in service for CenturyTel’s Alaska Properties to calculate its access lines in all future periods. In the table above, for the year ended December 31, 1999, the Company shows ATU’s number of access lines calculated using this method. If the number of ATU’s access lines in service at December 31, 1998 was computed under this same method, the number of access lines at ATU would increase by 4,940 and the total number of access lines would equal 305,334 and the combined growth percentage would be 7.8% for 1999. Due to limited data available to ACS Holdings, no adjustments to the access lines in service for 1997 have been computed.

     Management believes that future access line growth is dependent on among other things, the economic outlook in Alaska and the United States, the impact of technology and competition on line demand and population growth in the Company’s service areas.

     Competitive Local Network Service. The Company also provides interconnection through wholesale access to its basic local service and through leasing unbundled network elements (“UNEs”) to its competitors as required by the 1996 Act. Revenues for these services are included in local network service revenues. The Company provided 68,068 lines to competitors in the Anchorage service area on either a wholesale or UNE basis as of December 31, 2001. In November of 2001 the Company was authorized by the RCA to implement an interim and refundable rate increase of $1.07 per UNE loop for its Anchorage serving area, increasing the total rate to $14.92 from $13.85. The RCA has also lifted the Company’s rural exemption for the Fairbanks and Juneau serving areas and awarded interconnection rates to a competitor on a UNE basis of $19.19 and $16.71, respectively. The Company believes the UNE rates in place in all of its markets are below its embedded and forward looking cost and are therefore non-compensatory. As of December 31, 2001, the Company provided 3,853 lines to competitors in the Fairbanks service area on either a wholesale or UNE basis. The Company has not yet provided lines on either a wholesale or UNE basis to competitors in Juneau, although competition is expected in 2002. See “Business — Regulation” for further discussion of regulatory matters, including interconnection under the 1996 Act.

     While there is some seasonality in local network service, represented primarily by reduced line demand in the Alaskan winter as seasonal workers leave the state, operating results for local telephone services are not materially impacted by seasonal factors.

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

     Intrastate Access Charges. ACS Holdings generates intrastate access revenue when an intrastate long distance call that involves an ACS Holdings’ LEC and an interexchange carrier is originated and terminated within the same state. The interexchange carrier pays the Company an intrastate access payment for either terminating or originating the call. The Company records the details of the call through its carrier access billing system and receives the access payment from the interexchange carrier. The Company also provides billing and collection (“B&C”) services for interexchange carriers through negotiated B&C agreements for certain types of toll calls placed by the Company’s local customers. ACS Holdings’ LECs in competitive areas are under their own stand-alone tariffs for intrastate access. In non-competitive areas, ACS Holdings’ LECs participate in a statewide tariff and access charge pooling arrangement that is administered by the Alaska Exchange Carriers Association (“AECA”). The access charge for ACS Holdings’ intrastate service is regulated by the RCA.

     Interstate Access Charges. ACS Holdings generates interstate access revenue when an interstate long distance call is originated from an Alaskan local calling area served by an ACS Holdings’ LEC and is terminated in a local calling area in another state, and vice versa. The Company bills interstate access charges in a manner similar to intrastate access charges. However, interstate access charges are regulated by the Federal Communications Commission (“FCC”) rather than the RCA. ACS Holdings’ LECs participate in a nationwide tariff and access charge pooling arrangement that is administered by the National Exchange Carrier Association (“NECA”) for all ACS Holdings’ LECs except ACSA. ACSA participates in the NECA common line tariff, but has its own interstate access tariff for traffic sensitive and special access services.

     Universal Service Revenue. Universal service revenue supplements the amount of local service revenue the Company receives to ensure that basic local service rates for customers in high cost rural areas are not significantly higher than rates charged in lower cost urban and suburban areas. The 1996 Act prescribed new standards applicable to universal service, including mechanisms for defining the types of services to be provided as part of a universal service program, specific goals or criteria applicable to universal service programs, new qualifications for receipt of universal service funding and new requirements for contributions to universal service funding. The FCC, in conjunction with a federal-state joint board composed of FCC and state commission members, has been working since passage of the 1996 Act to implement these new statutory provisions. The FCC has chosen to address universal service matters, initially for non-rural telephone companies, and subsequently for rural telephone companies. While new cost-identification models for non-rural local carriers were adopted effective on January 1, 2000, similar models for rural carriers were rejected by the FCC, leaving previous Universal Service Fund (“USF”) calculations in place. While the Joint Board and the FCC continue to examine modifications to the universal service funding mechanisms, it is unlikely that any changes will have a near-term impact on ACS Holdings’ revenue.

     Operating results for network access services are not materially impacted by seasonal factors.

     Deregulated and Other Revenue

     Deregulated and other revenues consist of B&C contracts, space and power rents, pay telephone service, customer premise equipment sales, and other miscellaneous revenues generated by the Company’s LECs. ACS Holdings seeks to capitalize on its local presence and network infrastructure by offering these additional services to customers and interexchange carriers. Deregulated and other revenue is generally not subject to seasonal impacts on operating results.

     Cellular

     ACS Holdings’ cellular business is currently managed separately from its LEC business and is subject to a different regulatory framework and cost structure. Cellular services are provided statewide under the ACS Wireless brand name. The primary sources of cellular revenue include subscriber access charges, airtime usage, toll charges, connection fees, roaming revenues, and enhanced features, such as caller identification and call waiting. A subscriber may purchase services separately or may purchase rate plans that package these services in different ways to fit different calling patterns and desired features.

     The table below sets forth the annual growth in the number of cellular subscribers served and total covered population for ACS Holdings and its Predecessor Entities from December 31, 1997 to December 31, 2001.

	As of December 31,

	2001	2000	1999	1998	1997

Estimated covered population	468,622	462,057	460,802	460,162	453,361
Ending subscribers	80,120	75,933	73,068	66,572	55,131
Ending penetration	17.1%	16.4%	15.9%	14.5%	12.2%

     Although ACS Holdings has achieved cellular penetration rates of approximately 17% in Anchorage, 19% in Fairbanks and 20% in the Kenai peninsula, penetration rates in the Company’s other service areas are significantly lower. Management believes there are opportunities to improve the penetration rates of its cellular operations in Southeastern Alaska, and in particular, Juneau. Management also believes that the market for cellular services will continue to grow with the expansion of the cellular industry as a whole.

     ACS Holdings also owns 10 megahertz E Block PCS licenses covering Anchorage, Fairbanks and Juneau which were purchased by CenturyTel’s Alaska Properties in 1997 and acquired by the Company when it purchased CenturyTel’s Alaska Properties on May 14, 1999. Management is analyzing the build out of these licenses and technical alternatives for using this spectrum to enhance the Company’s service offerings in its overall business.

     Cellular revenue declines in the winter months and increases in the summer months due to Alaska’s northern latitude and the wide swing in available daylight and changes in weather patterns between summer and winter and their effect on business, tourism and subscriber calling patterns. However, operating results for cellular services are not materially impacted by seasonal factors.

     Directory

     ACS Holdings is the largest provider of yellow page advertising directories in the State of Alaska. The Company currently publishes eight different books in its local telephone markets throughout the state. Directory advertising revenues are derived by ACS Holdings principally from yellow pages advertising in the local telephone books of each of the Company’s local exchange service areas. The Company provides this service under a contractual arrangement with a directory publishing company. Directory advertising is billed in conjunction with local telephone service under a B&C agreement. ACS Holdings competes for directory advertising services with at least one other publisher in substantially all of its service areas. Directory revenues are not materially effected by seasonality.

     Internet

     ACS Holdings provides Internet access services to approximately 46,000 customers as of December 31, 2001. In order to offer Internet access, the Company provides local dial-up telephone numbers for its customers. ACS Holdings also offers high speed DSL to its customers in its major LEC service territories. These local dial-up numbers and dedicated DSL connections allow customers access, through a modem connection on their computer, to a series of computer servers ACS Holdings owns and maintains. These servers allow customers to access their e-mail accounts and to be routed to local access points that connect customers to the Internet. ACS Holdings charges customers either a flat rate for unlimited Internet usage or a usage sensitive rate, which, in either case, can be billed on customers’ local telephone bills. Operating results for Internet access services are not materially impacted by seasonal factors.

     Interexchange

     Long Distance Services. ACS Holdings’ predecessors began offering long distance services on a resale basis in October 1997, primarily in Anchorage. The Company currently has approximately 65,000 long distance customers and less than 10% of total long distance revenues in Alaska. Before August 1998, CenturyTel’s Alaska Properties were precluded from entering the long distance business by a non-competition agreement with AT&T Alascom which was signed when Pacific Telecom sold Alascom, Inc. to AT&T in 1995.

     In April 1999, ACS Holdings entered into a settlement agreement with General Communication, Inc. (“GCI”) under which the Company agreed to enter into a number of new business arrangements and to settle a number of outstanding disputes, including GCI’s opposition to ACS Holdings’ acquisitions of CenturyTel’s Alaska Properties and ATU. As part of this agreement and to support other aspects of the Company’s business strategy, ACS Holdings purchased from GCI $19.5 million of fiber capacity for high-speed links within Alaska and for termination of traffic in the lower 49 states. Subsequently, the Company entered into an amendment to the purchase agreement with GCI, whereby, among other things, ACS Holdings agreed to purchase additional capacity for $19.5 million. The Company fulfilled this commitment to purchase additional capacity on January 12, 2001.

     ACS Holdings is subject to numerous conditions imposed by the RCA and, to a lesser degree, by the FCC on the manner in which the Company conducts its long distance operations. The restrictions are intended to prohibit cross-subsidization from the regulated LEC to the long distance affiliate and discrimination against other long distance providers in favor of a LEC’s long distance affiliate. Among the conditions applied to ACS Holdings’ long distance affiliate are those which:

•	require the Company to hold all books and records, management, employees and administrative services separate, except that services may be provided among affiliates through arm’s length affiliated interest agreements,

•	prohibit ACSA, ACSAK, ACSN and ACSF from bundling local and intra-state long distance services until competition develops in their local markets and

•	prevent the Company from joint ownership of telephone transmission or switching facilities with the LEC and from using the LEC’s assets as collateral for its own indebtedness.

     Although there is some seasonal impact on customer usage patterns for long distance, operating results are not materially impacted by seasonal factors.

     Other

     ACS Holdings owns ACSTV, a wireless cable television provider. ACSTV provides wireless cable television services over assigned UHF frequencies to approximately 1,900 customers in the Company’s Anchorage and Fairbanks service areas. ACS Holdings is evaluating opportunities to expand its offering of wireless cable television services.

Network Facilities

     As of December 31, 2001, ACS Holdings owned 66 host switches serving over 330,000 access lines. All of the Company’s access lines are served by digital switches provided predominately by Nortel Networks. ACS Holdings’ switches are linked through a combination of extensive aerial, underground and buried cable, including 640 sheath miles of fiber optic cable, as well as digital microwave and satellite links. The Company has 100% single-party services (one customer per access line), and believes substantially all of its major switches have current generic software upgrades installed, allowing for the full range of enhanced customer features.

     ACS Holdings has integrated numerous network elements to offer a variety of services and applications that meet the increasingly sophisticated needs of customers. These elements include Signal System 7 signaling networks, voice messaging platforms, digital switching, DSL and, in some communities, integrated service digital network access. As the telecommunications industry experiences significant changes in technology, customer demand and competition, the Company intends to introduce additional enhancements.

     Network operations and monitoring are provided by ACS Holdings’ network operating control center located in Anchorage. The network operating control center has technicians staffed seven days a week, 24 hours a day. The Company also has customer care call center facilities in Anchorage and Fairbanks along with additional customer care facilities in Juneau, Sitka, Kenai/Soldotna and Kodiak. All of these facilities offer extended business hours to efficiently handle customer inquiries and orders for service.

     ACS Holdings’ cellular operations consist of three digital switching centers, 94 cell sites and four repeaters covering substantially all major population centers and highway corridors in Alaska plus one analog switch and cell site covering Barrow, Alaska. The Company uses Ericsson switches and radios for its cellular operations. The Company’s switching and cell site infrastructure is linked by fiber and digital microwave. ACS Holdings’ network operating control center located in Anchorage also supports all cellular switches in ACS Holdings’ markets. Customer care centers are located in Anchorage, Fairbanks, Juneau and Kenai/Soldotna.

     The Company is enhancing its network to accommodate developing products and technology. The Company is working with Cisco Systems and other vendors to implement a Multi-Protocol Label Switching over Asynchronous Transfer Mode network or MPLS/ATM. ACS Holdings believes the implementation of an MPLS/ATM network will enhance its capability to provide a complete suite of converged telecommunications, data and video services and achieve significant operating efficiencies. The Company completed the first phase of the implementation in 2001. Core MPLS/ATM nodes were installed in Anchorage, Fairbanks, Kenai, Juneau and Seattle. ACS Holdings expects to complete the implementation of its MPLS/ATM network early in the second quarter of 2002.

     Completion of the MPLS/ATM network will enable the Company to provide an array of products and services over Internet Protocol or IP. ACS Holdings currently offers a variety of products and services and will be able to converge them all over its MPLS core network:

•	virtual private networks,

•	virtual private lines,

•	voice over IP services,

•	transparent local area networks (LAN),

•	proprietary LANs and wide area networks (WAN),

•	high speed Internet access,

•	managed services,

•	video and

•	video conferencing.

Customers

     ACS Holdings has three basic types of customers for the services of its LECs:

•	business and residential customers located in their local service areas that pay for local phone service,

•	interexchange carriers that pay for access to long distance calling customers located within the Company’s local service areas and

•	competitive local exchange carriers (“CLECs”) that pay for wholesale access to the Company’s network in order to provide competitive local service on either a wholesale or UNE basis as prescribed under the 1996 Act.

     Approximately 57% of ACS Holdings’ retail access lines served residential customers, while 43% served business customers.

     ACS Holdings also has approximately 80,000 cellular subscribers, 46,000 Internet subscribers and 65,000 long-distance subscribers consisting substantially of retail residential and business consumers.

     No single ACS Holdings customer represented more than 10% of its total 2001 consolidated revenue.

Competition

     Local Telephone Service

     Incumbent local exchange carriers (“ILECs”) may be subject to any of three types of competition:

•	facilities-based competition from providers with their own local service network,

•	resale competition from resale interconnection, or providers who purchase local service from the ILEC at wholesale rates and resell these services to their customers and

•	competition from UNE interconnection, that is, providers who lease UNEs from the ILEC.

     The geographic characteristics of rural areas presently make the entrance of most facilities-based competitors uneconomical because of the significant capital investment required and the limited market size. Therefore, ACS Holdings believes competition is likely to come from resale interconnection or UNE interconnection. However, in the future, competition though other means, such as cable or wireless telephony may become economically feasible. There are no regional Bell operating companies in Alaska.

     In September 1997, GCI and AT&T Alascom, the two largest long distance carriers in Alaska, began providing competitive local telephone services in Anchorage. GCI competes principally through UNE interconnection with ACSA facilities, while AT&T Alascom competes primarily by reselling ACSA’s services. Competition is based upon price and pricing plans, types of services offered, customer service, billing services, and quality and reliability of service. GCI has focused principally on advertising discount plans for bundled services. AT&T Alascom’s strategy has been to resell ACSA’s service as part of a package of local and long distance services. As a result, ACSA now has approximately 43% competitive market penetration as of December 31, 2001. The Company expects GCI and AT&T Alascom to continue to compete for local telephone business.

     As “rural telephone companies” under the 1996 Act, ACS Holdings’ rural LECs have historically been exempt from the obligation to lease their facilities or resell their services on a wholesale discount basis to CLECs seeking interconnection. However, on June 30, 1999 the Alaska Public Utilities Commission (“APUC”) ordered these exemptions terminated for certain rural service areas of ACS Holdings, and on October 11, 1999, the RCA, which replaced the APUC on July 1, 1999, sustained the APUC’s order. As a result, ACS Holdings’ rural LECs entered into interconnection arbitration with GCI. This arbitration resulted in arbitration agreements for certain rural service areas of ACS Holdings. See “Business — Regulation” for further discussion.

     In October 2000, the RCA approved interconnection agreements under the 1996 Act ACSF, ACSN and ACSAK and GCI for its Fairbanks and Juneau markets. Commencing in April 2001, the Company received its first orders for resale of local services in Fairbanks. As of December 31, 2001, ACS Holdings estimates that it now has approximately 90% market share in Fairbanks. Through December 31, 2001, GCI has competed in Fairbanks primarily through reselling ACSF and ACSN services, however, the Company expects GCI to compete in this market primarily through UNE interconnection in the future. ACSAK has experienced no competition in its Juneau market as of February 2002, although the Company anticipates competition in the future. While GCI claims the right to resell local service in portions of the ACSN territory, it has yet to place any orders to do so.

     ACS Holdings expects increasing competition from providers of various services that provide users the means to bypass its network. Long distance companies may construct, modify or lease facilities to transmit traffic directly from a user to a long distance company. Cable television companies also may be able to modify their networks to partially or completely bypass the Company’s local network.

     In addition, while cellular telephone services have historically complemented traditional LEC services, the Company anticipates that existing and emerging wireless technologies may increasingly compete with LEC services. For example, AT&T had introduced its fixed wireless product to the Anchorage market. Although AT&T’s fixed wireless product was subsequently abandoned, communications technology manufacturers continue to work on alternatives to traditional LEC service. At this time it is not possible to predict the impact of this product on the Company’s share of the local market. Technological developments in cellular telephone features, personal communications services, digital microwave and other wireless technologies are expected to further permit the development of alternatives to traditional wireline services.

     Cellular Services

     The wireless telecommunications industry is experiencing significant technological change, as evidenced by the increasing pace of improvements in the capacity and quality of digital technology, shorter cycles for new products and enhancements, and changes in consumer preferences and expectations. ACS Holdings believes that the demand for wireless telecommunications services is likely to increase significantly as equipment costs and service rates continue to decline and equipment becomes more convenient and functional. Competition is based on price, quality, network coverage, packaging features and brand reputation. In addition, there are six PCS licensees in each of the Company’s cellular service areas. ACS Holdings holds PCS licenses covering Anchorage, Fairbanks and Juneau. ACS Holdings currently competes with at least one other wireless provider in each of its cellular service areas, including AT&T Wireless Services, Alaska DigiTel, and Dobson Communications. At least one new wireless competitor is expected to enter the Alaska market in 2002. The Company believes that the unique and vast terrain and the high cost of PCS system buildout make entrance into markets outside Anchorage uneconomical at this time.

     As the market for simple cellular voice services approaches maturity, providers are experiencing downward pressure on price. ACS Holdings is positioning itself to offset this impact by bringing new higher margin services to market. By developing products for targeted market segments, the Company is leveraging the advantage in market share and geographical coverage to attract new customers and increase monthly revenues from existing customers. The Company continuously evaluates new service offerings in order to differentiate it from its competitors, produce additional revenues and increase margins.

     Internet Services

     The market for Internet access services is highly competitive in most markets in the state. There are few significant barriers to entry, and the Company expects that competition will intensify in the future. ACS Holdings currently competes with a number of established online services companies, interexchange carriers, local exchange carriers with Internet subsidiaries, satellite service providers and cable television companies. The Company believes that its ability to compete successfully will depend upon a number of factors, including the reliability and security of its network infrastructure, the ease of access to the Internet, and the pricing policies of its competitors. During 2001, the Company continued to feature its DSL services in Anchorage, Fairbanks, Juneau, Kenai/Soldotna, Homer and Sitka, Alaska for both residential and business applications.

     Long Distance Services

     The long distance telecommunications market is highly competitive. Competition in the long distance business is based primarily on price, although branding, customer service, billing services and quality play a role in customer’s choices to some extent. The Company currently offers long distance service to customers located primarily in the more populous communities within its service territory. AT&T Alascom and GCI are currently the two major competing long distance providers in Alaska. The Company currently has less than 10% of total long distance revenues in Alaska. The Company provides traditional “1+” direct distance dialing (DDD), toll-free services, calling cards and private line services for data and voice applications. In Spring 2001, the Company discontinued its long distance “Infinite Minutes” program, and introduced several new flat-fee programs marketed as “Easy Choices.” The new programs allow customers to purchase interstate minutes of use in blocks of time for a single monthly fee. ACS Holdings expects to continue offering innovative products of this nature in the future.

Sales and Marketing

     The Predecessor Entities have historically conducted their sales and marketing operations for each of their respective products on a stand-alone basis, with each product line having its own sales force and marketing department. ACS Holdings has consolidated its product and service offerings under the “Alaska Communications Systems” and “ACS” brands, subject to regulatory and strategic business considerations.

     Key components of the Company’s sales and marketing strategy include:

•	establishing name recognition of the ACS brand across all product and service offerings,

•	marketing current and future service offerings aggressively,

•	providing simplified packaged service offerings,

•	centralizing marketing functions,

•	improving quality, reliability and customer service,

•	developing and delivering to the market new products and services in line with strategic goals, and

•	enhancing direct sales efforts.

     ACS Holdings believes that it can leverage its position as an integrated, one-stop provider of telecommunications services with strong positions in local access, cellular, directory, Internet, and interexchange long distance and data markets. By pursuing, within the bounds of any applicable regulatory constraints, a marketing strategy that takes advantage of these characteristics and that facilitates cross-selling and packaging of its products and services, the Company believes it can increase penetration of new product offerings, improve customer retention rates, increase its share of its customers’ overall telecommunications expenditures, and achieve continued revenue and operating cash flow growth.

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

     The Company has established a sales and marketing organization where marketing strategies are centralized and sales functions are based locally. To enhance its direct selling efforts, the Company has established additional customer and retail service centers in its larger service areas, such as Juneau and Kenai/Soldotna, and intends to enhance its call center operations through a combination of technology investments, training, and incentive compensation programs for call center employees.

Employees

     ACS Holdings considers employee relations to be good. As of December 31, 2001, the Company employed a total of 1,168 regular full-time employees, 924 of whom were represented by the International Brotherhood of Electrical Workers, Local 1547 (“IBEW”). On November 2, 1999, the IBEW membership for ACS Holdings ratified the terms of a master collective bargaining agreement that governs the terms and conditions of employment for all IBEW represented employees working for ACS Holdings in the State of Alaska. The master agreement embraces a labor-management relationship that is founded on trust, cooperation and shared goals. The November 1999 agreement, which expires December 31, 2006, provides for wage increases up to 4% in specified years based on the annual increases in the consumer price index for Anchorage as reported by the U.S. Department of Labor CPI-U. The last wage increase under the agreement was implemented in July 2001 and the next scheduled wage review is in January 2003. The master agreement also limits ACS Holdings’ health and welfare contributions for represented employees to 4% annually. There have been no work stoppages or strikes, and none are anticipated.

     ACS Holdings also enjoys good relations with the non-represented employee group. Non-represented employees qualify for wage increases based on individual and Company performance, and key employees are also eligible for performance-based incentives and equity compensation. Additionally, ACS Holdings provides a total benefits package, including health, welfare, and retirement components, that is competitive in ACS Holdings’ market.

Regulation

     Overview

     The Company’s local telephone operating subsidiaries, ACSA, ACSF, ACSAK, and ACSN, are each “telecommunications carriers” and ILECs under the Communications Act of 1934 (the “Communications Act”), which was amended by the 1996 Act, and are subject to the jurisdiction of the FCC and the RCA. ACSLD, ACS Holdings’ long distance subsidiary, is also subject to both the FCC and RCA’s regulatory jurisdiction. ACS Holdings’ cellular and PCS companies are also subject to FCC jurisdiction because they are telecommunications carriers and because they hold FCC-issued licenses.

     Federal Regulation

     Under the federal regulatory scheme, ILECs are required to comply with the Communications Act and the applicable rules and regulations of the FCC. In substantially overhauling the Communications Act, the 1996 Act was intended to, among other things, eliminate unproductive regulatory burdens and promote competition. Despite this, telecommunications carriers are still subject to extensive ongoing regulatory requirements. For instance, ACS Holdings’ ILEC subsidiaries are required to maintain accounting records in accordance with the Uniform System of Accounts, to structure interstate access charges according to FCC rules, and to charge for interstate services at a rate of return not to exceed a rate prescribed by the FCC. The FCC also must give prior consent to transfers of control and assignments of radio frequency licenses. The FCC requires ILECs providing interstate access services to file tariffs with the FCC reflecting the rates, terms and conditions of those services. These tariffs are subject to review and potential objection by the FCC or third parties. Additionally, all of the Company’s LECs are “ILECs” within the meaning of the 1996 Act. As such, they are subject to various additional requirements under the 1996 Act, including specific interconnection duties such as providing requesting telecommunications carriers with UNEs and wholesale discounted end user services for resale.

     As of 2001, long distance companies are precluded from filing tariffs for interstate domestic services. Similar detariffing of international services will be implemented in early 2002. Federal tariffing has been replaced with Internet web site posting of offers, terms and prices. ACSLD’s interstate services were fully detariffed prior to the end of 2000.

     State Regulation

     Telecommunications companies subject to the RCA’s jurisdiction are required to obtain certificates of public convenience and necessity prior to operating as a public utility in Alaska. The RCA is responsible for approving new certificates and any transfers of existing certificates. In addition, the RCA is responsible for implementing a portion of the competitive requirements of the 1996 Act, as well as for regulating intrastate access and rates for local and other services of local telephone companies. After passage of the 1996 Act, the RCA’s predecessor, APUC adopted a plan to address competition issues across Alaska. The APUC established multiple dockets to investigate different competition-related issues, including revising local and long distance market structures, reforming its intrastate access charge system and establishing a state universal service fund. In addition to its preliminary actions to mandate access charge depooling for ILECs operating in competitive markets, the RCA made operational the new Alaska Universal Service Fund (“AUSF”). In a subsequent rulemaking, the RCA revised its eligibility standards for companies receiving high-cost switching support from the AUSF. These new rules resulted in a loss of support to ACS Holdings’ rural affiliates. Rather than seeking interim local relief for this cost recovery shift, ACS Holdings has opted to include consideration of this issue in the more comprehensive rate proceedings described below.

     In connection with regulatory approval of ACS Holdings’ acquisitions of CenturyTel’s Alaska Properties and ATU in 1999, the APUC imposed several conditions on its operating companies. Among those conditions was a requirement that ACSA, ACSF, ACSAK, and ACSN each file revenue requirement, cost of service and rate design studies no later than July 2001. All of these companies except ACSF were also required to file updated depreciation analyses concurrently with the rate case filings. The revenue requirement studies were subsequently bifurcated from the cost of service and rate design studies. In conformance with RCA orders, all revenue requirement studies and testimonies have been filed. Following a hearing and decisions as to revenue requirements, the companies will file their cost of service and rate design studies and testimony. In addition, restrictions were placed on the ability of ACS Holdings’ LECs to bundle service offerings with ACSLD.

     Having secured both LEC certification and interconnection agreements to serve the local exchange markets in Juneau and Fairbanks, Alaska, and numerous smaller communities in Alaska, GCI’s CLEC operation has been designated an “Eligible Telecommunications Carrier” (“ETC”) by the RCA for Juneau, Fairbanks and Fort Wainwright. ETC designation is an essential first step in securing “portable” or shared universal service support. ACS Holdings’ operating companies are currently designated as ETCs in the same markets for which GCI has received this designation.

     Under existing FCC regulations, ILECs may seek, through filings with state commissions, the disaggregation of study areas into multiple zones for purposes of universal service support. The ACS Holdings’ group of companies currently receiving such support are reviewing opportunities for such disaggregation and may file such plans during 2002.

     Cost Recovery and Revenue Recognition

     As a regulated common carrier, the operating subsidiary companies of ACS Holdings have the right to an opportunity to set maximum rates at a level that allows the Company to recover the reasonable costs incurred in the provision of regulated telecommunications services and to earn a reasonable rate of return on the investment required to provide these services.

     These costs are recovered through:

•	monthly charges to end users for basic local telephone services and enhanced service offerings,

•	access charges to interexchange carriers for originating and terminating interstate and intrastate interexchange calls, along with an end-user access charge referred to as a Subscriber Line Charge

•	interconnection charges, wholesale service charges, UNE charges, and other rates to competing carriers interconnecting with the Company’s networks or reselling its services and

•	high-cost support mechanisms, such as the federal Universal Service Fund and the AUSF.

     In conjunction with the recovery of costs and establishment of rates for regulated services, a LEC must first determine its aggregate costs and then allocate those costs between regulated and nonregulated services. After identifying the regulated costs of providing local telephone service, a LEC must allocate those costs between state and federal jurisdictions and among its various interstate and intrastate services. This process is complicated by the necessity to allocate specific pieces of plant and equipment to a particular service because a LEC’s plant and equipment are utilized for different jurisdictional services, such as local telephone and interstate and intrastate access. This process is referred to as “separations” and is governed primarily by the FCC’s rules and regulations. The underlying legal purpose of separations rules is to define how a carrier’s expenses are allocated and recovered from federal and state jurisdictions. The FCC is considering whether to modify or eliminate the current separations process. This decision could indirectly increase or reduce earnings of carriers subject to separations rules by reallocating costs between the federal and state jurisdictions. However, maximum rates for regulated services and the amount of high-cost support are set by the FCC with respect to interstate services and by the RCA with respect to intrastate services.

     Interstate End-User Rates

     The deployment of the local telephone network from the switching facility to the customer is known as the “local loop” and is one of the most significant costs incurred by a LEC in providing telephone service. The FCC has established a rate structure that provides for the recovery of a portion of the cost of the local loop allocated to the interstate jurisdiction directly from the end user customer through the assessment of a subscriber line charge. The remaining portion of the local loop costs are recovered from interstate access charges to an interexchange carrier or, in some circumstances, from the federal Universal Service Fund. The FCC recently increased the cap for subscriber line charges assessed by the Company’s LECs as part of a comprehensive review of its rules that also lowered carrier-paid interstate access charges and created explicit universal service support for interstate-allocated local loop costs.

     As a result of the market and geographic conditions in rural areas, the costs of providing local loop and switching services are often higher than in urban areas. In the absence of an accommodation in the FCC rules to address this fact, a substantial portion of the costs of smaller LECs would remain allocated to the intrastate jurisdiction placing substantial pressure on such carriers to charge higher rates for intrastate services. Accordingly, the FCC provides for additional interstate cost recovery by eligible telecommunications carriers through the federal Universal Service Fund. The federal Universal Service Fund is available to carriers whose local loop costs are significantly above the national average as calculated pursuant to FCC rules. Recent FCC rulings have made this high-cost support available to a competitive carrier, on an averaged per line basis, for those lines serving customers switching to the competitive carrier. See “Promotion of Universal Service,” below.

     Interstate Access Rates

     Interstate access rates are developed on the basis of a LEC’s measurement of its interstate costs for the provision of access service to interexchange carriers divided by its projected demand for access service. The resulting rates are published in a company’s interstate access tariff and filed with the FCC, at which time they are subject to challenge by third parties and to review by the FCC.

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

     On August 24, 2000, GCI filed a formal complaint with the FCC under various provisions of the Communications Act (as amended), alleging that ACSA (formerly known as ATU) exceeded its federally authorized rates of return related to the 1997-1998 monitoring period. The principal issue raised in the complaint focuses on the proper jurisdictional recognition (federal versus state) of minutes of use associated with Internet service provider traffic. On January 24, 2001, the FCC issued an order finding for GCI on the matter and ordering the Company to pay GCI approximately $2.7 million plus interest. The Company has filed an appeal in the United States Court of Appeals for the District of Columbia Circuit and the FCC issued a stay concerning the obligation to pay GCI during the pendency of the appeal. The Company believes it has adhered to applicable legal requirements and is actively defending its position, but cannot predict the ultimate outcome of the proceedings. Amounts potentially refundable under the FCC’s order are fully reserved at December 31, 2001. GCI has also raised the same issues for the subsequent 1999-2000 monitoring period, the resolution of which will be determined by the outcome of the pending appeal of the FCC’s decision concerning the 1997-1998 monitoring period.

     Individual participating LECs are likely to have costs of providing service that are either higher or lower than the revenues generated by applying the overall NECA tariff rate. To rectify this result, the revenues generated by applying the NECA rates are pooled from all of the participating companies and redistributed on the basis of each individual company’s costs. The result of this process not only eliminates the burden of individual tariff filing, but also produces a system in which small companies can share and spread risk. For example, if a smaller LEC filed its own tariff and subsequently suffered the loss of major customers that utilize interstate access service, the LEC could suffer significant under-recovery of its costs. In the NECA pool environment, the impact of this loss is reduced because it is spread over all of the pool participants.

     NECA operates separate pools for traffic sensitive costs, which are primarily switching costs, and non-traffic sensitive costs, which are primarily loop costs. Companies are also free to develop and administer their own interstate access charges if the choose not to participate in the pools. ACS Holdings’ rural LECs participate in both the traffic sensitive and non-traffic sensitive NECA pools. ACSA files its own traffic sensitive access tariffs with the FCC but participates in the NECA non-traffic sensitive pool.

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

     End User Local Rates

     The levels of rates charged to end-users for the provision of basic local service are generally subject to rate-of-return regulation administered by the RCA. Local rates have historically been set at a level that will allow recovery of embedded costs for local service divided by the number of services and customers. Competitive forces, however, may prevent local rates from being sufficient to recover costs for local service in the future. Recognized costs include an allowance for a rate of return on investment in plant used to provide local service. Rate cases are typically infrequent, carrier-initiated and require the carrier to meet substantial burdens of proof. The last APUC-authorized rates of return were 12.55% and 11.70% for ACSAK and ACSN, respectively. These rates were ordered in 1989. ACSA’s last authorized rate of return was 8.97% for retail local exchange and 10.85% for intrastate access, ordered in 1991. ACSF was previously not regulated by the APUC and instead was regulated by the City of Fairbanks Public Utilities Board. As a condition of the acquisition of the City of Fairbanks Telephone Operation by a predecessor company, the APUC required that a general rate proceeding be initiated for ACSF by June 1999. This proceeding has been delayed and combined with revenue requirement studies filed by all ACS Holdings’ affiliate LECs on July 1, 2001. A hearing commenced on the revenue requirement for these LECs on March 4, 2002. After a decision is rendered on the LEC’s revenue requirements, the LECs will file cost of service and rate design studies and testimony and have a second hearing that will result in adjudicated rates. In the meantime, the RCA, on November 15, 2001, approved an interim and refundable rate increase for ACSA of 24% for most services.

     Competitive Local Exchange Regulations

     The former APUC adopted regulations to govern competition in the local exchange marketplace. The transitional regulations provide for, among other things:

•	initial classification of all ILECs, including the Company’s rural properties and ACSA, as dominant carriers,

•	symmetrical requirements that all carriers, both dominant and nondominant, offer all retail services for resale at wholesale rates,

•	substantial dominant carrier pricing flexibility in competitive areas, under which carriers may reduce retail rates, offer new or repackaged services and implement special contracts for retail service upon 30 days’ notice. Only rate increases affecting existing services are subject to full cost support showings for LECs in areas with local competition and

•	application limited initially to the ACSA market, and in February 2002, extended to the ACSF market. ACSAK and ACSN anticipate filing petitions with the RCA to extend application upon the commencement of facilities-based competition.

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

     Under recent revisions to the Alaska access system, LECs not yet subject to local competition continue to participate in the AECA pool. Participants in this pool recover their costs based on the embedded cost of services most recently authorized by the RCA. In the event of competitive entry into a dominant incumbent carrier’s service area, these revisions also require the dominant LEC to exit the pool and initiate separate access charge tariffs. Dominant LECs subjected to competitive entry have the right to propose that their access charges be based on market rates. The RCA is currently advancing a proceeding to examine whether changes to the current annual process for establishing access charges are warranted. The RCA issued a new access charge reform Notice of Inquiry in early 2001 which will target further substantive changes in access charge derivation.

     An additional consequence of this access reform is the continued removal of subsidies implicit in access pricing. The RCA, for example, has adopted regulations which limit switching support to local companies with access lines of 20,000 or less. This change has reduced the amount of AUSF which the Company’s rural LECs receive and the resulting cost recovery shift will be addressed in the local service rate cases commenced in 2001.

     The AUSF serves as a complement to the federal Universal Service Fund, but must meet federal statutory criteria concerning consistency with federal rules and regulations. Currently, the AUSF subsidizes a portion of higher cost carriers’ switching costs, and the costs of lifeline service, which supports rates of low income customers. Recent proposals have targeted the AUSF as a source of funding for cost shifts that are likely to occur as a result of in-state access charge reform. It is unclear the degree to which the AUSF might be used to absorb cost shifts that result if federal universal service support is scaled back in the future.

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

     Promotion of Local Service Competition and Rural Exemptions

     The 1996 Act made competitive entry into the local telephone business more attractive to other carriers by removing barriers to competition. In order to promote competition, the 1996 Act established new interconnection rules generally requiring LECs to allow competing carriers to interconnect with their local networks. Congress recognized, however, that when the desire to promote competition conflicted with the ability of existing carriers to provide universal service to higher cost customers, LECs classified as “Rural Telephone Companies” should be exempted from interconnection requirements until the continuation of the exemption was no longer required by the public interest, as defined in the 1996 Act.

     Under the 1996 Act, all LECs, including both ILECs and new competitive carriers, are required to:

•	offer reasonable and nondiscriminatory resale of their telecommunications services,

•	ensure that customers can keep their telephone numbers when changing carriers,

•	ensure that competitors’ customers can use the same number of digits when dialing and receive nondiscriminatory access to telephone numbers, operator service, directory assistance and directory listing,

•	provide access to telephone poles, ducts, conduits and rights of way, to the extent required by the Communications Act, and

•	compensate competitors for the costs of transporting and terminating telecommunications traffic.

     The 1996 Act also requires ILECs to:

•	negotiate in good faith the terms and conditions of interconnection with any competitive carrier making a request for same,

•	interconnect their facilities and equipment with any requesting telecommunications carrier at any technically feasible point,

•	unbundle and provide nondiscriminatory access to UNEs, such as local loops, switches and transport facilities, at nondiscriminatory rates and on nondiscriminatory terms and conditions, unless such carriers are exempt as rural telephone companies,

•	offer resale interconnection at wholesale rates,

•	provide reasonable notice of changes in the information necessary for transmission and routing of services over the ILEC’s facilities or in the information necessary for interoperability and

•	provide for the physical collocation of equipment necessary for interconnection or access to UNEs at the premises of the ILEC, at rates, terms and conditions that are just, reasonable and nondiscriminatory.

     In order to implement interconnection requirements, ILECs generally enter into negotiated interconnection arrangements with competing carriers. ILECs may also offer interconnection tariffs, available to all competitors.

     Competitors are required to compensate a LEC for the cost of providing interconnection services. In the case of resale interconnection, the rules provide that the rates charged should be on a wholesale basis and reflect the current retail rates of the ILEC, excluding the portion of costs avoided by the ILEC. In the case of UNE interconnection, rates are based on costing methodologies that employ a forward-looking economic cost pricing methodology known as Total Element Long Run Incremental Cost (“TELRIC”).

     On January 25, 1999, in AT&T Corp. et al. v. Iowa Utilities Board et al. 525 U.S. 366 (1999), the U.S. Supreme Court affirmed the FCC’s authority to develop national pricing guidelines, but the Supreme Court did not evaluate the substance of these rules. Some ILECs argued that the FCC improperly placed upon them the burden of proof in rural exemption proceedings and improperly defined the meaning of the term “not unduly economically burdensome” as used in the 1996 Act. In addition, some ILECs argued that the FCC’s forward-looking TELRIC pricing methodology does not allow adequate compensation for the provision of UNEs.

     On July 18, 2000, in Iowa Utilities Board, et al. v. Federal Communications Commission 219 F.3d 744 (8th Cir. 2000) (“Iowa II”), the Eighth Circuit Court of Appeals ordered some of these FCC rules to be vacated on the grounds they were inconsistent with the 1996 Act. The Eighth Circuit said the FCC’s rural exemption rules were contrary to the plain language of the 1996 Act. On March 5, 2001, the ACS Holdings’ rural LECs petitioned the FCC to adopt a new national rule consistent with the Iowa II decision, placing the burden of proof on CLECs in proceedings to terminate a company’s rural exemption. On August 27, 2001, the FCC denied the petition, explaining it was unnecessary as the FCC is already bound by the Iowa II decision. The ACS Holdings rural companies requested reconsideration of that decision on September 26, 2001 and the matter is still pending.

     As to the FCC’s TELRIC pricing methodology, the Eighth Circuit in Iowa II upheld the use of a forward-looking economic model but vacated the FCC’s rule requiring the pricing model to assume a hypothetical network based upon the most efficient technology currently available and the lowest cost network configuration.

     On September 22, 2000, the Eighth Circuit stayed that portion of its mandate which vacated the FCC hypothetical network rule (set out at 47 C.F.R. §51.505(b)(1)).This suspension was ordered by the Court to permit parties to the proceeding to seek review of its Iowa II decision by the U.S. Supreme Court.

On January 22, 2001, the U.S. Supreme Court granted certiorari to review the Eighth Circuit’s decision requiring the FCC to vacate its hypothetical network rule. The Eighth Circuit did not suspend other portions of its decision, including those portions vacating FCC rules addressing the “rural exemption” provisions of 47 U.S.C. §251(f)(1), and the U.S. Supreme Court declined to review the Eighth Circuit’s rural exemption decision.

     Subsequent to staying its mandate concerning the hypothetical network rule, on January 8, 2001, the Eighth Circuit, in Southwestern Bell v. Missouri Public Service Commission, 2001 W.L. 13289 (8th Cir. 2001), vacated an interconnection agreement approved by the Missouri PSC on the grounds that it relied on the hypothetical network rule that the Eighth Circuit had previously found invalid. The Eighth Circuit, in that case, specifically held that despite staying its mandate in Iowa II, all interconnection agreements must be based on use of a pricing methodology that is consistent with the court’s ruling in Iowa II.

     The 1996 Act also specifies that resale and UNE rates are to be negotiated among the parties, or, if the parties fail to reach an agreement, arbitrated by the relevant state regulatory commission. Once the parties have come to agreement, the proposed rates are subject to final approval by the state regulatory commission.

     In January 1997, ACSA’s predecessor, ATU, entered into an interconnection agreement with GCI, which provides for resale and UNE interconnection, and with AT&T Alascom, which provides for resale interconnection. Neither interconnection agreement contained a defined term or a termination date. Near the end of 1999, the Company notified GCI and AT&T of its view that the interconnection agreements pertaining to ACSA had reached the end of a reasonable period of availability. In January of 2000, the Company filed a motion with the RCA to reopen the original GCI arbitration proceedings involving ACSA for the purpose of establishing an appropriate forward looking cost model and the re-pricing various interconnection services and UNEs in the Anchorage market. The RCA subsequently granted the essence of the Company’s motion and has reopened the docket for such purposes. No action was taken in 2000. On October 25, 2001, the RCA granted ACSA an interim UNE rate increase of $1.07, bringing the UNE rate up from $13.85 to $14.92. The Company expects the RCA to hold hearings and adjudicate final Anchorage UNE rates during 2002.

     Certain of ACS Holdings’ local operating utilities, ACSAK, ACSN, and ACSF, are defined as “rural telephone companies” under the 1996 Act. As rural telephone companies, they were granted rural exemptions from the requirements relating to both resale interconnection and UNE interconnection. The rural exemptions were to continue until the APUC or the RCA determined that interconnection was technically feasible, not unduly economically burdensome and consistent with the 1996 Act’s universal service provisions.

     On June 30, 1999, the APUC issued an order terminating the rural exemptions of ACSN, ACSAK and ACSF. On October 11, 1999, the RCA affirmed the APUC’s order. As a result, these rural LECs are no longer exempt from the 1996 Act’s interconnection requirements applicable to ILECs, and the Company’s competitors immediately requested interconnection agreements.

     Separately, on September 1, 1999, ACS Holdings filed petitions with the RCA seeking suspension or modification of interconnection duties and addressing market structure reforms for the Fairbanks and Juneau-Douglas markets. In those petitions, the Company’s rural LECs proposed tariffed terms and conditions, including pricing, for resale of their services at wholesale discounts, for certain UNEs, and for the interconnection of their facilities and those of CLECs in the Fairbanks and Juneau-Douglas markets, effective January 1, 2000. Further, as part of that proposal, ACS Holdings also requested that the RCA permit its LECs to operate subject to competitive regulation and that the RCA remove or reduce other regulatory limitations in those markets, effective January 1, 2001. Subsequently, on October 26, 1999, the RCA dismissed the Company’s petitions seeking to establish open competitive markets in Fairbanks and Juneau through tariffed interconnection terms and conditions.

     On November 10, 1999, the Company filed a formal appeal of the RCA’s order terminating the rural exemptions in the Alaska Superior Court. On November 12, 1999, the Company filed a parallel appeal of the RCA’s order dismissing its petitions for tariffed interconnection in the Alaska Superior Court. The issues in the case were fully briefed during the year 2000. The court denied the Company’s request to stay the RCA’s order terminating the rural exemptions on February 9, 2001 and subsequently upheld the RCA’s orders on November 26, 2001. The Company filed an appeal with the Alaska Supreme Court on December 26, 2001. Although ACS Holdings believes that the appeals are well founded, it cannot predict the timing and outcome of this litigation. The Company believes that the RCA’s order is inconsistent with the pronouncements of the Eighth Circuit and that tariffing terms and conditions for interconnection will promote more open competitive markets and thus eventually promote regulatory flexibility and/or reduced regulation.

     Subsequent to terminating the rural exemptions for the Fairbanks, Juneau-Douglas and ACSN’s Glacier State study area markets, the Company entered into unsuccessful negotiations for interconnection agreements with GCI. Interconnection issues, including the pricing for UNEs, were subject to an RCA arbitration during the year 2000. On September 5, 2000, the RCA issued orders largely ratifying the findings of the arbiter in these interconnection arbitration proceedings involving the Company and GCI. On September 25, 2000, the Company filed a protective appeal in the State Superior Court and a complaint in the Federal District Court for the District of Alaska, alleging various errors in the RCA orders. On October 5, 2000, the RCA issued final orders affirming the interconnection agreements arbitrated in these proceedings. Although ACS Holdings believes that its appeal and complaint are well founded, it cannot predict the timing and outcome of this litigation. The Company has and will continue to vigorously defend its proposed cost models and interconnection charges but it cannot be certain that it will be able to charge rates that provide fair compensation for providing UNEs and/or schedule discounted resale services.

     In 1999, the Company also received requests for interconnection from Alaska Fiber Star, L.L.C. (“AFS”). In 2000, the Company executed interconnection agreements with AFS with terms tied to the Company’s interconnection agreements with GCI. The Company expects other interconnection requests in the future as evidenced by the Anchorage interconnection request received from TelAlaska Long Distance, Inc. (“TALD”) on October 17, 2001. The RCA ordered ACSA to provide TALD with the terms and conditions set forth in the AFS agreement in February 2002.

     The rural exemption previously enjoyed by ACS Holdings’ ACSF, ACSAK and ACSN have been lifted by the RCA, with the exception of the Company’s Sitka study area within ACSN. The loss of the rural exemptions, absent compensating measures, such as rate increases or market structure reforms, including the replacement of implicit subsidies by explicit support mechanisms, rate deaveraging, or regulatory flexibility, could adversely affect the Company’s operating results.

     Promotion of Universal Service

     While the 1996 Act promoted Congress’ policy of ensuring that affordable service is provided to consumers universally in rural, high-cost areas of the country, the 1996 Act altered the framework for providing universal service by:

•	providing for the identification of those services eligible for universal service support,

•	requiring the FCC to make implicit subsidies explicit,

•	expanding the types of communications carriers required to pay universal service contributions and

•	allowing CLECs to be eligible for funding.

     These and other provisions were intended to make provision of universal service support compatible with a competitive market.

     Pursuant to the 1996 Act, federal Universal Service Fund payments are only available to carriers that are designated as eligible telecommunications carriers by a state public utilities commission. In areas served by rural LECs, the 1996 Act provides that a state public utilities commission may designate more than one eligible telecommunications carrier, in addition to the ILEC, only after determining that the designation of an additional eligible telecommunications carrier is consistent with the public interest. As a result, an incumbent rural LEC has an opportunity to maintain its status as the sole recipient of federal Universal Service Fund payments in its service area, even if it is subsequently subjected to competition. The RCA, however, has granted GCI’s request that it be designated an eligible telecommunications carrier in Fairbanks, Juneau, and Fort Wainwright, all of which are currently served by the Company’s subsidiaries. The addition of a second eligible telecommunications carrier in the service areas of ACS Holdings’ properties could have the effect of reducing the amount of funds available from the federal Universal Service Fund and could materially adversely affect the Company’s ability to achieve a reasonable rate of return on the capital invested in its network.

     The FCC has adopted new universal service rules for non-rural LECs, such as ACSA, effective January 1, 2000. These rules, like those previously in effect, provide no federal universal service fund support to ACSA.

     Rules for rural telephone companies are still being developed by the FCC, in consultation with a Federal-State Joint Board on Universal Service (“Joint Board”). The RCA Chairman is a member of this Joint Board, and the Company’s remaining LEC subsidiaries are rural telephone companies as defined in the 1996 Act. On May 23, 2001, after considering recommendations from the Joint Board and a Rural Task Force formed to study universal service issues, the FCC issued rules that, for an interim period of five years, will: (1) increase the overall funding of the universal service support fund for high-cost rural carriers; (2) permit disaggregation of universal service support so that greater amounts of support would be targeted to the highest-cost areas the rural carrier serves; and (3) create additional support for significant investments in rural telecommunications plant and equipment.

     Because the operating subsidiary companies of ACS Holdings provide interstate and international services, they are required to contribute to the federal Universal Service Fund a percentage of their revenue earned from their interstate and international services. Although the Company’s rural LECs receive subsidies from the federal Universal Service Fund, they cannot be certain of how, in the future, the Company’s contributions to the fund will compare to the subsidies they receive from the fund.

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

     The FCC restricts the amount of wireless spectrum that a single entity may hold in a market. Currently, the FCC’s rules prohibit an entity from holding more than 55 MHz of spectrum in any particular market, but this rule will sunset on January 1, 2003, at which time there will be no upper limit on the amount of commercial mobile radio service (CMRS) spectrum a single entity may hold.

     The Communications Act preempts state and local regulation of the entry of, or the rates charged by, any provider of commercial mobile radio service which includes personal communications services and cellular services and the FCC does not regulate such rates. The FCC imposes, however, a variety of additional regulatory requirements on commercial mobile radio service operators. For example, CMRS operators must be able to transmit 911 calls from any qualified handset without credit check or validation, are required to provide the location of the 911 caller, within an increasingly narrow geographic tolerance over time, and in the future, will be required to provide 911 service for individuals with speech and hearing disabilities.

     FCC Regulation of Interstate Long Distance Services

     The Company’s interstate long distance services are currently not subject to rate regulation by the FCC, and the Company is not required to obtain FCC authorization for the installation, acquisition or replacement of its domestic interexchange network facilities. However, the Company must comply with the requirements of common carriage under the Communications Act. ACSLD is subject to the general requirement that its charges and terms for its telecommunications services be “just and reasonable” and that it not make any “unjust or unreasonable discrimination” in its charges or terms, as well as to a number of other requirements of the Communications Act and the FCC’s rules. The FCC has jurisdiction to act upon complaints against any common carrier for failure to comply with its statutory obligations, and it has recently levied substantial fines on carriers that have engaged in “slamming,” which is the industry term for unauthorized switching of a customer’s telecommunications service provider.

     In 1996, the FCC issued an order that required nondominant interexchange carriers, like ACSLD, to cease filing tariffs for its domestic interexchange services. The order required mandatory detariffing and gave carriers nine months to withdraw federal tariffs and move into contractual relationships with their customers. This order subsequently was upheld by the United States Court of Appeals for the District of Columbia Circuit. As a result, all interstate interexchange carriers, including ACSLD, were required to detariff contract-type interstate, interexchange services by January 31, 2001, and were required to detariff interstate consumer long distance services by April 30, 2001. These rules also require ACSLD to post the rates, terms, and conditions of its service on its Internet web site, and engage in other public disclosure activities. The FCC has recently adopted rules that require nondominant international carriers to detariff international services. ACSLD timely complied with these FCC requirements.

     FCC Policy on Internet Services

     The 1996 Act establishes a distinction between telecommunications services, which are regulated by the FCC, and information services, which remain unregulated. ACS Holdings’ Internet services are considered information services and are not regulated by the FCC. Because the regulatory boundaries in this area are somewhat unclear and subject to dispute, however, the FCC could seek to characterize some of the Company’s information services as “telecommunications services.” If that happens, those services would become subject to FCC regulations. The impact of a reclassification of ACS Holdings’ Internet services is difficult to predict.

     In June 2000, the United States Court of Appeals for the Ninth Circuit held that AT&T’s high-speed Internet access service, delivered using cable television facilities, constituted both a “telecommunications” and an “information” service. In response to this holding, in September 2000, the FCC launched a proceeding to examine whether providers of high-speed Internet access over such cable facilities should be required to provide “open access” to their facilities to competing Internet service providers on a nondiscriminatory basis. If the FCC implements such a requirement, the Company may be able to supplement its own high-speed Internet access offerings by obtaining access to GCI’s high-speed Internet access cable lines for its own Internet service provider.

     Other Regulatory Proceedings

     In addition to the foregoing matters, a number of other FCC, state and judicial proceedings are currently pending or may be initiated in the future which could materially affect the Company’s business. Some of these proceedings include:

•	The 1996 Act placed statutory restrictions on the ability of telecommunications carriers to use and disclose certain types of customer information in marketing different types of services. The U.S. Court of Appeals for the Tenth Circuit has held that the FCC’s rule limiting the ILEC’s ability to do so without obtaining affirmative consent from the customer was an unconstitutional abridgment of the carrier’s freedom of speech. In June 2000, the United States Supreme Court denied a petition to review the Tenth Circuit’s decision. On September 7, 2001, the FCC released an order clarifying the requirements for a carrier to obtain customer consent to the use of such information, including the use of procedures under which the customer must affirmatively request protection of this information.

•	The FCC has adopted new rules designed to make it easier for customers to understand the bills of telecommunications carriers. These new rules, among other things, establish certain requirements regarding the formatting of bills and the information that must be included on bills. In response to several petitions for reconsideration, in March 2000, the FCC largely reaffirmed its rules.

•	The FCC has adopted an order that requires telecommunications service providers to make their services accessible to individuals with disabilities, if readily achievable. It is unclear the effect that this order will have on ACS Holdings’ businesses.

•	The FCC has ordered telecommunications service providers to provide law enforcement personnel with a sufficient number of ports and technical assistance in connection with wiretaps. In August 2000, the United States Court of Appeals for the District of Columbia Circuit vacated portions of these FCC rules and remanded the matter to the FCC for further consideration. The FCC has not yet taken action on remand. The Company cannot predict its costs of complying with these rules at this time.

•	The USA Patriot Act, signed into law in late 2001, imposes additional duties on the Company to make information available to law enforcement personnel.

     The foregoing is not an exhaustive list of proceedings that could materially affect ACS Holdings’ business. The Company cannot predict the outcome of these or any other proceeding before the FCC, the RCA or the courts.

Environmental Regulations

     ACS Holdings’ operations are subject to federal, state and local laws and regulations governing the use, storage, disposal of, and exposure to, hazardous materials, the release of pollutants into the environment and the remediation of contamination. As an owner or operator of property and a generator of hazardous wastes, the Company could be subject to environmental laws that impose liability for the entire cost of cleanup at contaminated sites, regardless of fault or the lawfulness of the activity that resulted in contamination. The Company believes, however, that its operations are in substantial compliance with applicable environmental laws and regulations.

     Many of ACS Holdings’ properties formerly contained, or currently contain, underground and above ground storage tanks used for the storage of fuel or wastes. Some of these tanks have leaked. The Company believes that known contamination caused by these leaks has been, or is being, investigated or remediated. The Company cannot be sure, however, that it has discovered all contamination or that the regulatory authorities will not request additional remediation at sites that have previously undergone remediation.

     ACS Holdings’ cellular and television operations are also subject to regulations and guidelines that impose a variety of operational requirements relating to radio frequency emissions. The potential connection between radio frequency emissions and negative health effects, including some forms of cancer, has been the subject of substantial study by the scientific community in recent years. To date, the results of these studies have been inconclusive. Although the Company has not been named in any lawsuits alleging damages from radio frequency emissions, it is possible it could be in the future, particularly if scientific studies conclusively determine that radio frequency emissions are harmful.

Item 2. Properties

     At December 31, 2001, ACS Holdings’ telecommunications network includes over 640 sheath miles of fiber optic cable, over 189 switching facilities and a statewide cellular network. In addition, the Company purchased fiber capacity in May of 1999 and in January of 2001 for high-speed links within Alaska and for termination of traffic in the lower 49 states. The Company plans to continue enhancing its network to meet customer demand for increased bandwidth and advanced services. See “Business — Network Facilities.”

     Local Telephone. ACS Holdings’ primary local telephone properties consist of 189 switching facilities. The Company owns most of its administrative and maintenance facilities, customer service center, central office and remote switching platforms and transport and distribution network facilities. The Company’s local telephone assets are located in Alaska.

     ACS Holdings’ transport and distribution network facilities include a fiber optic backbone and copper wire distribution facilities that connect customers to remote switch locations or to the central office and to points of presence or interconnection with interexchange carriers. These facilities are located on land pursuant to permits, easements, right of ways or other agreements.

     Cellular. ACS Holdings has three cellular switches, 94 cell sites and four repeaters covering substantially all major population centers and highway corridors in Alaska plus one analog switch and cell site covering Barrow, Alaska. In most cases, the Company leases the land on which these sites are located.

     Internet. ACS Holdings has point of presence facilities in over 25 communities serving the majority of Alaska’s populated areas. These communities are linked over both owned and leased facilities to the Internet at Seattle, Washington.

     Interexchange. ACS Holdings is a facilities based interexchange carrier. The Company has invested in fiber optic capacity through an indefeasible right of use that provides bandwidth between the Company’s Anchorage, Fairbanks, and Juneau locations and Seattle, Washington. The Company also leases transport facilities and has arrangements with other interexchange carriers to terminate traffic in the lower 49 states.

     Substantially all of the Company’s assets (including those of its subsidiaries) are pledged as collateral for its senior obligations. See Note 7 “Long-term Obligations” to the Alaska Communications Systems Holdings, Inc. Consolidated Financial Statements for further discussion.

Item 3. Legal Proceedings

     The Company is involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

     Some of the legal proceedings involving regulatory matters are described under “Business — Regulation.” In addition, a class action lawsuit was filed against the Company on March 14, 2001. The litigation alleges various contract and tort claims concerning the Company’s decision to terminate its Infinite Minutes long distance plan. Although the Company believes this suit is without merit and intends to vigorously defend its position, it is impossible to determine at this time the actual number of plaintiffs or the claims that will actually continue to be in dispute.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2001.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

     The Company is a wholly owned subsidiary of ACS Group and as such has no publicly traded equity securities. ACS Group’s common stock, $.01 par value, was first listed on the NASDAQ National Market on November 18, 1999 under the symbol “ALSK.” Prior to November 18, 1999, there was no public market for ACS Group’s Common Stock. The following table sets forth quarterly market price ranges for ACS Group’s Common Stock in 2001 and 2000:

2001 Quarters	High	Low

1st	$7.38	$4.53
2nd	$9.81	$4.06
3rd	$9.26	$6.50
4th	$8.22	$6.50

2000 Quarters	High	Low

1st	$16.75	$12.06
2nd	$14.50	$9.88
3rd	$11.00	$5.44
4th	$9.00	$4.63

     The approximate number of holders of record of the Company’s parent, ACS Group’s Common Stock as of February 22, 2002 was 39. Management believes that actual holders exceed 1,500, including those held in the broker/dealers name on behalf of their clients.

Dividends

     The Company’s parent, ACS Group, has never declared or paid any cash dividends on its common stock. The Company intends to retain its earnings, if any, to finance the development and expansion of its business, and, therefore, it does not anticipate paying any cash dividends in the foreseeable future. Moreover, the ACS Group’s ability to declare and pay cash dividends on its common stock is restricted by covenants in ACS Holdings’ bank credit agreement and in the indentures governing its senior discount debentures and ACS Holdings’ senior subordinated notes. ACS Holdings’ bank credit agreement and indentures also have restrictions governing its ability to pay dividends to ACS Group.

Item 6. Selected Financial Data

SELECTED HISTORICAL FINANCIAL DATA

     The following table sets forth selected historical consolidated financial data of ACS Holdings. Consider the following points in connection with the table:

•	The selected historical consolidated operating data for the year ended December 31, 1999 represents the consolidated results of ACS Holdings from May 15, 1999 through December 31, 1999. Certain reclassifications have been made to the 1999 consolidated operations to conform to the current presentation of ACS Holdings’ consolidated operations.

•	“EBITDA” is net income before interest expense, taxes on income, depreciation and amortization and extraordinary items. EBITDA is not intended to represent cash flow from operations as defined under accounting principles generally accepted in the United States of America and should not be considered as an alternative to net income as an indicator of the Company’s operating performance or cash flows. EBITDA is presented because management believes it is a useful financial performance measure for comparing companies in the telecommunications industry in terms of operating performance and ability to satisfy debt service, capital expenditures and working capital requirements.

•	“EBITDA margin” is EBITDA divided by total operating revenues.

     The selected historical consolidated financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements of ACS Holdings and the related notes. See Index to Financial Statements and Schedule which appears on page F-1 hereof.

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC. AND SUBSIDIARIES
For the Years Ended December 31, 2001, 2000 and 1999
(dollars in thousands, except per share amounts)

	2001	2000	1999

Operating Data:
Operating revenues:
Local telephone	$221,411	$222,268	$142,255
Cellular	40,398	39,490	24,836
Directory	33,870	29,156	16,896
Internet	13,724	9,170	2,853
Interexchange	21,316	11,778	5,946
Other	960	1,131	359

Total operating revenues	331,679	312,993	193,145
Operating expenses:
Local telephone	120,659	130,875	98,663
Cellular	24,153	24,641	15,494
Directory	14,490	14,001	7,603
Internet	15,677	11,785	5,121
Interexchange	29,509	19,749	9,185
Other	1,852	1,458	486
Unusual charges	—	5,288	—
Depreciation and amortization	79,811	72,265	40,306

Total operating expenses	286,151	280,062	176,858

Operating income	45,528	32,931	16,287
Other income and expense:
Interest expense	(57,691)	(62,109)	(37,517)
Interest income and other	3,252	3,631	426
Equity in income (loss) of investments	70	(303)	(198)

Total other income (expense)	(54,369)	(58,781)	(37,289)

Loss before income taxes	(8,841)	(25,850)	(21,002)
Income tax benefit	195	197	301

Net loss	$(8,646)	$(25,653)	$(20,701)

Other Financial Data:
Cash provided (used) by operating activities	$76,638	$143,547	$(50,648)
Cash used by investing activities	(94,483)	(74,699)	(774,368)
Cash provided (used) by financing activities	(3,039)	(15,958)	833,741
EBITDA	128,661	108,524	56,821
EBITDA margin	38.8%	34.7%	29.4%
Capital expenditures	(87,582)	(72,253)	(74,792)
Other Data (end of period)
Access lines in service	332,923	329,460	325,608
Cellular subscribers	80,120	75,933	73,068
Cellular penetration	17.1%	16.4%	15.9%
Balance Sheet Data (end of period)
Total assets	$903,542	$909,306	$937,711
Long-term debt including current portion	596,603	599,642	598,407
Stockholders’ equity	208,678	231,153	266,541

SELECTED HISTORICAL COMBINED FINANCIAL DATA— CENTURYTEL’S ALASKA PROPERTIES

     The following table sets forth selected historical combined financial data of CenturyTel’s Alaska Properties. Consider the following points in connection with the table:

•	The Company derived the selected historical combined financial data for each of the two years in the period ended December 31, 1998 and as of December 31, 1997 and 1998 from the audited combined financial statements and the related notes of CenturyTel’s Alaska Properties.

•	CenturyTel acquired its Alaska properties on December 1, 1997 as part of its acquisition of Pacific Telecom. This acquisition was accounted for as a purchase, resulting in a pushdown of $248 million of goodwill to CenturyTel’s Alaska Properties.

•	The selected historical combined financial data for the 11-month period ended November 30, 1997 has been presented on Pacific Telecom’s basis of accounting, while the selected historical combined financial data as of December 31, 1998 and 1997, the one-month period ended December 31, 1997 and the year ended December 31, 1998 have been presented on CenturyTel’s basis of accounting.

•	The selected historical combined financial data of CenturyTel’s Alaska Properties include the results of the City of Fairbanks Telephone Operation from October 6, 1997, the date of its acquisition. This acquisition was accounted for as a purchase.

•	On December 31, 1997, the cellular operations in Fairbanks were sold to ATU. The Fairbanks cellular property had 5,497 subscribers at the time of the sale.

	CenturyTel's Alaska Properties

	Century Telephone
	Enterprises, Inc.		Pacific Telecom

	Year	Dec. 1, 1997	Jan. 1, 1997
	Ended	to Dec 31,	to Nov. 30,
	1998	1997	1997

	(Dollars in Thousands)
Operating Data:
Operating revenues:
Local telephone	$121,933	$10,255	$79,330
Cellular	2,576	181	5,120

Total operating revenues	124,509	10,436	84,450
Operating expenses:
Local telephone	72,008	6,434	42,404
Cellular	2,128	147	3,082
Depreciation and amortization	30,459	2,466	15,823

Total operating expenses	104,595	9,047	61,309
Operating income	19,914	1,389	23,141
Interest expense, net	(1,405)	(171)	(2,169)
Other income (expense)	356	53	(298)

Income before income taxes	18,865	1,271	20,674
Income taxes	9,218	736	7,746

Net income	$9,647	$535	$12,928

Other Financial Data:
Cash provided by operating activities	$38,291	$5,588	$21,213
Cash used by investing activities	(26,664)	(3,279)	(13,554)
Cash used by financing activities	(6,770)	(2,563)	(8,209)
EBITDA	50,729	3,908	38,666
EBITDA margin	40.7%	37.4%	45.8%
Capital expenditures	26,799	1,825	14,575
Other Data (end of period):
Access lines in service	131,858	124,869	—
Cellular subscribers	2,945	2,096	—
Cellular penetration	5.2%	3.7%	—
Balance Sheet Data (end of period):
Total assets	$472,660	$459,175	—
Long-term debt including current portion	43,408	42,950	—
Stockholders’ equity	400,962	391,314	—

SELECTED HISTORICAL FINANCIAL DATA— ATU

     The following table sets forth selected historical financial data of ATU. Consider the following points in connection with the table:

•	ACS Holdings derived the selected historical financial data for each of the two years in the period ended December 31, 1998 and as of December 31, 1997 and 1998 from the audited financial statements and the related notes of ATU.

•	“Other income (expense)” includes the equity in earnings (losses) from minority investments.

•	During the periods presented, ATU was a public utility of the Municipality of Anchorage and was exempt from federal and state taxes on income.

•	Net cash data includes information from ATU financial statements prepared in accordance with governmental accounting standards. Under Governmental Accounting Standards Board (GASB) Statement No. 20, Accounting And Financial Reporting For Proprietary Funds And Other Governmental Entities That Use Proprietary Fund Accounting, ATU applied all applicable GASB pronouncements and all Financial Accounting Standards Board (FASB) Statements and Interpretations, Accounting Principles, Board Opinions and Accounting Research Bulletins, unless they conflict with or contradict GASB pronouncements. ATU followed the provisions of GASB Statement No. 27 to account for pension and post-retirement costs, which differs from FASB Statement No. 87 and FASB Statement No. 106 regarding the methodology for calculation of such costs and how they are recorded and disclosed. It is not practicable to quantify the differences between the statements without an additional complete actuarial valuation because the actuarial calculations for FASB Statement No. 87 purposes require different assumptions and represent different measurement basis. Other differences between GASB and FASB have been evaluated and have been determined not to be material for the periods presented.

	ATU

	1998	1997

	(Dollars in Thousands)
Operating Data:
Operating revenues:
Local telephone	$121,057	$116,555
Cellular	29,225	21,845
Long distance	6,815	1,541

Total operating revenues	157,097	139,941
Operating expenses:
Local telephone	74,240	74,994
Cellular	19,961	14,455
Long distance	10,395	4,644
Depreciation and amortization	29,608	26,839

Total operating expenses	134,204	120,932
Operating income	22,893	19,009
Interest expense, net	(6,427)	(6,768)
Other income (expense)	(2,896)	(123)

Income before income taxes	13,570	12,118
Income taxes	—	—

Net income	$13,570	$12,118

Other Financial Data:
Cash provided by operating activities	$53,207	$46,641
Cash used by investing activities	(5,659)	(3,665)
Cash used by financing activities	(33,580)	(46,916)
EBITDA	49,605	45,725
EBITDA margin	31.6%	32.7%
Capital expenditures	29,644	35,187
Other Data (end of period):
Access lines in service	168,536	158,486
Cellular subscribers	63,627	53,035
Cellular penetration	15.8%	13.3%
Balance Sheet Data (end of period):
Total assets	$350,245	$323,124
Long-term debt including current portion	172,521	151,945
Stockholders’ equity	141,884	136,414

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements and Analysts’ Reports

     This Form 10-K and future filings by the Company on Forms 10-K, 10-Q and 8-K and future oral and written statements by the Company and its management may include, certain “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995, including (without limitation) statements with respect to anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, pricing plans, acquisition and divestitive opportunities, business prospects, strategic alternatives, business strategies, regulatory and competitive outlook, investment and expenditure plans, financing needs and availability, and other similar forecasts and statements of expectation. Words such as “aims,” “anticipates,” “believes,” “could,” “estimates,” “expects,” “hopes,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” and “will,” and variations of these words and similar expressions, are intended to identify these forward-looking statements. These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company’s historical experience and our present expectations or projections. Forward-looking statements by the Company and its management are based on estimates, projections, beliefs and assumptions of management and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information, or otherwise.

     Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of important factors. Examples of these factors include (without limitation) rapid technological developments and changes in the telecommunications industries; ongoing deregulation (and the resulting likelihood of significantly increased price and product/service competition) in the telecommunications industry as a result of the 1996 Act and other similar federal and state legislation and the federal and state rules and regulations enacted pursuant to that legislation; regulatory limitations on the Company’s ability to change its pricing for communications services; the possible future unavailability of SFAS No. 71 to the Company’s wireline subsidiaries; and possible changes in the demand for the Company’s products and services. In addition to these factors, actual future performance, outcomes and results may differ materially because of other, more general, factors including (without limitation) changes in general industry and market conditions and growth rates; changes in interest rates or other general national, regional or local economic conditions; governmental and public policy changes; changes in accounting policies or practices adopted voluntarily or as required by accounting principles generally accepted in the United States of America; and the continued availability of financing in the amounts, at the terms and on the conditions necessary to support the Company’s future business.

     Investors should also be aware that while ACS Holdings does, at various times, communicate with securities analysts, it is against the Company’s policy to disclose to them any material non-public information or other confidential information. Accordingly, investors should not assume that ACS Holdings agrees with any statement or report issued by an analyst irrespective of the content of the statement or report. To the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not the responsibility of ACS Holdings.

Introduction

     This discussion and analysis should be read in conjunction with the financial statements and related notes and the other financial information included elsewhere in this Form 10-K.

     Alaska Communications Systems Holdings

     ACS Holdings is a wholly owned subsidiary of ACS Group. ACS Holdings was formed in 1998 by Fox Paine & Company, members of the former senior management team of Pacific Telecom, Inc., and other experienced telecommunications industry executives. In May 1999, the Company acquired CenturyTel’s Alaska Properties and Anchorage Telephone Utility or ATU. CenturyTel’s Alaska Properties were the incumbent provider of local telephone services in Juneau, Fairbanks and more than 70 rural communities in Alaska and provided Internet services to customers statewide. CenturyTel’s Alaska Properties included ACS of Fairbanks, Inc., ACS of Alaska, Inc., and ACS of the Northland, Inc. ATU was the largest LEC in Alaska and provided local telephone and long distance services primarily in Anchorage and cellular services statewide. ATU provided long distance services through ATU Long Distance, Inc. and cellular services through MACtel, Inc. These companies are now known as ACS of Anchorage, Inc., ACS Long Distance, Inc. and ACS Wireless, Inc.

     The consolidated financial statements for ACS Holdings represent the operations principally of the following entities:

•	Alaska Communications Systems Holdings, Inc.

•	ACS of Alaska, Inc.

•	ACS of the Northland, Inc.

•	ACS of Fairbanks, Inc.

•	ACS of Anchorage, Inc.

•	ACS Wireless, Inc.

•	ACS Long Distance, Inc.

•	ACS Television, L.L.C.

•	ACS Internet, Inc.

•	ACS InfoSource, Inc.

     Prior to the consummation of the acquisitions of CenturyTel’s Alaska Properties and ATU in May 1999, ACS Holdings had no operations.

     Today, ACS Holdings generates revenue primarily through:

•	the provision of local telephone services, including:

•	basic local service to retail customers within ACS Holdings’ service areas,

•	wholesale service to CLECs,

•	network access services to interexchange carriers for origination and termination of interstate and intrastate long distance phone calls,

•	enhanced services,

•	ancillary services, such as B&C, and

•	universal service payments;

•	the provision of cellular services;

•	the provision of directory advertising;

•	the provision of Internet services; and

•	the provision of interexchange network long-distance and data services.

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

     Changes in revenue are largely attributable to changes in the number of access lines, local service rates and minutes of use. Other factors can also impact revenue, including:

•	intrastate and interstate revenue settlement methodologies,

•	authorized rates of return for regulated services,

•	whether an access line is used by a business or residential subscriber,

•	intrastate and interstate calling patterns,

•	customers’ selection of various local rate plan options,

•	selection of enhanced calling services, such as voice mail, or other packaged products, such as cellular and Internet and

•	other subscriber usage characteristics.

LECs have three basic tiers of customers:

•	business and residential customers located in their local service areas that pay for local phone service,

•	interexchange carriers that pay for access to long distance calling customers located within its local service areas and

•	CLEC’s that pay for wholesale access to the Company’s network in order to provide competitive local service on either a wholesale or UNE basis as prescribed under the 1996 Act.

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

     ACS Holdings’ local service rates for end users are authorized by the RCA. Authorized rates are set by the FCC and the RCA for interstate and intrastate access charges, respectively, and may change from time to time.

Critical Accounting Policies and Accounting Estimates

     Management is responsible for the financial statements presented elsewhere in this 10-K and has evaluated the accounting policies used in their preparation. Management believes these policies to be reasonable and appropriate. The Company’s significant accounting policies are described in Note 1 in the Notes to the Consolidated Financial Statements elsewhere in this 10-K. The following discussion identifies those accounting policies that management believes are critical in the preparation of the Company’s financial statements, the judgements and uncertainties affecting the application of those policies, and the possibility that materially different amounts would be reported under different conditions or using different assumptions.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the significant estimates affecting the financial statements are those related to the realizable value of accounts receivable, long-lived assets, income taxes and network access revenue reserves. Actual results may differ from those estimates.

     Access revenues are recognized when earned. The Company participates in toll revenue pools with other telephone companies. Such pools are funded by toll revenue and/or access charges regulated by the RCA within the intrastate jurisdiction and the FCC within the interstate jurisdiction. Much of the interstate access service revenue is initially recorded based on estimates. These estimates are derived from interim financial statements, available separations studies and the most recent information available about achieved rates of return. These estimates are subject to adjustment in future accounting periods as refined operational information becomes available. To the extent that disputes arise over revenue settlements, the Company’s policy is to defer revenue collected until settlement methodologies are resolved and finalized. At December 31, 2001, the Company had recorded liabilities of $31.7 million related to potentially refundable access revenue, of which $18.0 million relates to a pending complaint of alleged over-earnings. If the Company thought it was more likely than not that it will prevail on this complaint, its previously reported net losses for the three years ended December 31, 2001 would decrease by up to $18.0 million and its accumulated deficit would decrease from $61.9 million to $43.9 million.

     The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred taxes reflect the temporary differences between the financial and tax bases of assets and liabilities using the enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent that it is more likely than not that such deferred tax assets will not be realized. If the Company thought it was more likely than not that all of its deferred tax assets would be realized in future periods, the Company’s previously reported net losses for the three years ended December 31, 2001 would decrease by up to $20.7 million and its accumulated deficit would decrease from $64.7 million to $42.1 million.

     The local telephone exchange operations of the Company account for costs in accordance with the accounting principles for regulated enterprises prescribed by Statements of Financial Accounting Standards (“SFAS”) No. 71, Accounting for the Effects of Certain Types of Regulation. This accounting recognizes the economic effects of rate regulation by recording cost and a return on investment as such amounts are recovered through rates authorized by regulatory authorities. Accordingly, under SFAS No. 71, plant and equipment is depreciated over lives approved by regulators and certain costs and obligations are deferred based upon approvals received from regulators to permit recovery of such amounts in future years. Depreciable lives of plant and equipment approximate their estimated economic lives. Unregulated revenues and costs incurred by the local telephone exchange operations and non-regulated operations of the Company are not accounted for under SFAS No. 71 principles. Management believes that the effect of adopting SFAS No. 101, Regulated Enterprises — Accounting for the Discontinuation of Application of FASB Statement No. 71, would not be material to the Company’s financial position, results of operations or cash flows.

Results of Operations

     The following unaudited table summarizes ACS Holdings’ operations for the years ended December 31, 2001, 2000 and 1999. For the year ended December 31, 1999, the summary information represents the historical combined operating results of the Predecessor Entities— prior to their ownership by ACS Holdings, from January 1, 1999 through May 14, 1999, plus the consolidated results of ACS Holdings from May 15, 1999 through December 31, 1999. Certain reclassifications have been made to the 2000 consolidated and 1999 combined operations to conform to the current presentation of ACS Holdings’ consolidated operations.

	Year Ended December 31,

	Consolidated		Combined

	2001	2000	1999

	(in thousands)
Operating revenues:
Local telephone:
Local network service	$96,270	$94,098	$94,499
Network access revenue	102,977	105,172	105,366
Deregulated revenue and other	22,164	22,998	22,494

Total local telephone	221,411	222,268	222,359
Cellular	40,398	39,490	36,041
Directory	33,870	29,156	26,615
Internet	13,724	9,170	4,948
Interexchange	21,316	11,778	9,587
Other	960	1,131	359

Total operating revenues	331,679	312,993	299,909
Operating expenses:
Local telephone	120,659	130,875	146,858
Cellular	24,153	24,641	23,748
Directory	14,490	14,001	13,342
Internet	15,677	11,785	7,612
Interexchange	29,509	19,749	14,023
Other	1,852	1,458	486
Unusual charges	—	5,288	—
Depreciation and amortization	79,811	72,265	63,487

Total operating expenses	286,151	280,062	269,556

Operating income	45,528	32,931	30,353
Other income and expense:
Interest expense	(57,691)	(62,109)	(42,043)
Interest income and other	3,252	3,631	2,899
Equity in income (loss) of investments	70	(303)	(1,569)

Total other income (expense)	(54,369)	(58,781)	(40,713)

Loss before income taxes	(8,841)	(25,850)	(10,360)
Income tax (expense) benefit	195	197	(3,643)

Net loss	$(8,646)	$(25,653)	$(14,003)

Twelve Months Ended December 31, 2001 Compared to Twelve Months Ended December 31, 2000

     Operating Revenues

     Operating revenues increased $18.7 million, or 6.0%, for the year ended December 31, 2001 compared to the year ended December 31, 2000. Cellular, Directory, Internet and interexchange revenues increased compared to the prior period.

     Local Telephone

     Local telephone revenues, which consist of local network service, network access revenue, and deregulated revenue and other, decreased $0.9 million, or 0.4%, for the year ended December 31, 2001 compared to the same period in 2000.

     The local network service component of local telephone revenues was $96.3 million during 2001 compared with $94.1 million during 2000. Revenue increased $2.2 million or 2.3% from the prior year, while average access lines in service increased 1.1% to 331,192. The net increase was due primarily to lower charges for uncollectible accounts as the Company improved its collection processes. The charges for uncollectible accounts recorded against local network service revenue in 2000 were $2.7 million in excess of those recorded during 2001, accounting for more than 100% of the increase in local network service revenue.

     The Company continued to experience loss of retail market share for local network service in its Anchorage and Fairbanks service areas during the year. Generally, when the Company loses a retail local network service line to a competitor, it continues to provide the line to the competitor on a wholesale basis at reduced revenue per line. Management believes that the continuing loss of market share experienced in Anchorage and Fairbanks is partially attributable to below cost interconnection rates for UNEs currently in place. The RCA has approved arbitrated interconnection rates for UNEs for the Company’s Juneau market which management believes are below cost, although there has been no competitive market penetration in Juneau through February 2002. During the second quarter of 2001, the Company reopened interconnection proceedings for its Anchorage market and filed for an interim and refundable UNE rate increase of approximately $10 per month per loop. On October 25, 2001, the RCA granted ACSA an interim and refundable UNE rate increase of $1.07, bringing the UNE rate up from $13.85 to $14.92. The Company expects the RCA to hold hearings and adjudicate final Anchorage UNE rates during 2002. See “Business — Regulation” under Item 1 of Part I of this report for further discussion.

     The Company believes it is also earning less than its required rate of return for local network service in several of its markets and filed local service rate cases for all of its LEC businesses with the RCA on July 2, 2001 aimed at making up this deficiency. Subsequently, in October 2001, the Company filed for interim and refundable local service rates in its Anchorage market in order to expedite a partial recovery of the total revenue deficiency. On November 15, 2001 the RCA approved an interim and refundable rate increase for ACSA of 24% for certain services. This interim and refundable rate increase is expected to generate approximately $4.0 million in annual revenue requirement. See “Business — Regulation” under Item 1 of Part I of this report for further discussion.

     Network access revenues decreased by $2.2 million, or 2.1%, from $105.2 million in 2000 to $103.0 million in 2001. Network access revenues are based on a regulated return on rate base and recovery of allowable expenses associated with the origination and termination of toll calls. The decrease in network access revenues from the corresponding period in 2000 is due primarily to changes relating to cost allocation factors, rate base, expenses and a shift from retail lines to UNEs as a result of competition, from period to period. Management expects that network access revenues will decline as a component of local telephone revenues for the foreseeable future.

     Deregulated and other revenues, which declined $0.8 million, or 3.6% from 2000, consists principally of B&C services, space and power rents, deregulated equipment sales, paystation revenues, regulated directory listing revenue, and other miscellaneous telephone revenues. The decline in deregulated and other revenue was due primarily to a $2.2 million reduction in deregulated equipment sales in 2001 offset by a $1.2 million increase in space and power rents over 2000.

     Cellular

     Cellular revenues increased $0.9 million, or 2.3%, to $40.4 million for the year ended December 31, 2001 compared to $39.5 million for the year ended December 31, 2000. This growth in revenue is due to growth in average cellular subscribers to 78,027 in 2001 from 74,501 in 2000, or 4.7%, and a decrease in average revenue per unit, or ARPU, from $44.17 in 2000 to $43.15 in 2001. The decrease in ARPU is the result of competitive digital statewide and national pricing programs implemented during 2001 that offer more minutes and free features than the previous plans for the same price, coupled with other sales promotions. These competitive plans have resulted in increased total revenues and market share but lower revenue per unit.

     Directory

     Directory revenues increased by $4.7 million, or 16.2%, from $29.2 million in 2000 to $33.9 million in 2001. This growth reflects improved penetration and revenue per advertiser for the current directory phone book cycles compared with 2000. Management expects the growth in directory revenues to slow as competing directories and other advertising vehicles, such as the Internet, television and radio, compete for this business and the market matures.

     Internet

     Internet revenues increased from $9.2 million in 2000 to $13.7 million in 2001 — an increase of $4.5 million, or 49.7%. This increase is primarily due to the additional revenues from Internet Alaska, Inc. (“IAI”), which was acquired in June of 2000 and MosquitoNet, which was acquired in July of 2001. Internet revenues were also favorably impacted by growth in DSL subscribers. On December 10, 2001, the Company entered into a five year contract with the State of Alaska to provide a broad range of telecommunications services, many of which will be provided over an IP network or supported by a service center owned and operated by ACSI. Accordingly, the Company anticipates revenues for this segment will increase in future periods.

     Interexchange

     Interexchange revenues increased from $11.8 million in 2000 to $21.3 million in 2001 — an increase of $9.5 million, or 81.0%. The increase was due to growth in long distance subscribers from 57,537 in 2000 to 65,705 in 2001. The Company also experienced growth in long distance minutes of use from 95.3 million in 2000 to 219.6 million in 2001. The growth in both subscribers and minutes of use was due to high customer acceptance of and satisfaction with the Company’s flat rate long distance product offerings, which it began rolling out in the fourth quarter of 2000.

     Other

     Other revenues, which consist principally of wireless cable television, decreased marginally from 2000 to 2001.

     Operating Expenses

     Operating expenses increased $6.1 million, or 2.2%, from $280.1 million for the year ended December 31, 2000 to $286.2 million for the year ended December 31, 2001. Operating expenses decreased as a percentage of operating revenues from 89.5% in 2000 to 86.3% in 2001.

     Local Telephone

     The components of local telephone expense are plant specific operations, plant non-specific operations, customer operations, corporate operations and property and other operating tax expense.

Depreciation and amortization associated with the operation of the local telephone segment is included in total depreciation and amortization. Local telephone expense decreased from $130.9 million for the year ended December 31, 2000 to $120.7 million for the year ended December 31, 2001 — a decrease of $10.2 million or 7.8%. As a percentage of local telephone revenue, local telephone expense decreased from 58.9% for 2000 to 54.5% for 2001. These results reflect continued improvements in the Company’s cost structure, including workforce reductions, benefits derived from the deployment of information systems, and other synergies realized through the consolidation of the operations the Company acquired in 1999.

     Cellular

     Cellular expense decreased $0.5 million, or 2.0%, for the year ended December 31, 2001 compared to the year ended December 31, 2000. Cellular expense was 62.4% of cellular revenues for 2000 and 59.8% of cellular revenues for 2001.

     Directory

     Directory expenses increased $0.5 million from $14.0 million in 2000 to $14.5 million in 2001. As a percent of directory revenue, expenses were 42.8% for 2001 compared to 48.0% for 2000. This margin improvement is due to stable fixed cost combined with increasing directory revenue.

     Internet

     Internet expenses increased by $3.9 million, or 33.0%, and decreased as a percentage of revenue from 128.5% in 2000 to 114.2% in 2001. The increase in Internet expenses was due principally to the acquisition in June of 2000 of IAI and the acquisition in July, 2001 of MosquitoNet, for which comparable costs are not included for the full year of 2000. Costs associated with developing the Company’s statewide Internet infrastructure, preparation for providing services under the State of Alaska telecommunications contract, and the rollout of the Company’s DSL product also contributed to the increase in Internet expense. On December 10, 2001, the Company entered into a five year contract with the State of Alaska to provide a broad range of telecommunications services, many of which will be provided over an IP network or supported by a service center owned and operated by ACSI. Accordingly, the Company anticipates expenses for this segment will increase in future periods.

     Interexchange

     Interexchange expenses increased by $9.8 million, or 49.4%, and decreased as a percentage of revenue from 167.7% in 2000 to 138.4% in 2001. The majority of this increase was the result of additional traffic sensitive costs incurred as a result of the increase in customers and minutes of use with the rollout of the Company’s flat rate calling plans as discussed under interexchange service revenues.

     Unusual charges

     During the year ended December 31, 2000, ACS Holdings recorded $5.3 million of unusual charges, consisting of the write-off of approximately $1.5 million of costs related to the attempted acquisition of Matanuska Telephone Association, $0.8 million in a legal settlement and $3.0 million related to severance and restructuring plans. Employee force reductions resulting from these restructuring plans are expected to total approximately 200 by their completion, of which approximately 150 were completed by December 31, 2001.

     Depreciation and Amortization

     Depreciation and amortization expense increased $7.5 million, or 10.4%, due principally to increases in plant in service for the year ended December 31, 2001 over the corresponding period of 2000. Depreciation and amortization expense includes $7.7 million of goodwill amortization for each of 2001 and 2000. The Company adopted on January 1, 2002, SFAS No. 142, Goodwill and Intangible Assets. Goodwill will no longer be amortized in 2002 and will instead be subjected to an annual impairment test, the effect of which the Company is currently evaluating.

     Interest Expense and Interest Income and Other

     Interest expense decreased $4.4 million, or 7.1%, for the year ended December 31, 2001 compared to the year ended December 31, 2000, principally as a result of market effects on the Company’s variable interest rate debt. Interest income and other also declined by $0.4 million, or 10.4%, as a result of a lower average invested cash balance and lower market interest rates during 2001 compared to 2000.

     Income Taxes

     ACS Holdings has fully reserved the income tax benefit resulting from the consolidated losses it has incurred since May 14, 1999 — the date of the acquisition of substantially all of its operations.

     Net Loss

     The decrease in net loss is primarily a result of the factors discussed above.

Twelve Months Ended December 31, 2000 Compared to Twelve Months Ended December 31, 1999

     Operating Revenues

     Operating revenues increased $13.1 million, or 4.4%, for the year ended December 31, 2000 compared to the year ended December 31, 1999. Cellular, directory, Internet and interexchange network and other revenues all increased compared to the prior period.

     Local Telephone

     Local telephone revenues, which consist of local network service, network access revenue, and deregulated and other revenues, was essentially flat for the year ended December 31, 2000 compared to the same period in 1999.

     The local network service component of local telephone revenues was $94.1 million during 2000 compared with $94.5 million during 1999. Revenue decreased $0.4 million or 0.4% from the prior year, despite growth in average total access lines in service of 4.6% and increased penetration of enhanced features. The net decrease was due primarily to charges for uncollectible accounts and increased market penetration of lower margin wholesale lines in the Anchorage market. The charges for uncollectible accounts recorded against local network service revenue in 2000 were $4.1 million in excess of those recorded during 1999, accounting for more than 100% of the decrease in local network service revenue. Management has taken aggressive steps to address collection issues and expects charges for uncollectible accounts will be reduced in the future. Management also believes that the continued loss of market share experienced in the Anchorage market is attributable to below cost interconnection rates for UNEs currently in place.

     Network access revenues decreased by $0.2 million, or 0.2%, from $105.4 million in 1999 to $105.2 million in 2000. Network access revenues were reduced by $3.6 million in the third quarter of 2000 as a result of a complaint filed with the FCC during the third quarter alleging that one of the Company’s subsidiaries exceeded its federally authorized rate of return. See “Business - Regulatory” under Item 1 of Part I of this report for further discussion of this matter. Network access revenues are based on a regulated return on rate base and recovery of allowable expenses associated with the origination and termination of toll calls. The decrease in telephone access revenues from the corresponding period in 1999 is due primarily to changes relating to cost allocation factors, rate base, expenses, and a shift from retail lines to UNEs as a result of competition, from period to period. Management expects that network access revenues will decline as a component of local telephone revenues for the foreseeable future.

     Deregulated and other revenues, which grew $0.5 million, or 2.2% over 1999, consists principally of B&C services, space and power rents, deregulated equipment sales, paystation revenues and other miscellaneous telephone revenues. The revenue increase was due primarily to increased deregulated equipment sales in 2000.

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

     Directory

     Directory revenues increased by $2.6 million from $26.6 million in 1999 to $29.2 million in 2000. This growth corresponds with the growth in average access lines in service during 2000 over 1999 from 313,001 during 1999 to 327,534 during 2000, or an increase of 4.6%, combined with additional penetration for the current directory phone book cycles.

     Internet

     Internet revenues increased from $4.9 million in 1999 to $9.2 million in 2000 — an increase of $4.3 million, or 85.3%. This increase is primarily due to the additional revenues from IAI, which was acquired in June of 2000. Internet revenues were also impacted by growth in DSL and dial-up subscribers.

     Interexchange

     Interexchange revenues increased from $9.6 million in 1999 to $11.8 million in 2000 — an increase of $2.2 million, or 22.9%. Long distance revenues increased due to increases in long distance minutes of use from 67.7 million to 95.3 million and increases in circuit rent revenues, coupled with the rollout of competitive long-distance product offerings.

     Other

     Other revenues, which increased $0.8 million compared to 1999, consist principally of television revenues from ACSTV. The Company included ACSTV in its consolidated revenues for the full year of 2000 compared to three months for 1999, accounting for substantially all of the increase.

     Operating Expenses

     Operating expenses increased $10.5 million, or 3.9%, from $269.6 million for the year ended December 31, 1999 to $280.1 million for the year ended December 31, 2000. As a percentage of operating revenues, operating expenses decreased from 89.9% in 1999 to 89.5% in 2000.

     Local Telephone

     The components of local telephone expense are plant specific operations, plant non-specific operations, customer operations, corporate operations and property and other operating tax expense. Depreciation and amortization associated with the operation of the local telephone segment is included in total depreciation and amortization. Local telephone expenses decreased from $146.9 million for the year ended December 31, 1999 to $130.9 million for the year ended December 31, 2000 — a decrease of $16.0 million or 10.9%. During 1999, the Company incurred one-time and transaction related costs associated with the acquisitions of the Predecessor Entities of $7.1 million. The Company also incurred $5.7 million of compensation expense related to telephone operations as a result of options granted below fair value at the date of grant, which vested fully upon the completion of ACS Group’s initial public offering. Adjusted for these non-recurring items, telephone operating expenses would have been $134.1 million for 1999. As a percentage of local telephone revenue, local telephone expense decreased from 60.3% for 1999, adjusted for the non-recurring items, to 58.9% for 2000. This change in local telephone expense as a percentage of local telephone revenue improved despite approximately $4.1 million in charges for uncollectible accounts recorded against revenues during 2000 in excess of those recorded during 1999, as previously discussed. During 2000, ACS Holdings also incurred $1.1 million of local telephone expense resulting from interconnection proceedings with CLECs for which comparable costs were not incurred during the corresponding year of 1999.

     Cellular

     Cellular expenses increased $0.9 million, or 3.8%, for the year ended December 31, 2000 compared to the year ended December 31, 1999. Cellular expense was 65.9% of cellular revenues for 1999 and 62.4% of cellular revenues for 2000.

     Directory

     Directory expenses increased $0.7 million, or 4.9%, from $13.3 million in 1999 to $14.0 million in 2000. As a percentage of revenue, directory expenses were 48.0% for 2000 compared to 50.1% for 1999.

     Internet

     Internet expenses increased by $4.2 million, or 54.8%, and decreased as a percentage of revenue from 153.8% in 1999 to 128.5% in 2000. The increase in Internet expenses was due to the acquisition in June of 2000 of IAI for which comparable costs are not included for 1999, and costs associated with developing the Company’s statewide Internet infrastructure and the rollout of the DSL product.

     Interexchange

     Interexchange expenses increased by $5.7 million, or 40.8%, and increased as a percentage of revenue from 146.3% in 1999 to 167.7% in 2000. The majority of this increase was the result of additional circuit and other costs associated with developing the Company’s statewide network and increases in minutes of use for long distance as discussed above.

     Other

     Other expenses, which consist principally of wireless cable expenses, increased due to the acquisition of ACSTV, which was completed in September 1999.

     Unusual charges

     During the year ended December 31, 2000, ACS Holdings recorded $5.3 million of unusual charges, consisting of the write-off of approximately $1.5 million of costs related to the attempted acquisition of Matanuska Telephone Association, $0.8 million in a legal settlement and $3.0 million related to severance and restructuring plans. Employee force reductions resulting from these restructuring plans are expected to total approximately 200 by their completion, of which approximately 100 were completed by December 31, 2000.

     Depreciation and Amortization

     Depreciation and amortization expense increased $8.8 million, or 13.8%, due principally to increases in plant in service for the year ended December 31, 2000 over the corresponding period of 1999.

     Interest Expense, Interest Income and Other

     Interest expense increased $20.1 million, or 47.7%, for the year ended December 31, 2000 as compared to the year ended December 31, 1999. This increase is due to $591.7 million of debt incurred by ACS Holdings in connection with the acquisitions on May 14, 1999 of substantially all of its operations. Interest income and other increased $0.7 million, or 25.3%, as a result of increases in invested cash resulting from additional contributed capital from ACS Group’s initial public offering completed during November 1999.

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

Liquidity and Capital Resources

     ACS Holdings has satisfied its operational and capital cash requirements primarily through internally generated funds, the sale of stock and subsequent contribution of capital by ACS Group, and debt financing. For the twelve months ended December 31, 2001 the Company’s cash flows from operating activities were $76.6 million. At December 31, 2001, the Company had approximately $33.7 million in net working capital, with approximately $41.0 million represented by cash and cash equivalents and $6.9 million of restricted cash. As of December 31, 2001 the Company had $75.0 million of remaining capacity under its revolving credit facility, representing 100% of available capacity.

     The Company has a $435.0 million bank credit agreement (“Senior Credit Facility”), and $150.0 million in 9.375% senior subordinated notes due 2009, representing substantially all of the Company’s long-term debt of $596.6 million as of December 31, 2001. In addition, $17.3 million in senior discount debentures are recorded at ACS Group and are collateralized by substantially all assets of the Company. Interest on ACS Group’s senior discount debentures and ACS Holdings’ senior subordinated notes are payable semiannually. Interest on borrowings under the Senior Credit Facility is payable monthly, quarterly or semi-annually at the Company’s option. The Senior Credit Facility requires 1% annual principal payments commencing on May 14, 2002, with balloon payments in each of 2006, 2007, and 2008. The Senior Credit Facility contains a number of restrictive covenants and events of default, including covenants limiting capital expenditures, incurrence of debt, and the payment of dividends, and requires the Company to achieve certain financial ratios. See Note 7 “Long-term Obligations” in the Notes to Consolidated Financial Statements included elsewhere in this 10-K.

     The Company employs an interest rate hedge transaction, which fixes at 5.99% the underlying variable rate on one-half of the borrowings under the Senior Credit Facility, or $217.5 million, expiring in June 2002. The buyer has the right at their option to extend the agreement for an additional two years, and, based on current market interest rates, management expects this option to be exercised, extending the contract to June 2004. The underlying variable rate for the Senior Credit Facility is based on the London Interbank Offer Rate (“LIBOR”), which is adjusted at each monthly, quarterly or semi-annual rollover date.

     The local telephone network requires the timely maintenance of plant and infrastructure. The Company believes its local network is of high quality, is technically advanced and will have relatively predictable annual capital needs. The Company’s historical capital expenditures have been significant. The construction and geographic expansion of ACS Holdings’ cellular network has required significant capital. The implementation of the Company’s interexchange network and data services strategy is also capital intensive. In 1999, the Company purchased fiber capacity for $19.5 million, which was funded with monies borrowed to finance the 1999 acquisitions. Capital expenditures for 2000 were $72.3 million, including $3.2 million in capital leases. Capital expenditures for 2001 were $87.6 million, including $19.5 million for additional fiber capacity and $15 million for an IP based network and service center. The Company anticipates capital spending for 2002 of approximately $85 million, including approximately $20 to $25 million necessary to meet its obligations under a material contract with the State of Alaska and approximately $7 million for the buildout of PCS licenses. The Company intends to fund its future capital expenditures with cash on hand, through internally generated cash flows, and if necessary, through additional borrowings under the revolving credit facility.

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

     On July 6, 2001, ACS Holdings acquired the assets and business of Internet Plus. L.L.C., dba MosquitoNet, a Fairbanks based Internet service provider with approximately 5,000 customers. The acquisition was funded entirely with cash on hand.

     The Company has entered into an agreement with a third party to provide to that party a financing commitment for an amount ranging from $10 million to $15 million contingent upon the third party achieving certain objectives. Such financing would be in the form of an unsecured loan. The Company believes such financing may occur during 2002 and it intends to fund it with cash on hand and cash flow from operations.

     ACS Holdings believes that it will have sufficient working capital provided by operations and available borrowing capacity under the existing revolving credit facility to service its debt and fund its operations, capital expenditures and other obligations over the next 12 months. ACS Holdings’ ability to satisfy its capital requirements will be dependent upon its future financial performance, which is, in turn, subject to future economic conditions and to financial, business, regulatory and other factors, many of which are beyond the Company’s control.

Effect of New Accounting Standards

     On June 29, 2001, the FASB approved for issuance SFAS No. 141, Business Combinations, which supercedes APB Opinion No, 16, Business Combinations and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. This statement establishes new standards for accounting and reporting requirements for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. The adoption of this statement did not have a material impact on the Company’s financial position, results of operations or cash flows.

     On June 29, 2001, the FASB approved for issuance SFAS No. 142, Goodwill and Intangible Assets, which supercedes APB Opinion No. 17, Intangible Assets. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead will be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of.

     The Company adopted SFAS No. 142 effective January 1, 2002. Goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before SFAS No. 142 was adopted, were not amortized. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 were amortized in accordance with the appropriate pre-SFAS No. 142 accounting literature. Upon adoption of SFAS No. 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

     In connection with SFAS No. 142’s transitional goodwill impairment evaluation, SFAS No. 142 will require the Company to perform an assessment of whether there is an indication that goodwill impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an indication exists that the reporting unit goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company’s statement of earnings.

     At the date of adoption of SFAS No. 142, the Company had unamortized goodwill of $250,495 and unamortized identifiable intangible assets of $26,784, all of which will be subject to the transition provisions of SFAS No. 142. Amortization expense related to goodwill was $7,741, $7,510 and $4,243, for the years ended December 31, 2001, 2000 and 1999, respectively. Because of the extensive effort needed to comply with adopting SFAS No. 142, it is not practicable to reasonably estimate the impact of adopting this Statement on the Company’s financial position, results of operations and cash flows at the date of this report, including whether the Company will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

     On August 15, 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which is effective for the Company’s fiscal year beginning January 1, 2003. This statement requires, among other things, the accounting and reporting of legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal operation of a long-lived asset. The Company has not yet determined the impact of the adoption of this standard on its financial position, results of operations and cash flows.

     On October 3, 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for the Company’s fiscal year beginning January 1, 2002. This statement addresses accounting and reporting of all long-lived assets, except goodwill, that are either held and used or disposed of through sale or other means. The Company is evaluating the impact of the adoption of this statement on its financial position, results of operations and cash flows.

     Outlook

     ACS Holdings expects the demand for telecommunications services in Alaska to grow, particularly as a result of:

•	continuing growth in demand for core telephone services and enhanced service offerings,

•	increased line demand from expected growth in the Alaskan economy and population growth in ACS Holdings’ service areas,

•	increasing demand for private network services by government and business in the Company’s service areas,

•	increasing demand for cellular services and

•	growth in demand for DSL and Internet access services due to higher business and consumer bandwidth needs for Internet and data services.

     The Company believes that it will be able to capitalize on this demand through its diverse service offerings on its owned facilities and new sales and marketing initiatives directed toward basic, enhanced and data services.

     There are currently a number of regulatory proceedings underway at the state and federal levels that could have a significant impact on the Company’s operations. The Company cannot predict with certainty the impact of current or future regulatory developments on any of its businesses. See “Business — Regulation” under Part I, Item 1of this report for further discussion.

     The telecommunications industry is extremely competitive, and ACS Holdings expects competition to intensify in the future. As an ILEC, the Company faces competition mainly from resellers, local providers who lease its UNEs and, to a lesser degree, from facilities-based providers of local telephone services. In addition, as a result of the RCA’s recent affirmation of the APUC’s termination of the Company’s rural exemptions, ACS Holdings may be required to provide interconnection elements and/or wholesale discounted services to competitors in all or some of its rural service areas. Moreover, while cellular telephone services have historically complemented traditional LEC services, the Company anticipates that existing and emerging wireless technologies may increasingly compete with LEC services. In cellular services, ACS Holdings currently competes with at least one other cellular provider in each of its cellular service areas. In long distance, the Company currently has less than 10% of total long distance revenues in Alaska and faces competition from the two major long distance providers in Alaska. In the highly competitive business for Internet access services, ACS Holdings currently competes with a number of established online service companies, interexchange carriers and cable companies.

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

     On December 10, 2001, the Company entered into a material contract with the State of Alaska to provide it with comprehensive telecommunications services. The Company expects that this contract will generate approximately $92 million in revenues over its term, including an estimated $10 million in 2002. The contract also obligates the Company to provide customer premise and other capital assets to the state estimated to require an investment of $25 to $30 million over the term of the agreement, including $20 to $25 million during 2002. The contract has been filed as Exhibit 10.11 to this 10-K.

Impact of Inflation

     The effect of inflation on ACS Holdings’ financial results has not been significant in the periods presented.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

     The Company has issued senior subordinated notes and has entered into a bank credit facility. These on-balance sheet financial instruments, to the extent they provide for variable rates of interest, expose the Company to interest rate risk, with the primary interest rate risk exposure resulting from changes in LIBOR or the prime rate, which are used to determine the interest rates that are applicable to borrowings under the Company’s bank credit facilities. The Company uses derivative financial instruments, specifically an interest rate swap agreement, to partially hedge variable interest transactions. The Company’s derivative financial instrument transaction has been entered into for hedging purposes only. The terms and characteristics of the derivative financial instruments are matched with the underlying on-balance sheet instrument and do not constitute speculative or leveraged positions independent of these exposures.

     The information below provides information about the Company’s sensitivity to market risk associated with fluctuations in interest rates as of December 31, 2001. To the extent that the Company’s financial instruments expose the Company to interest rate risk, they are presented within each market risk category in the table below. The table presents principal cash flows and related expected interest rates by year of maturity for the Company’s bank credit facilities, senior subordinated notes and capital leases and other long-term obligations outstanding at December 31, 2001. Weighted average variable rates for the bank credit facilities are based on implied forward rates in the LIBOR yield curve as of December 31, 2001. For the interest rate swap agreement, the table presents the notional amount and the related reference interest rates by year of maturity. The Company assumed that an option to extend the term of the swap by two years would be exercised based on the LIBOR rates in effect at December 31, 2001 and the implied forward yield curve. Fair values included herein have been determined based on (i) the carrying value for the bank credit facility at December 31, 2001, as interest rates are reset periodically; (ii) quoted market prices for senior subordinated notes; and (iii) quoted prices from a financial institution for the Company’s swap agreement. Alaska Communications Systems Holdings, Inc.’s Consolidated Financial Statements contain descriptions of the senior subordinated notes, credit facility, capital leases and other long-term obligations and the interest rate swap agreement and should be read in conjunction with the table below.

								Fair
	2002	2003	2004	2005	2006	Thereafter	Total	Value

Interest Bearing Liabilities:	(dollars in thousands)
Bank credit facility — tranche A	$1,500	$1,500	$1,500	$1,500	$144,000	$—	$150,000	$150,000
Average interest rate (variable)	4.42%	6.34%	7.96%	8.42%	8.63%	—	5.96%
Bank credit facility — tranche B	$1,500	$1,500	$1,500	$1,500	$1,500	$142,500	$150,000	$150,000
Average interest rate (variable)	5.17%	7.09%	8.71%	9.17%	9.39%	9.52%	8.17%
Bank credit facility — tranche C	$1,350	$1,350	$1,350	$1,350	$1,350	$128,250	$135,000	$135,000
Average interest rate (variable)	5.42%	7.34%	8.96%	9.42%	9.64%	9.83%	8.43%
Senior subordinated notes	$—	$—	$—	$—	$—	$150,000	$150,000	$148,500
Average interest rate (fixed)	9.38%	9.38%	9.38%	9.38%	9.38%	9.38%	9.38%
Capital leases and other long-term	$756	$652	$701	$771	$842	$7,881	$11,603	$11,603
Average interest rate (fixed)	8.67%	8.58%	8.55%	8.51%	8.46%	9.31%	8.68%
Interest Rate Derivatives:
Variable to Fixed Interest Rate Swap Notional amount			$217,500					$11,437
Fixed Rate Payable	5.99%	5.99%	5.99%	—	—	—	5.99%
Weighted average Variable Rate Receivable	2.17%	4.09%	5.56%	—	—	—	3.94%

     The information below provides information about the Company’s sensitivity to market risk associated with fluctuations in interest rates as of December 31, 2000. To the extent that the Company’s financial instruments expose the Company to interest rate risk, they are presented within each market risk category in the table below. The table presents principal cash flows and related expected interest rates by year of maturity for the Company’s bank credit facilities, senior subordinated notes senior, and capital leases and other long-term obligations outstanding at December 31, 2000. Weighted average variable rates for the bank credit facilities are based on implied forward rates in the LIBOR yield curve as of December 31, 2000. For the interest rate swap agreement, the table presents the notional amount and the related reference interest rates by year of maturity. Fair values included herein have been determined based on (i) the carrying value for the bank credit facility at December 31, 2000, as interest rates are reset periodically; (ii) quoted market prices for senior subordinated notes; and (iii) quoted prices from a financial institution for the Company’s swap agreement. Alaska Communications Systems Holdings, Inc.’s Consolidated Financial Statements contain descriptions of the senior subordinated notes, credit facility, capital leases and other long-term obligations and the interest rate swap agreement and should be read in conjunction with the table below.

								Fair
	2001	2002	2003	2004	2005	Thereafter	Total	Value

Interest Bearing Liabilities:	(dollars in thousands)
Bank credit facility — tranche A	$—	$1,500	$1,500	$1,500	$1,500	$144,000	$150,000	$150,000
Average interest rate (variable)	8.50%	8.41%	8.81%	9.09%	9.24%	9.32%	8.89%
Bank credit facility — tranche B	$—	$1,500	$1,500	$1,500	$1,500	$144,000	$150,000	$150,000
Average interest rate (variable)	8.75%	8.66%	9.06%	9.34%	9.49%	9.65%	9.16%
Bank credit facility — tranche C	$—	$1,350	$1,350	$1,350	$1,350	$129,600	$135,000	$135,000
Average interest rate (variable)	9.00%	8.91%	9.31%	9.59%	9.74%	9.93%	9.41%
Senior subordinated notes	$—	$—	$—	$—	$—	$150,000	$150,000	$126,375
Average interest rate (fixed)	9.38%	9.38%	9.38%	9.38%	9.38%	9.38%	9.38%
Capital leases and other long-term	$2,869	$845	$664	$722	$794	$8,747	$14,641	$14,641
Average interest rate (fixed)	8.47%	8.60%	8.56%	8.54%	8.50%	10.36%	8.85%
Interest Rate Derivatives:
Variable to Fixed Interest Rate Swap Notional amount	$—	$217,500	$—	$—	$—	$—		$(1,243)
Fixed Rate Payable	5.99%	5.99%	—	—	—	—	5.99%
Weighted average Variable Rate Receivable	5.75%	5.66%	—	—	—	—	5.72%

Item 8. Financial Statements and Supplementary Data

     Consolidated financial statements of Alaska Communications Systems Holdings, Inc. and Subsidiaries are submitted as a separate section of this Form 10-K. See Index to Consolidated Financial Statements and Schedule, which appears on page F-1 hereof.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

PART III

Item 10. Directors and Executive Officers of the Registrant

     Except for the following information regarding ACS Holdings’ executive officers and directors, the information required by this item will be included in ACS Group’s definitive proxy statement for its 2002 Annual Meeting of Stockholders (the “Proxy Statement”), or by an amendment to this report to be filed on or before April 30, 2002 and such information is incorporated herein by reference.

Executive Officers and Directors of the Registrant

     Set forth below are the executive officers and directors of ACS Holdings as of the date hereof:

Name	Age	Position

Charles E. Robinson	68	Chairman and Chief Executive Officer

Wesley E. Carson	51	President and Chief Operating Officer

Kevin P. Hemenway	41	Senior Vice President, Chief Financial Officer, and Treasurer

Kathryn Anderson	50	Senior Vice President, Sales and Marketing

Leonard A. Steinberg	48	Vice President, General Counsel and Corporate Secretary

Carl H. Marrs	53	Director

Byron I. Mallott	59	Director

W. Dexter Paine, III	41	Director

Saul A. Fox	48	Director

Wray T. Thorn	30	Director

Brian Rogers	51	Director

     Charles E. Robinson, ACS Holdings’ Chairman and Chief Executive Officer since May 1999, has over four decades of experience in the telecommunications industry. Mr. Robinson was instrumental in creating Alaska’s long distance communications systems, including the White Alice Communications System, beginning in the late 1950’s. Between 1979 and 1982, Mr. Robinson served as President of Alascom, the state’s primary long distance carrier at the time. Under his guidance, Alascom developed the first statewide long distance service network in Alaska, connecting with more than 27 independent local companies. Mr. Robinson served as President and Chief Operating Officer of Pacific Telecom from 1981 until its sale to CenturyTel in 1997 and was appointed Chairman and Chief Executive Officer in 1989. Mr. Robinson remained as President and Chief Executive officer at Pacific Telecom until February 1999. Mr. Robinson has been a member of the National Security Telecommunications Advisory Committee for the last 18 years, having been appointed by President Reagan. Mr. Robinson has also served on the Board of Directors of the United States Telecommunications Association from 1993 to 1995 and from 1999 to the present. Since January 2000, Mr. Robinson has served on the Board of Directors of WJ Communications, Inc.

     Wesley E. Carson, ACS Group’s President and Chief Operating Officer, has been with the Company since its inception. Mr. Carson has held his current position since January 2002, prior to that Mr. Carson was President and Chief Administrative Officer. On October 7, 1999, Mr. Carson (previously an Executive Vice President) was appointed President and Chief Operating Officer, and served in that capacity until becoming the Chief Administrative Officer in November 2000. Mr. Robinson had previously held the title of President. Mr. Carson has over 20 years of telecommunications experience. He began his career in telecommunications in 1980 with TRT Telecommunications Corporation, an international data and voice carrier located in Washington, D.C. that was acquired by Pacific Telecom in 1988. From 1989 to 1998, Mr. Carson served as the Vice President of

Human Resources for Pacific Telecom. From July 1998 to May 1999, Mr. Carson served as the Executive Vice President of LEC Consulting. Mr. Carson holds a B.A. in International Relations from Brigham Young University, a Master of Public Administration degree from the University of Illinois-Springfield and a J.D. from Georgetown University.

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

     Kathryn Anderson is Senior Vice President, Sales and Marketing, a position she has held since joining the Company in December 2001. Prior to joining ACS Holdings, she was President of Pescatore Systems International, LLC, a management consulting company that specializes in marketing and strategic planning for Internet technology and information systems companies. In 2000, Kathy served as President and COO of the Metrus Group, a consulting firm specializing in Strategic Performance Measurement. Prior to establishing her consultancy, Ms. Anderson was a vice president at AT&T, serving in each of the three pre-trivestiture units: Lucent, NCR, and AT&T. Most recently with AT&T, she was Vice President of Business Internet Services from 1997 to 1998. In that role, she had responsibility for product marketing, product management, and service planning. Ms Anderson has 27 years in the telecommunications and computer industries, including several years in Bell Laboratories and over 10 years as a senior executive in marketing, strategy, and product development roles. Ms. Anderson holds a Bachelor of Science degree in Mathematics from Arizona State University and a Master of Science in Computer Science from Rutgers University. She completed the Harvard Business School Advanced Management Program, a three month general management course for executives, in 1995.

     Leonard A. Steinberg is Vice President, General Counsel and Corporate Secretary, a position he has held since January 2001. Mr. Steinberg left private practice in June 2000 to join ACS Holdings as a Senior Attorney in the Corporate Legal Department. From 1998 to 2000, Mr. Steinberg used his expertise in regulatory and administrative matters to represent telecommunications and energy clients of Brena, Bell & Clarkson, P.C., an Anchorage, Alaska law firm. Prior to that, Mr. Steinberg was a Partner in the firm of Hoise, Wes, Sacks & Brelsford with offices in Anchorage, Alaska and San Francisco, California. Mr. Steinberg practiced in the firm’s Anchorage office from 1996-1998 and in the firm’s San Francisco office from 1988-1996 where he primarily represented large clients in oil and gas royalty and tax disputes. Mr. Steinberg holds a Masters in Public Administration degree from Harvard University’s Kennedy School of Government, Masters of Business Administration degree from U.C. Berkeley’s Haas School of Business and a J.D. from the University of California’s Hastings College of Law.

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

     Byron I. Mallott, a director since January 2000, is the President and Chief Executive Officer of the First Alaskans Institute. From 1995 until January 2000, Mr. Mallott served as the Executive Director of the Alaska Permanent Fund Corporation. Prior to joining the Alaska Permanent Fund Corporation, Mr. Mallott served in various capacities, including Director, Chairman and President and Chief Executive Officer of

Sealaska Corporation over a period of nearly 20 years. Mr. Mallott has also served in various political appointments and elected positions.

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

     Saul A. Fox, a director since May 1999, was a co-founder and has been Chief Executive Officer of Fox Paine & Company since its inception in 1997. From 1984 until founding Fox Paine & Company, Mr. Fox was at Kohlberg Kravis & Roberts & Co (“KKR”). Mr. Fox was a senior general partner of KKR prior to retiring from the firm to form Fox Paine & Company. Prior to joining KKR, Mr. Fox was an attorney at Latham & Watkins, a law firm headquartered in Los Angeles, California. Mr. Fox has a B.S. in communications and computer science from Temple University and a J.D. from the University of Pennsylvania Law School. Since January 2000, Mr. Fox has served on the Board of Directors of WJ Communications, Inc.

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

     Brian Rogers, a director since February 2001, is currently Principal Consultant and Chief Financial Officer for Information Insights, Inc., a management and public policy consulting firm. Mr. Rogers served as Vice President of Finance for the University of Alaska Statewide System from 1988 to 1995. Mr. Rogers is a former state legislator, who served in the Alaska State House of Representatives from 1979 to 1982. Mr. Rogers chaired the State of Alaska Long-Range Planning Commission during 1995 and 1996, and currently, as a Regent of the University of Alaska, serves as a member of the University’s Finance and Audit Committee. He holds a Master in Public Administration degree from the Kennedy School of Government, Harvard University.

     John R. Ayers, Executive Vice President and Chief Operating Officer since November 2000, retired in May 2001.

Item 11. Executive Compensation

     The information required by this item will be included in ACS Group’s definitive Proxy Statement, and such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

     The information required by this item will be included in ACS Group’s definitive Proxy Statement, and such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

     The information required by this item will be included in ACS Group’s definitive Proxy Statement, and such information is incorporated herein by reference.

PART IV

Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)  1. Financial Statements

The Consolidated financial statements of ACS Holdings are submitted as a separate section of this Form 10-K. See Index to Consolidated Financial Statements and Schedule which appears on page F-1 hereof.

             2. Financial Statement Schedule

Financial statement schedules for ACS Holdings and its subsidiaries are submitted as a separate section of this Form 10-K. See Index to Consolidated Financial Statements and Schedule which appears on page F-1 hereof.

     (b)  Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended December 31, 2001.

     (c)  Exhibits

Exhibit No.	Description

2.1	Purchase Agreement, dated as of August 14, 1998, as amended, by and among ALEC Acquisition Sub Corp., CenturyTel of the Northwest, Inc. and CenturyTel Wireless, Inc.*

2.2	Asset Purchase Agreement, dated as of October 20, 1998, by and between Alaska Communications Systems, Inc. and the Municipality of Anchorage*

3.1	Amended and Restated Certificate of Incorporation of the Registrant*****

3.2	Amended and Restated By-Laws of the Registrant*****

4.1	Specimen of Common Stock Certificate*****

4.2	Stockholders’ Agreement, dated as of May 14, 1999, by and among the Registrant and the Investors listed on the signature pages thereto*

4.3	First Amendment to Stockholders’ Agreement, dated as of July 6, 1999, by and among the Registrant and the Stockholders listed on the signature pages thereto*

4.4	Second Amendment to Stockholders’ Agreement, dated as of November 16, 1999 by and among the Registrant and the Stockholders listed on the signature pages thereto*****

4.5	Indenture, dated as of May 14, 1999, by and between Alaska Communications Systems Holdings, Inc., the Guarantors (as defined therein) and IBJ Whitehall Bank & Trust Company*

4.6	Purchase Agreement, dated as of May 11, 1999, by and among Alaska Communications Systems Holdings, Inc., the Guarantors, Chase Securities Inc., CIBC World Markets Corp. and Credit Suisse First Boston Corporation*

4.7	Indenture, dated as of May 14, 1999, by and between the Registrant and The Bank of New York*

4.8	First Amendment, dated as of October 29, 1999, to Indenture listed as Exhibit No. 4.7**

4.9	Form of Second Amendment dated as of November 17, 1999 to Indenture listed as Exhibit No. 4.7*****

4.10	Purchase Agreement, dated as of May 11, 1999, by and among the Registrant, DLJ Investment Partners, L.P., DLJ Investment Funding, Inc. and DLJ ESC II, L.P.*

10.1	Exchange and Registration Rights Agreement, dated as of May 14, 1999, by and among Alaska Communications Systems Holdings, Inc., the Guarantors, Chase Securities Inc., CIBC World Markets Corp. and Credit Suisse First Boston Corporation*

Exhibit No.	Description

10.2	Exchange and Registration Rights Agreement, dated as of May 14, 1999, by and among the Registrant, DLJ Investment Partners, L.P., DLJ Investment Funding, Inc. and DLJ ESC II L.P.*

10.3	Credit Agreement, dated as of May 14, 1999, by and among Alaska Communications Systems Holdings, Inc., the Registrant, the financial institutions Lenders party thereto, The Chase Manhattan Bank, Credit Suisse First Boston and Canadian Imperial Bank of Commerce*

10.4	Amendment No. 1, dated as of October 19, 1999 to Credit Agreement listed as Exhibit No. 10.3**

10.5	Employment Agreement, dated as of March 12, 1999, by and among Alaska Communications Systems Holdings, Inc., the Registrant and Charles E. Robinson*

10.6	Employment Agreement, dated as of March 12, 1999, by and among Alaska Communications Systems Holdings, Inc., the Registrant and Wesley E. Carson*

10.7	ALEC Holdings, Inc. 1999 Stock Incentive Plan*

10.8	Alaska Communications Systems Group, Inc. 1999 Stock Incentive Plan*****

10.9	Alaska Communications Systems Group, Inc. 1999 Non-Employee Director Compensation Plan*****

10.10	Alaska Communications Systems Group, Inc. 1999 Employee Stock Purchase Plan*****

10.11	Comprehensive Telecommunications Service Agreement Number 99-123-A between the State of Alaska and Alaska Communications Systems Group, Inc., dated as of December 10, 2001

21.1	Subsidiaries of the Registrant

24.1	Powers of Attorney (included on signature page)***

*	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 file No. 333-82361 and incorporated by reference thereto.

**	Filed as an exhibit to the Registrant’s Form 8-K filed on November 5, 1999 and incorporated by reference thereto.

***	Previously filed on October 8, 1999 and incorporated by reference thereto.

****	Previously filed on November 1, 1999 and incorporated by reference thereto.

*****	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1/A file No. 333-888753 filed on November 17, 1999 and incorporated by reference thereto.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.

Signature	Title	Date

/s/ Charles E. Robinson Charles E. Robinson	Chief Executive Officer and Chairman of the Board	March 29, 2002

/s/ Wesley E. Carson Wesley E. Carson	President and Chief Operating Officer	March 29, 2002

/s/ Kevin P. Hemenway Kevin P. Hemenway	Senior Vice President, Chief Financial Officer and Treasurer (Principal Accounting Officer)	March 29, 2002

/s/ Kathryn Anderson Kathryn Anderson	Senior Vice President, Sales and Marketing	March 29, 2002

/s/ Leonard A. Steinberg Leonard A. Steinberg	Vice President, General Counsel and Corporate Secretary	March 29, 2002

/s/ Carl A. Marrs Carl A. Marrs	Director	March 29, 2002

/s/ Byron I. Mallott Byron I. Mallott	Director	March 29, 2002

/s/ Brian Rogers Brian Rogers	Director	Marc 29, 2002

/s/ W. Dexter Paine, III W. Dexter Paine, III	Director	March 29, 2002

/s/ Saul A. Fox Saul A. Fox	Director	March 29, 2002

/s/ Wray T. Thorn Wray T. Thorn	Director	March 29, 2002

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Shareholders
Alaska Communications Systems Holdings, Inc.
Anchorage, Alaska

     We have audited the consolidated balance sheets of Alaska Communications Systems Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits included the financial statement schedule listed in Item 14(a)2 of Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Alaska Communications Systems Holdings, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Portland, Oregon
February 19, 2002

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Consolidated Balance Sheets
December 31, 2001 and 2000
(In Thousands Except Per Share Amounts)

Assets	2001	2000

Current assets:
Cash and cash equivalents	$41,012	$61,896
Restricted cash	6,932	—
Accounts receivable-trade, net of allowance of $4,944 and $9,831	46,912	46,337
Accounts receivable-affiliate	2,475	1,516
Materials and supplies	8,723	11,103
Prepayments and other current assets	6,032	4,304

Total current assets	112,086	125,156
Investment	—	1,370
Property, plant and equipment	1,036,829	953,557
Less: Accumulated depreciation and amortization	557,849	492,822

Property, plant and equipment, net	478,980	460,735
Goodwill, net of accumulated amortization of $19,494 and $11,753	250,495	258,236
Other assets	61,981	63,809

Total assets	$903,542	$909,306

Liabilities and Stockholder’s Equity

Current liabilities:
Current portion of long-term obligations	$5,107	$2,870
Accounts payable-affiliate	1,303	1,145
Accounts payable, accrued and other current liabilities	62,765	57,725
Advance billings and customer deposits	9,190	8,689

Total current liabilities	78,365	70,429
Long-term obligations, net of current portion	591,496	596,772
Unamortized investment tax credits	—	197
Other deferred credits and long-term liabilities	25,003	10,755
Commitments and contingencies	—	—
Stockholder’s equity:
Common stock, $.01 par value; 1,000 shares authorized, 1 share issued and outstanding	—	—
Contributed capital	287,242	287,242
Accumulated deficit	(64,735)	(56,089)
Accumulated other comprehensive loss	(13,829)	—

Total stockholder’s equity	208,678	231,153

Total liabilities and stockholder’s equity	$903,542	$909,306

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Consolidated Statements of Operations
Years Ended December 31, 2001, 2000 and 1999
(In Thousands)

	2001	2000	1999

Operating revenues:
Local telephone	$221,411	$222,268	$142,255
Cellular	40,398	39,490	24,836
Directory	33,870	29,156	16,896
Internet	13,724	9,170	2,853
Interexchange	21,316	11,778	5,946
Other	960	1,131	359

Total operating revenues	331,679	312,993	193,145
Operating expenses:
Local telephone	120,659	130,875	98,663
Cellular	24,153	24,641	15,494
Directory	14,490	14,001	7,603
Internet	15,677	11,785	5,121
Interexchange	29,509	19,749	9,185
Other	1,852	1,458	486
Unusual charges	—	5,288	—
Depreciation and amortization	79,811	72,265	40,306

Total operating expenses	286,151	280,062	176,858

Operating income	45,528	32,931	16,287
Other income and expense:
Interest expense	(57,691)	(62,109)	(37,517)
Interest income and other	3,252	3,631	426
Equity in income (loss) of investments	70	(303)	(198)

Total other income (expense)	(54,369)	(58,781)	(37,289)

Loss before income taxes	(8,841)	(25,850)	(21,002)
Income tax benefit	195	197	301

Net loss	$(8,646)	$(25,653)	$(20,701)

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Consolidated Statements of Stockholder’s Equity
Years Ended December 31, 2001, 2000 and 1999
(In Thousands)

				Accumulated
				Other
	Common	Contributed	Accumulated	Comprehensive	Stockholder's
	Stock	Capital	Deficit	Loss	Equity

Balance, December 31, 1998	$—	$—	$—	$—	$—
Contribution of capital	—	287,242	—	—	287,242
Net loss	—	—	(20,701)	—	(20,701)

Balance, December 31, 1999	—	287,242	(20,701)	—	266,541
Dividends	—	—	(9,735)	—	(9,735)
Net loss	—	—	(25,653)	—	(25,653)

Balance, December 31, 2000	—	287,242	(56,089)	—	231,153
Components of Comprehensive loss:
Net loss	—	—	(8,646)	—	(8,646)
Minimum pension liability adjustment	—	—	—	(2,392)	(2,392)
Interest rate swap marked to market	—	—	—	(11,437)	(11,437)

Total comprehensive loss					(22,475)
Balance, December 31, 2001	$—	$287,242	$(64,735)	$(13,829)	$208,678

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Consolidated Statements of Cash Flows
Years Ended December 31, 2001, 2000 and 1999
(In Thousands)

	2001	2000	1999

Cash Flows from Operating Activities:
Net loss	$(8,646)	$(25,653)	$(20,701)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	79,811	72,265	40,306
Amortization of debt issuance costs	4,312	4,526	2,855
Amortization of deferred compensation — stock options	—	—	6,145
Investment tax credits	(195)	(197)	(301)
Capitalized interest	(1,416)	(1,096)	(860)
Other deferred credits	418	(1,141)	2,987
Changes in components of working capital:
Accounts receivable and other current assets	95	(6,443)	3,196
Accounts receivable — affiliates	(959)	96,160	(97,676)
Accounts payable and other current liabilities	5,604	4,126	13,968
Other	(2,386)	1,000	(567)

Net cash provided (used) by operating activities	76,638	143,547	(50,648)
Cash Flows from Investing Activities:
Construction and capital expenditures, net of capitalized interest	(87,582)	(69,101)	(74,052)
Proceeds from liquidation of minority interest investment	1,370	—	—
Issuance of note receivable from officer	(339)	—	—
Cost of acquisitions, net of cash received	(1,000)	(5,598)	(697,732)
Placement of funds in escrow	(6,932)	—	—
Other assets	—	—	(2,584)

Net cash used by investing activities	(94,483)	(74,699)	(774,368)
Cash Flows from Financing Activities:
Proceeds from the issuance of long-term debt	—	—	592,927
Payments on long-term debt	(3,039)	(6,223)	(3,269)
Debt issuance costs	—	—	(37,014)
Contributed capital	—	—	281,097
Dividends	—	(9,735)	—

Net cash provided (used) by financing activities	(3,039)	(15,958)	833,741
Increase (decrease) in cash	(20,884)	52,890	8,725
Cash and cash equivalents at beginning of the year	61,896	9,006	281

Cash and cash equivalents at the end of the year	$41,012	$61,896	$9,006

Supplemental Cash Flow Data:
Interest paid	$49,456	$57,418	$31,783
Income taxes paid	—	—	—
Supplemental Noncash Transactions:
Property acquired under capital leases	$—	$3,152	$740
Note payable in connection with acquisition	—	2,250	—
Minimum pension liability adjustment	2,392	—	—
Interest rate swap marked to market	11,437	—	—

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2001, 2000 and 1999
(In Thousands, Except Per Share Amounts)

1. DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Alaska Communications Systems Holdings, Inc. and Subsidiaries (the “Company” or “ACS Holdings”) (formerly ALEC Holdings, Inc.), a Delaware corporation, is engaged principally in providing local telephone, wireless, Internet and interexchange network and other services to its customers in the State of Alaska through its telecommunications subsidiaries. The Company was formed in October of 1998 for the purpose of acquiring and operating telecommunications properties. The principal activities in 1998 and through May 14, 1999 were the preparation of systems and obtaining financing for pending acquisitions (see Note 2, Acquisitions). On May 14, 1999, the Company was acquired and became a wholly owned subsidiary of Alaska Communications Systems Group, Inc. (the “Parent” or “ACS Group”).

     The accompanying consolidated financial statements for the Company are as of December 31, 2001 and 2000 and for the years ended December 31, 2001, 2000 and 1999 and represent the operating results principally of the following legal entities from the date of their respective acquisition (see Note 2, Acquisitions):

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

     A summary of significant accounting policies followed by the Company is set forth below:

Basis Of Presentation

     The consolidated financial statements include all majority-owned subsidiaries. All significant intercompany balances have been eliminated. Certain reclassifications have been made to the 1999 and 2000 financial statements to make them conform to the current presentation.

Use Of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the significant estimates affecting the financial statements are those related to the realizable value of accounts receivable, materials and supplies, long-lived assets, income taxes and network access revenue reserves. Actual results may differ from those estimates.

Cash and Cash Equivalents

     For purposes of the consolidated balance sheets and statements of cash flows, the Company generally considers all highly liquid investments with a maturity at acquisition of three months or less to be cash equivalents.

Restricted Cash

     The Company placed in escrow restricted cash as a judicial requirement of an appeal of a claim. This claim is expected to be adjudicated in 2002. In the event the Company prevails, the restriction will be lifted, otherwise, the cash will be paid to the claimant. Liabilities associated with this claim are recorded in the Company’s accounts payable, accrued and other current liabilities.

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2001, 2000 and 1999
(In Thousands, Except Per Share Amounts)

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

     The Company’s investment at December 31, 2000 consisted of a 47% ownership in Alaska Network Services, Inc. (ANS) carried at equity with a carrying value of $1,370. ANS by vote of its Board of Directors elected in 2000 to wind up its operations, distribute its net assets, and dissolve. During 2000, the Company wrote down its investment in ANS to its expected realizable value. The dissolution of ANS was completed during 2001 and the Company received a $1,440 cash payment from the distribution of ANS’ net assets.

     As of December 31, 2001, the Company had no investment in unconsolidated subsidiaries.

Property, Plant and Equipment

     Telephone plant is stated substantially at original cost of construction. Telephone plant retired in the ordinary course of business, together with cost of removal, less salvage, is charged to accumulated depreciation with no gain or loss recognized. Renewals and betterments of telephone plant are capitalized while repairs, as well as renewals of minor items, are charged to operating expense as incurred. The Company provides for depreciation of telephone plant on the straight-line method, using rates approved by the regulatory authorities. The composite annualized rate of depreciation for all classes of property, plant, and equipment was 7.0%, 6.6% and 6.5% for 2001, 2000 and 1999, respectively.

     Non-Telephone plant is stated at purchased cost and, when sold or retired, a gain or loss is recognized. Depreciation of such property is provided on the straight-line method over its estimated service life ranging from two to 20 years.

     The company is the lessee of equipment and buildings under capital leases expiring in various years through 2019. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The assets are amortized over the lower of their related lease terms or their estimated productive lives. Amortization of assets under capital leases is included in depreciation and amortization expense for 2001, 2000 and 1999.

Cellular, PCS, and UHF Licenses

     Cellular, PCS, and UHF licenses are stated at purchased cost. Amortization is computed on the straight-line method over an estimated useful life of 40 years. These licenses are renewable at the Company’s option in perpetuity. The amortization expense for 2001, 2000 and 1999 was $619, $606 and $347, respectively.

Goodwill

     Goodwill represents the excess of cost of companies acquired over the fair value of their net assets at dates of acquisition. Goodwill associated with the purchase of telephone properties is amortized using the straight-line method over 40 years. Goodwill associated with non-regulated properties is amortized using the straight-line method over 15 years. The amortization expense for 2001, 2000 and 1999 was $7,741, $7,510 and $4,243, respectively.

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2001, 2000 and 1999
(In Thousands, Except Per Share Amounts)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Debt Issue Costs

     Legal, accounting and financing fees, printing costs, and other expenses associated with the senior credit facility, senior subordinated notes, and discount debentures are being amortized on the straight-line method over the term of the debt, which approximates the effective interest method. Amortization expense included in interest expense for 2001, 2000 and 1999 was $4,312, $4,526 and $2,855, respectively.

Revenue Recognition

     Substantially all recurring service revenues are billed one month in advance and are deferred until earned. Nonrecurring and usage sensitive revenues are billed in arrears and are recognized when earned. Additionally, the Company establishes estimated bad debt reserves against uncollectible revenues incurred during the period. During 2001, 2000 and 1999, no customer accounted for more than 10% of the consolidated revenues of the Company.

     In October and November 2001, under two separate regulatory orders, ACSA was authorized to implement interim and refundable rate increases for both loop rental rates on unbundled network elements and for local service revenue. The Company recognized $465 of revenue during 2001 associated with these rate increase authorizations. Management believes that it is unlikely the Company will have a refund obligation associated with these interim rate increases.

     Access revenues are recognized when earned. The Company participates in toll revenue pools with other telephone companies. Such pools are funded by toll revenue and/or access charges regulated by the Regulatory Commission of Alaska (“RCA”) within the intrastate jurisdiction and the Federal Communications Commission (“FCC”) within the interstate jurisdiction. Much of the interstate access service revenue is initially recorded based on estimates. These estimates are derived from interim financial statements, available separations studies and the most recent information available about achieved rates of return. These estimates are subject to adjustment in future accounting periods, as refined operational information becomes available. To the extent that disputes arise over revenue settlements, the Company’s policy is to defer revenue collected until settlement methodologies are resolved and finalized. At December 31, 2001 and 2000, the Company had liabilities of $31,748 and $17,009, respectively, related to refundable access revenue.

Income Taxes

     The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred taxes reflect the temporary differences between the financial and tax bases of assets and liabilities using the enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent that it is more likely than not that such deferred tax assets will not be realized. One of the acquired companies had a remaining unamortized regulatory investment tax credit of $695 at May 14, 1999, of which $195, $197, $301 was amortized against income in 2001, 2000, and 1999, respectively.

Regulatory Accounting and Regulation

     The local telephone exchange operations of the Company account for costs in accordance with the accounting principles for regulated enterprises prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 71, Accounting for the Effects of Certain Types of Regulation. This accounting recognizes the economic effects of rate regulation by recording cost and a return on investment as such amounts are recovered through rates authorized by regulatory authorities. Accordingly, under SFAS No. 71, plant and equipment is depreciated over lives approved by regulators and certain costs and obligations are deferred based upon approvals received from regulators to permit recovery of such amounts in future years. Depreciable lives of plant and equipment approximate their estimated economic lives. As of December 31, 2001, the Company had deferred as a regulatory asset $1,080 of costs incurred in connection with regulatory rate making proceedings, which will be amortized in future periods. If the Company were not following SFAS 71, these costs would have been charged to expense in the current year. Non-regulated revenues and costs incurred by the local telephone exchange operations and non-regulated operations of the Company are not accounted for under SFAS No. 71 principles. The Company believes that the effect of adopting SFAS No. 101, Regulated Enterprises — Accounting for the Discontinuation of Application of FASB Statement No. 71, would not be material to the Company’s financial position, results of operations or cash flows.

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2001, 2000 and 1999
(In Thousands, Except Per Share Amounts)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Regulatory Accounting and Regulation (Continued)

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

     Cellular, directory and Internet operations are not subject to rate regulation.

Impairment of Long-Lived Assets

     The Company evaluates the carrying value of property, plant and equipment and intangibles if events or changes in circumstances indicate the carrying amount of such assets may not be fully recoverable on the undiscounted cash flow basis of the underlying business.

Comprehensive Income (Loss)

     The Company’s comprehensive loss is equal to its net loss for 2000 and 1999. For 2001, the Company has provided an income tax valuation allowance equal to the income tax benefit resulting from its other comprehensive loss.

Recent Accounting Pronouncements

     On June 29, 2001, the Financial Accounting Standards Board (“FASB”) approved for issuance SFAS No. 141, Business Combinations, which supercedes APB Opinion No, 16, Business Combinations and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. This statement establishes new standards for accounting and reporting requirements for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. The adoption of this statement did not have a material impact on its financial position, results of operations or cash flows.

     On June 29, 2001, the FASB approved for issuance SFAS No. 142, Goodwill and Intangible Assets, which supercedes APB Opinion No. 17, Intangible Assets. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead will be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of.

     The Company adopted SFAS No. 142 effective January 1, 2002. Goodwill and intangible assets determined to have an indefinite useful life acquired in a business combination completed after June 30, 2001, but before SFAS No. 142 was adopted, were not amortized. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 were amortized in accordance with the appropriate pre-SFAS No. 142 accounting literature. Upon adoption of SFAS No. 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2001, 2000 and 1999
(In Thousands, Except Per Share Amounts)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

     In connection with SFAS No. 142’s transitional goodwill impairment evaluation, SFAS No. 142 will require the Company to perform an assessment of whether there is an indication that goodwill was impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an indication exists that the reporting unit goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation in accordance with SFAS No. 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. This second step is required to be completed as soon as possible, but not later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle on the Company’s statement of earnings.

     At the date of adoption of SFAS No. 142, the Company had unamortized goodwill in the amount of $250,495 and unamortized identifiable intangible assets in the amount of $26,784, all of which are subject to the transition provisions of SFAS No. 142. Amortization expense related to goodwill was $7,741, $7,510 and $4,243, for the years ended December 31, 2001, 2000 and 1999, respectively. Because of the extensive effort needed to comply with adopting SFAS No. 142, it is not practicable to reasonably estimate the impact of adopting this Statement on the Company’s financial position, results of operations and cash flows at the date of this report, including whether it will be required to recognize any transitional impairment losses as a cumulative effect of a change in accounting principle.

     On August 15, 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which is effective for the Company’s fiscal year beginning January 1, 2003. This statement requires, among other things, the accounting and reporting of legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal operation of a long-lived asset. The Company has not yet determined the impact of the adoption of this standard on its financial position, results of operations and cash flows.

     On October 3, 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for the Company’s fiscal year beginning January 1, 2002. This statement addresses accounting and reporting of all long-lived assets, except goodwill, that are either held and used or disposed of through sale or other means. The Company is evaluating the impact of the adoption of this statement on its financial position, results of operations and cash flows.

2. ACQUISITIONS

     On May 14, 1999, the Company acquired Century Telephone Enterprise, Inc.’s Alaska holdings, including ACSAK, ACSN, ACSF, Pacific Telecom of Alaska PCS, Inc., and Pacific Telecom Cellular of Alaska, Inc., excluding the assets, liabilities and equity of Alaska RSA#1 (collectively, “CenturyTel’s Alaska Properties”). On the same date, ACS Holdings also acquired from the Municipality of Anchorage ACSA and its subsidiaries, ACSW and ACSLD (collectively, “ATU”). These holdings include local area exchange service, long distance service, Internet service and cellular operations throughout rural Alaska and Anchorage. Both acquisitions were accounted for under the purchase method of accounting. The financial statements reflect the allocation of the purchase price and assumption of certain liabilities and include the operating results of both ATU and CenturyTel’s Alaska Properties from the date of acquisition. In total, the Company paid Century Telephone Enterprise $411,784 for the stock of CenturyTel’s Alaska Properties and the Municipality of Anchorage $265,115 for the ATU assets. Acquisition expenses totaling $19,216 were also allocated to the purchase price.

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2001, 2000 and 1999
(In Thousands, Except Per Share Amounts)

2. ACQUISITIONS (Continued)

     The following reflects the allocation of the purchase price and the sources of funds to finance the purchase.

	CenturyTel
	Alaska
	Properties	ATU	Total

Current assets	$16,882	$42,146	$59,028
Property, plant and equipment	157,758	248,648	406,406
Other assets	13,680	20,665	34,345
Liabilities assumed	(19,746)	(41,177)	(60,923)

Net assets acquired	168,574	270,282	438,856
Goodwill	250,323	6,936	257,259

Total cost of acquisition	418,897	277,218	696,115
Acquisition expenses	(7,113)	(12,103)	(19,216)

Total purchase price paid	$411,784	$265,115	$676,899

     Net assets acquired were purchased for cash provided from the following sources:

Senior credit facility revolving loan	$6,700
Senior credit facility term loans	435,000
9-3/8% senior subordinated notes due 2009	150,000
Contributed capital	146,200

Total sources	$737,900

     These sources also provided $12,601 of working capital and included $48,400 of transaction fees and expenses.

     The following are the unaudited pro forma results for the year ended December 31, 1999, giving effect to the acquisitions as if they had occurred at the beginning of that period.

1999

Revenues	$299,909
Loss from continuing operations	(26,749)
Net loss	(30,016)

     On September 30, 1999, the Company acquired a majority interest in Alaskan Choice Television, L.L.C. (“ACTV”’). The cash purchase price was approximately $1,900. On February 14, 2000, the Company purchased the remaining one-third interest of ACTV for $3,042, including a $2,250 note payable. This acquisition has been accounted for using the purchase method and its operating results have been included in the consolidated statement of operations from the date of acquisition. This acquisition is not included in the pro forma results above, as it would not have had a significant effect.

     On June 16, 2000, the Company acquired a 100% interest in Internet Alaska, Inc. It previously held a minority interest of 28.5%. On July 6, 2001, The Company acquired the assets and business of Internet Plus. L.L.C., dba MosquitoNet, a Fairbanks based Internet service provider with approximately 5,000 customers. These acquisitions have been accounted for using the purchase method and the operating results from these acquisitions have been included in the consolidated statement of operations from the dates of acquisition. Pro forma information is not provided since the impact of these acquisitions does not have a material effect on the Company’s financial position, results of operations and cash flows.

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2001, 2000 and 1999
(In Thousands, Except Per Share Amounts)

3. ACCOUNTS RECEIVABLE

     Accounts receivable — trade consists of the following at December 31, 2001 and 2000:

	2001	2000

Accounts receivable — trade:
Customers	$33,613	$39,594
Connecting companies	13,822	13,410
Other	4,421	3,164

	51,856	56,168
Less allowance for doubtful accounts	4,944	9,831

Accounts receivable — trade, net	$46,912	$46,337

4. PROPERTY, PLANT AND EQUIPMENT

     Property, plant, and equipment consists of the following at December 31, 2001 and 2000:

	2001	2000

Property, plant, and equipment:
Land, buildings and support assets	$178,736	$150,363
Central office switching and transmission	309,291	285,466
Outside plant cable and wire facilities	486,352	455,213
Cellular switching and transmission systems	40,224	33,803
Other	2,359	1,631
Construction work in progress	19,867	27,081

	1,036,829	953,557
Less accumulated depreciation and amortization	557,849	492,822

Property, plant and equipment, net	$478,980	$460,735

     The following is a summary of property held under capital leases included in the above property, plant and equipment:

	2001	2000

Property held under capital leases:
Land, buildings and support assets	$13,318	$13,305
Outside plant cable and wire facilities	2,710	2,710

	16,028	16,015
Less accumulated depreciation and amortization	4,810	3,609

Property held under capital leases, net	$11,218	$12,406

     Amortization of assets under capital leases included in depreciation expense in 2001, 2000 and 1999 is $1,202 $1,008 and $331, respectively.

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2001, 2000 and 1999
(In Thousands, Except Per Share Amounts)

4. PROPERTY, PLANT AND EQUIPMENT (Continued)

     The Company leases various land, buildings, right-of-ways, and personal property under operating lease agreements. Rental expenses under operating leases for 2001, 2000 and 1999 were $3,971, $4,055 and $1,030, respectively. Future minimum payments under these leases for the next five years and thereafter are as follows:

2002	$2,598
2003	2,461
2004	1,482
2005	976
2006	817
Thereafter	2,968

$11,302

5. OTHER ASSETS

     Other assets consist of the following at December 31, 2001 and 2000:

	2001	2000

Debt issue costs, net of accumulated amortization of $11,693 and $7,381, respectively	$25,321	$29,633
Cellular, PCS, and UHF licenses, net of accumulated amortization of $1,572 and $953, respectively	24,324	24,943
Other intangible assets, net of accumulated amortization of $1,258 and $642, respectively	2,460	2,082
Prepaid pension asset	3,775	3,862
Intangible asset — pension	1,754	—
Deferred charges and other assets	4,347	3,289

Other assets	$61,981	$63,809

6. ACCOUNTS PAYABLE, ACCRUED AND OTHER CURRENT LIABILITIES

     Accounts payable, accrued and other current liabilities consist of the following at December 31, 2001 and 2000:

	2001	2000

Accounts payable — trade	$10,138	$23,754
Accrued payroll, benefits, and related liabilities	8,379	7,048
Accrued personal time off	5,207	5,241
Accrued interest	6,983	3,071
Refundable access revenue	22,688	6,756
Other	9,370	11,855

Accrued and other current liabilities	$62,765	$57,725

7. LONG-TERM OBLIGATIONS

     Long-term obligations consist of the following at December 31, 2001 and 2000:

	2001	2000

Senior credit facility term loan — tranche A	$150,000	$150,000
Senior credit facility term loan — tranche B	150,000	150,000
Senior credit facility term loan — tranche C	135,000	135,000
9 3/8% senior subordinated notes due 2009	150,000	150,000
Capital leases and other long-term obligations	11,603	14,642

	596,603	599,642
Less current portion	5,107	2,870

Long-term obligations, net of current portion	$591,496	$596,772

     The aggregate maturities of long-term obligations for each of the five years and thereafter subsequent to December 31, 2001 are as follows:

2002	$5,107
2003	5,002
2004	5,051
2005	5,121
2006	147,692
Thereafter	428,630

$596,603

Senior Credit Facility

     On May 14, 1999, the Company entered into a credit agreement with a syndicate of commercial banks which provide the Company’s senior credit facility. The senior credit facility provides $435 million of term loans and a revolving credit facility with a $75 million line of credit. The Company’s obligations under the senior credit facility are unconditionally and irrevocably guaranteed, joint and severally, by the Company and its subsidiaries, and secured by collateral that includes substantially all of the Company and its subsidiaries’ assets. The senior credit facility contains a number of restrictive covenants and events of default, including covenants limiting capital expenditures, incurrence of debt, and the payment of dividends, and requires the Company to achieve certain financial ratios. As of December 31, 2001 and 2000 the Company was in compliance with all of the covenants of the senior credit facility.

     The tranche A term loan of $150 million is repayable in annual principal payments of 1% of outstanding principal commencing on May 14, 2002 with the balance due on November 14, 2006. The loan bears interest at an annual rate equal (at the Company’s option) to: (1) an adjusted London inter-bank offered rate (“LIBOR”) plus 2.25% or (2) a rate equal to 1.75% plus the greater of the administrative agent’s prime rate, a certificate of deposit rate plus 1.00% or the federal funds rate plus .50%, in each case subject to reduction based on the Company’s financial performance. The rate of interest in effect at December 31, 2001 and 2000 was 4.69% and 9.25%, respectively, and is based on the LIBOR rate option.

     The tranche B term loan of $150 million is repayable in annual principal payments of 1% of outstanding principal commencing on May 14, 2002 with the balance due on November 14, 2007. The loan bears interest at an annual rate equal (at the Company’s option) to: (1) LIBOR plus 3.00% or (2) a rate equal to 2.00% plus the greater of the administrative agent’s prime rate, a certificate of deposit rate plus 1.00% or the federal funds rate plus .50%. The rate of interest in effect at December 31, 2001 and 2000 was 5.44% and 9.50%, respectively, and is based on the LIBOR rate option.

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2001, 2000 and 1999
(In Thousands, Except Per Share Amounts)

7. LONG-TERM OBLIGATIONS (Continued)

     Senior Credit Facility, continued

     The tranche C term loan of $135 million is repayable in annual principal payments of 1% of outstanding principal commencing on May 14, 2002 with the balance due on May 14, 2008. The loan bears interest at an annual rate equal (at the Company’s option) to: (1) LIBOR plus 3.25% or (2) a rate equal to 2.25% plus the greater of the administrative agent’s prime rate, a certificate of deposit rate plus 1.00% or the federal funds rate plus .50%. The rate of interest in effect at December 31, 2001 and 2000 was 7.1% and 9.75%, respectively, and is based on the LIBOR rate option.

     The senior credit facility also provides a revolving credit facility in the amount of $75 million which is available, in part, for up to $25 million in letters of credit and up to $10 million in the form of swingline loans. This revolving facility is available for seven years and outstanding balances thereunder will bear interest at an annual interest rate option equivalent to that provided under tranche A. There were no amounts outstanding under this revolving credit facility as of December 31, 2001 and 2000.

     On July 24, 1999 the Company entered into an interest rate swap agreement to reduce the impact of changes in interest rates on its floating rate long-term debt. This agreement fixed at 5.99% the underlying variable rate on one-half of the borrowings under the senior credit facility, or $217.5 million, for a three-year period. The buyer has the right, at their option, to extend the agreement for an additional two years. The differential to be paid or received is recorded as interest expense in the consolidated statement of operations in the period in which it is recognized. The Company is exposed to credit losses from counterparty nonperformance, but does not anticipate any such nonperformance.

     Senior Subordinated Notes

     On May 14, 1999, the Company issued $150 million in aggregate principal amount of 9 3/8 % senior subordinated notes due 2009. Interest on the notes is payable semi-annually on May 15 and November 15. The notes will mature on May 15, 2009, and are redeemable, in whole or in part, at the option of the Company, at any time on or after May 15, 2004 at 104.688% of the principal amount declining to 100% of the principal amount on or after May 15, 2007. The notes contain a number of restrictive covenants, including covenants limiting incurrence of debt and the payment of dividends. As of December 31, 2001 and 2000 the Company was in compliance with all the covenants of the notes.

     Capital leases and other long-term obligations

     The Company has entered into various capital leases and other debt agreements totaling $11,603 and $14,642 with a weighted average interest rate of 8.74% and 8.91% at December 31, 2001 and 2000, respectively.

8. OTHER DEFERRED CREDITS AND LONG-TERM LIABILITIES:

     Deferred credits and other long-term liabilities consist of the following at December 31, 2001 and 2000:

	2001	2000

Refundable access revenue	$9,060	$10,253
Interest rate swap	11,437	—
Additional pension liability	4,147	—
Other deferred credits	359	502

Total deferred credits and other long-term liabilities	$25,003	$10,755

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2001, 2000 and 1999
(In Thousands, Except Per Share Amounts)

9. LOCAL TELEPHONE OPERATING REVENUE

     Local telephone operating revenues consisted of the following for the years ended December 31, 2001, 2000 and 1999:

	2001	2000	1999

Local network service	$96,270	$94,098	$59,891
Network access revenue	102,977	105,172	67,174
Deregulated revenue and other	22,164	22,998	15,190

Total local telephone operating revenues	$221,411	$222,268	$142,255

10. UNUSUAL CHARGES

     During 2000, the Company recorded $5,288 of unusual charges, consisting of the following:

2000

Costs incurred in attempted acquisition	$1,451
Severance and restructuring costs	3,019
Legal settlement	818

$5,288

     During 2000, the Company attempted to acquire the Matanuska Telephone Association, a cooperative telephone association located in Alaska. The acquisition was subject to approval by a vote of the membership of the cooperative association requiring a super majority, which was held in September of 2000. The membership of the association voted to approve the acquisition but failed to achieve the required super majority. The Company had incurred $1,451 of legal, consulting and other out of pocket costs associated with the attempted acquisition which were charged to expense during September 2000.

     The Company recorded $3,019 related to severance and restructuring charges under several plans adopted during 2000. Employee force reductions resulting from these restructuring plans are expected to total approximately 200 by their completion and include employee groups located in Alaska within the local telephone, cellular and Internet operations. The Company expects these plans to be completed by September 30, 2002. The plans also called for the closure of a branch operation in Vancouver, Washington, which was completed during the second quarter of 2001. As of December 31, 2001, $2,267 has been paid under the plans and approximately 150 employees have been terminated.

     In December 2000, the Company settled out of court a claim by a vendor that arose from an undisclosed contractual obligation it incurred in the purchase of the Company’s operations in May 1999, resulting in a charge to expense of $818.

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2001, 2000 and 1999
(In Thousands, Except Per Share Amounts)

11. INCOME TAXES

     The Company’s combined federal income and state effective income tax rate from continuing operations was a benefit of 2.2%, 0.8% and 1.4% in 2001, 2000 and 1999, respectively. The difference between taxes calculated as if the statutory federal rate of 34% was applied to loss from continuing operations before income tax and the recorded tax benefit is reconciled as follows:

	2001	2000	1999

Computed federal income taxes at the 34% statutory rate	$(3,006)	$(9,048)	$(7,351)
Increase (reduction) in tax resulting from State income taxes (net federal benefit)	(486)	(1,559)	(1,272)
Amortization of investment tax credits	(195)	(197)	(301)
Valuation allowance — book net operating loss	3,560	10,322	8,726
Other	(68)	285	(103)

Total income tax benefit	$(195)	$(197)	$(301)

     The benefit for income taxes is summarized as follows:

	2001	2000	1999

Current:
Federal income tax	$—	$—	$—
State income tax	—	—	—

Total current	—	—	—

Deferred:
Federal income tax	—	—	—
State income tax	—	—	—

Total deferred	—	—	—
Amortization of investment tax credits	(195)	(197)	(301)

Total income tax benefit	$(195)	$(197)	$(301)

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2001, 2000 and 1999
(In Thousands, Except Per Share Amounts)

11. INCOME TAXES (Continued)

     The effect of significant items comprising the Company’s net deferred tax liability at 34% were as follows:

	2001	2000	1999

Deferred tax liabilities — long-term:
Property, plant and equipment	$(20,380)	$(16,338)	$(4,427)
Intangibles	(13,105)	(7,235)	(80)

Total long-term deferred tax liabilities	(33,485)	(23,573)	(4,507)

Deferred tax assets:
Current:
Accrued compensation	4,081	5,329	1,433
Accrued bad debts	2,172	4,825	997
Deferred investment tax credit	—	80	162
Regulatory liabilities FASB 109	—	70	113
Minimum pension liability adjustment	957	—	—
Interest rate swap mark to market	4,575	—	—
Other	516	143	—

Total current deferred tax assets	12,301	10,447	2,705
Long-term — net operating loss carryforwards from operations	49,324	32,324	10,803

Total deferred tax assets	61,625	42,771	13,508

Valuation allowance	(28,140)	(19,048)	(8,726)

Net deferred tax asset	$—	$150	$275

     The company has available at December 31, 2001 unused operating loss carryforwards of $123,311 that may be applied against future taxable income and that expire as shown below. Per the schedule below the total Net Operating Loss (“NOL”) is made up of NOLs generated by the consolidated group and NOLs obtained with the 2000 acquisition of Internet Alaska. The Internet Alaska NOLs are limited by special rules known as Separate Return Limitation Year or SRLY rules. SRLY NOLs can only be used in year that both the Consolidated Group and the entity that created the SRLY NOLs have taxable income. The tax benefits derived from the utilization of the SRYL NOLs will reduce goodwill.

	Internet		Total
Year of	Alaska's	Unused Operating	Unused Operating
Expiration	SRLY	Loss Carryforwards	Loss Carryforwards

2017	$27	$—	$27
2018	328	—	328
2019	852	18,674	19,526
2020	2,631	58,733	61,364
2021	—	42,066	42,066

	$3,838	$119,473	$123,311

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2001, 2000 and 1999
(In Thousands, Except Per Share Amounts)

12. STOCK INCENTIVE PLANS

     The Company’s employees participate in various plans of ACS Group, which through the Compensation Committee of the ACS Group’s Board of Directors, may grant stock options, stock appreciation rights and other awards to officers, employees and non-employee directors of the Company. At December 31, 2001, ACS Group has reserved a total of 6,060 shares of authorized common stock for issuance under the various plans. In general, options under the plans vest ratably over three, four or five years and the plans terminate in approximately 10 years.

     The Company applies Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees,” in accounting for its plans. Accordingly, no compensation cost has been recognized for options with exercise prices equal to or greater than fair value on the date of grant. Compensation cost charged to operations in 1999 was $6,145. No compensation costs were charged to operations in 2001 or 2000. If compensation costs had been determined consistent with SFAS No. 123 “Accounting for Stock-Based Compensation,” the Company’s net loss and net loss per share on a pro forma basis for 2001, 2000 and 1999 would have been as follows:

	2001	2000	1999

Net loss:
As reported	$(8,646)	$(25,653)	$(20,701)
Pro forma	(10,114)	(27,315)	(21,367)

     The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for grants:

	2001	2000	1999

Risk free rate	4.45%	5.50%	5.50%
Dividend yield	0.0%	0.0%	0.0%
Expected volatility factor	55.2%	52.5%	40.3%
Expected option life (years)	5.9	6.1	7.0

ALEC Holdings, Inc. 1999 Stock Incentive Plan

     ACS Group has reserved 3,410 shares under this plan, which was adopted in connection with the completion of the acquisitions on May 14, 1999 (see Note 2, Acquisitions). At December 31, 2001 4,003 options have been granted, 1,112 have been forfeited, 356 have been exercised and 519 are available for grant under the plan. The plan allows forfeited options to be reissued. The plan will terminate on May 14, 2009.

     Information on outstanding options for the years ended December 31, 2001, 2000 and 1999 is summarized as follows:

	2001		2000		1999

		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding January 1	2,906	$6.05	3,154	$6.15	—	$—
Granted	75	7.00	505	5.50	3,423	6.15
Exercised	(119)	6.07	(198)	6.15	(39)	6.15
Canceled or expired	(327)	6.01	(555)	6.08	(230)	6.15

Outstanding December 31	2,535	6.09	2,906	6.05	3,154	6.15

Options exercisable at December 31	1,802	6.10	1,541	6.12	1,255	6.15
Weighted average fair value of options granted		4.00		3.09		3.88

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2001, 2000 and 1999
(In Thousands, Except Per Share Amounts)

12. STOCK INCENTIVE PLANS (Continued)

     The outstanding options at December 31, 2001 have the following characteristics:

	Outstanding Options			Exercisable Options

		Weighted	Weighted		Weighted
		Average	Average		Average
	Number of	Remaining	Exercise	Number	Exercise
Range of Exercise Prices	Shares	Life (Years)	Price	Exercisable	Price

$5.50 - $7.00	2,535	6.90	$6.09	1,802	$6.10

Alaska Communications Systems Group, Inc. 1999 Stock Incentive Plan

     ACS Group has reserved 1,500 shares under this plan, which was adopted by ACS Group in November 1999 in connection with its IPO. At December 31, 2001 1,432 options have been granted, 352 have been forfeited, 9 have been exercised and 420 are available for grant under the plan. The plan allows forfeited options to be reissued. The term of options granted under the plan may not exceed 10 years. Unless otherwise determined by the Compensation Committee of ACS Group’s Board of Directors, options will vest ratably on each of the first four anniversaries after the grant date and will have an exercise price equal to the fair market value of the common stock on the date of grant.

     No shares were awarded under this plan during 1999. Information on outstanding options for the year December 31, 2001 and 2000 is summarized as follows:

	2001		2000

		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price

Outstanding January 1	1,092	$11.53	—	$—
Granted	185	6.74	1,247	11.86
Exercised	(9)	5.50	—	—
Canceled or expired	(197)	11.51	(155)	14.20

Outstanding December 31	1,071	10.76	1,092	11.53

Options exercisable at December 31	456	11.08	186	11.66
Weighted average fair value of options granted		3.74		6.55

     The outstanding options at December 31, 2001 have the following characteristics:

	Outstanding Options			Exercisable Options

		Weighted	Weighted		Weighted
		Average	Average		Average
	Number of	Remaining	Exercise	Number	Exercise
Range of Exercise Prices	Shares	Life (Years)	Price	Exercisable	Price

$5.50 - $6.86	444	9.23	$5.97	170	$5.91
$8.58 - $12.63	22	8.47	12.63	9	12.63
$14.20	605	8.12	14.20	277	14.20

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2001, 2000 and 1999
(In Thousands, Except Per Share Amounts)

12. STOCK INCENTIVE PLANS (Continued)

ACS Group, Inc. 1999 Non-Employee Director Stock Compensation Plan

     The non-employee director stock compensation plan was adopted by ACS Group in connection with its IPO. ACS Group has reserved 150 shares under this plan. At December 31, 2001 52 shares have been awarded and 98 shares are available for grant under the plan. ACS Group’s directors are required to receive not less than 25% of their annual retainer and meeting fees in the form of ACS Group’s stock, and may elect to receive up to 100% of director’s compensation in the form of stock.

     No shares were awarded under this plan during 1999. During the year ended December 31, 2000, 26 shares under the plan were awarded to ACS Group’s directors, of which 13 were elected to be deferred until termination of service by the directors. During the year ended December 31, 2001, 26 shares under the plan were awarded to ACS Group’s directors, of which 19 were elected to be deferred until termination of service by the directors.

Alaska Communications Systems Group, Inc. 1999 Employee Stock Purchase Plan

     This plan was also adopted in connection with ACS Group’s IPO in November 1999. ACS Group has reserved 1,000 shares under this plan. At December 31, 2001, 782 shares are available for issuance and sale. The plan will terminate on December 31, 2009. All ACS Group employees and all of the employees of designated subsidiaries generally will be eligible to participate in the purchase plan, other than employees whose customary employment is 20 hours or less per week or is for not more than five months in a calendar year, or who are ineligible to participate due to restrictions under the Internal Revenue Code.

     On June 30, 2000, 65 shares were issued under the plan. On December 29, 2000, 67 shares were issued under the plan. On June 29, 2001, 48 shares were issued under the plan. On December 31, 2001, 38 shares were issued under the plan.

     A participant in the purchase plan may authorize regular salary deductions of a maximum of 15% and a minimum of 1% of base compensation. The fair market value of shares which may be purchased by any employee during any calendar year may not exceed $25. The amounts so deducted and contributed are applied to the purchase of full shares of common stock at 85% of the lesser of the fair market value of such shares on the date of purchase or on the offering date for such offering period. The offering dates are January 1 and July 1 of each purchase plan year, and each offering period will consist of one six-month purchase period. The first offering period under the plan commenced on January 1, 2000. Shares are purchased on the open market or issued from authorized but unissued shares on behalf of participating employees on the last business days of June and December for each purchase plan year and each such participant has the rights of a stockholder with respect to such shares. During the year ended December 31, 2001 approximately 20% of eligible employees elected to participate in the plan.

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2001, 2000 and 1999
(In Thousands, Except Per Share Amounts)

13. RETIREMENT PLANS

     Pension benefits for substantially all of the Company’s employees are provided through the Alaska Electrical Pension Plan (“AEPP”). The Company pays a contractual hourly amount based on employee classification or base compensation. As a multi-employer defined benefit plan, the accumulated benefits and plan assets are not determined or allocated separately to the individual employer. The Company’s portion of the plan’s pension cost for 2001, 2000 and 1999 was $11,830, $10,978 and $6,099, respectively.

     The Company also has a separate defined benefit plan that covers certain employees previously employed by Century Telephone Enterprise, Inc. (“CenturyTel Plan”). This plan was transferred to the Company in connection with the acquisition of the CenturyTel’s Alaska Properties. Existing plan assets and liabilities of the CenturyTel Plan were transferred to the ACS Retirement Plan on September 1, 1999. Accrued benefits under the ACS Retirement Plan were determined in accordance with the provisions of the CenturyTel Plan. Upon completion of the transfer to the Company, covered employees ceased to accrue benefits under the plan. On November 1, 2000 the ACS Retirement Plan was amended to conform early retirement reduction factors and various other terms to those provided by the AEPP. As a result of this amendment, prior service cost of $1,992 was recorded and will be amortized over the expected service life of the plan participants at the date of the amendment. The Company uses the traditional unit credit method for the determination of pension cost for financial reporting and funding purposes and complies with the funding requirements under the Employee Retirement Income Security Act of 1974 (“ERISA”). Since the plan is adequately funded under ERISA, no contribution was made in 2001, 2000 or 1999.

     The following table represents the net periodic pension expense (benefit) for the ACS Retirement Plan for 2001, 2000 and 1999:

	2001	2000	1999

Interest cost	$627	$447	$149
Expected return on plan assets	(773)	(813)	(170)
Amortization of gain/loss	30	—	—
Amortization of prior year service costs	203	34	—

Net periodic pension expense (benefit)	$87	$(332)	$(21)

     The following is a reconciliation of the beginning and ending balances for 2001 and 2000 for the projected benefit obligation and the plan assets for the ACS Retirement Plan:

	2001	2000

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$8,600	$5,724
Plan amendments	—	1,992
Amortization of prior service cost	(203)	(34)
Service cost	—	—
Interest cost	627	447
Actuarial loss	215	501
Benefits paid	(131)	(30)

Projected benefit obligation at end of year	$9,108	$8,600

Change in plan assets Fair value of plan assets at beginning of year	$9,257	$9,564
Return on plan assets	(390)	(277)
Employer contributions	—	—
Benefits paid	(131)	(30)

Fair value of plan assets at end of year	$8,736	$9,257

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2001, 2000 and 1999
(In Thousands, Except Per Share Amounts)

13. RETIREMENT PLANS (Continued)

     The following table represents the funded status of the ACS Retirement Plan at December 31, 2001 and 2000:

	2001	2000

Projected benefit obligation	$(9,108)	$(8,600)
Plan assets at fair value	8,736	9,257

Funded Status	(372)	657

Unrecognized net prior obligation	—	—
Unrecognized prior service cost	1,755	1,958
Unrecognized net loss (gain)	2,392	1,247

Pension asset at end of year	$3,775	$3,862

     The net amounts recognized in the balance sheet were classified as follows at December 31, 2001 and 2000:

	2001	2000

Prepaid benefit costs	$—	$3,862
Accrued benefit liability	(372)	—
Intangible asset	1,755	—
Accumulated other comprehensive income	2,392	—

Net amount recognized	$3,775	$3,862

     The actuarial assumptions used to account for the plan as of December 31, 2001 and 2000 are as follows:

	2001	2000

Discount rate	7.25%	7.50%
Expected return on assets	8.50%	8.50%
Rate of compensation increase	0.00%	0.00%

     The Company also has a separate executive post retirement health benefit plan. The Alaska Communications Systems Executive Retiree Health Benefit Plan (“The ACS Health Plan”) was adopted by the Company in November 2001. The ACS Health Plan covers a select group of management or highly compensated employees. The group of eligible employees is selected by a committee appointed by the Compensation Committee of ACS Group’s Board of Directors. Each eligible employee must complete 10 years of service and be employed by the Company in the capacity of an executive officer for a minimum of 36 consecutive months immediately preceding retirement. The ACS Health Plan provides a graded subsidy for medical, dental, and vision coverage. The Company uses the projected unit credit method for the determination of post retirement health cost for financial reporting and funding purposes and complies with the funding requirements under the Employee Retirement Income Security Act of 1974. The Company made a contribution of $128 to the ACS Health Plan during 2001.

     The following represents the net periodic postretirement benefit expense for the ACS Health Plan for 2001:

Service cost	$11
Interest cost	6
Amortization of prior service cost	4

Net periodic postretirement benefit expense	$21

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2001, 2000 and 1999
(In Thousands, Except Per Share Amounts)

13. RETIREMENT PLANS (Continued)

     The following is a reconciliation of the beginning and ending balances for 2001 for the projected benefit obligation and the plan assets for the ACS Health Plan:

     Change in accumulated postretirement benefit obligation:

Accumulated postretirement benefit obligation at beginning of the year:	$—
Plan adoption	586
Service cost	11
Interest cost	6
Actuarial gain	(15)

Accumulated postretirement benefit obligation at end of the year:	$588

Change in plan assets
Fair value of plan assets at beginning of year	$—
Employer contributions	128

Fair value of plan assets at end of year	$128

     The following table represents the funded status of the ACS Health Plan at December 31, 2001:

Accumulated postretirement benefit obligation	$(588)
Plan assets at fair value	128

Funded status	(460)

Unrecognized prior service cost	582
Unrecognized net gain	(15)

Pension asset at end of year	$107

     The actuarial assumptions used to account for the ACS Health Plan as of December 31, 2001 is an assumed discount rate of 7.25% and an expected long term rate of return on plan assets of 8.50%. For measurement purposes, the assumed annual rates of increases in health care costs is as follows:

Year	Pre 65 premiums	Post 65 premiums

1	7.00%	10.00%
2	7.00%	9.00%
3	7.00%	8.00%
4	7.00%	7.00%
5 and thereafter	7.00%	7.00%

     Assumed health care cost trend rates have a significant effect on the amounts reported for the ACS Health Plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects for 2001:

	+1%	-1%

Effect on total of service and interest cost components	106	(86)
Effect on accumulated postretirement benefit obligation	4	(3)

     The Company also provides a 401(k) retirement savings plan covering substantially all of its employees. The plan allows for discretionary matching contributions as determined by the Board of Directors, subject to Internal Revenue Code limitations. There was no matching contribution for 2001, 2000 or 1999.

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2001, 2000 and 1999
(In Thousands, Except Per Share Amounts)

14. BUSINESS SEGMENTS

     The Company has five reportable segments: local telephone, cellular, directory, Internet and interexchange. Beginning with the first quarter of 2001, the Company began reporting directory and interexchange as separate segments. Prior year amounts have been reclassified to conform with the current presentation. Local telephone provides landline telecommunications services, and consists of local network service, network access and deregulated and other revenues; cellular provides wireless telecommunications service; directory provides yellow page advertising and other related products; Internet provides Internet service; and interexchange provides long distance and private network services. Each reportable segment is a strategic business under separate management and offering different services than those offered by the other segments. The Company also has a wireless cable television service segment that does not currently meet the criteria for a reportable segment and is therefore included in “All Other” below.

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

     The following table illustrates selected financial data for each segment as of and for the year ended December 31, 2001:

	Local
	Telephone	Cellular	Directory	Internet	Interexchange	All Other	Eliminations	Total

Operating revenues	$221,411	$40,427	$33,870	$13,726	$30,795	$18,032	$(26,582)	$331,679
Depreciation and amortization	53,242	5,626	2	2,606	2,284	16,051	—	79,811
Operating income (loss)	34,794	5,084	19,349	(9,504)	(1,752)	(2,443)	—	45,528
Interest expense	(1,716)	(36)	—	(97)	(302)	(55,540)	—	(57,691)
Interest income	13	14	—	—	—	1,963	—	1,990
Income tax provision (benefit)	13,534	2,164	7,966	—	—	(23,859)	—	(195)
Net income (loss)	19,560	2,966	11,383	(9,591)	(2,049)	(30,915)	—	(8,646)
Total assets	679,852	111,849	49,863	5,319	32,565	24,094	—	903,542
Capital expenditures	45,243	5,786	413	16,319	19,787	34	—	87,582

     Operating revenues disclosed above include intersegment operating revenues of $21,677 for local telephone, $1,603 for cellular, $ 1,400 for directory, $2 for Internet and $13,851 for interexchange. In accordance with SFAS No. 71, intercompany revenues between local telephone and non-local telephone operations are not eliminated above.

     The following table illustrates selected financial data for each segment as of and for the year ended December 31, 2000:

	Local
	Telephone	Cellular	Directory	Internet	Interexchange	All Other	Eliminations	Total

Operating revenues	$222,268	$39,540	$29,156	$9,172	$19,773	$17,740	$(24,656)	$312,993
Depreciation and amortization	56,912	5,029	—	1,495	1,345	7,484	—	72,265
Operating income (loss)	31,751	6,414	15,155	(8,760)	(1,325)	(10,304)	—	32,931
Interest expense	(1,046)	(11)	—	(109)	(312)	(60,631)	—	(62,109)
Interest income	105	215	—	—	—	3,449	—	3,769
Income tax provision (benefit)	7,913	2,703	6,214	—	—	(17,027)	—	(197)
Net income (loss)	22,814	3,944	8,941	(8,863)	(1,631)	(50,858)	—	(25,653)
Total assets	661,600	111,824	33,899	26,217	46,042	29,724	—	909,306
Capital expenditures	53,974	11,505	—	3,252	3,030	492	—	72,253

     Operating revenues disclosed above include intersegment operating revenues of $9,840 for local telephone, $937 for cellular, $2 for Internet and $13,208 for interexchange. In accordance with SFAS No. 71, intercompany revenues between local telephone and non-local telephone operations are not eliminated above.

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2001, 2000 and 1999
(In Thousands, Except Per Share Amounts)

14. BUSINESS SEGMENTS (Continued)

     The following table illustrates selected financial data for each segment as of and for the year ended December 31, 1999:

	Local
	Telephone	Cellular	Directory	Internet	Interexchange	All Other	Eliminations	Total

Operating revenues	$142,255	$24,882	$16,896	$2,853	$5,946	$787	$(474)	$193,145
Depreciation and amortization	32,881	2,159	—	219	666	4,381	—	40,306
Operating income (loss)	10,491	6,801	9,293	(2,267)	(3,905)	(4,126)	—	16,287
Interest expense	(240)	(10)	—	—	—	(37,267)	—	(37,517)
Interest income	682	88	—	—	—	254	—	1,024
Income tax provision (benefit)	3,983	2,890	3,810	—	—	(10,984)	—	(301)
Net income (loss)	6,447	4,056	5,483	(2,267)	(3,905)	(30,515)	—	(20,701)
Total assets	745,002	115,074	31,089	5,250	32,592	8,704	—	937,711
Capital expenditures	44,310	10,962	—	—	19,520	—	—	74,792

     Operating revenues disclosed above include intersegment operating revenues of $3,177 for local telephone, $479 for cellular, and $853 for interexchange. In accordance with SFAS No. 71, intercompany revenues between local telephone and non-local telephone operations are not eliminated above.

15. RELATED PARTY TRANSACTIONS

     The Company has various intercompany transactions with the Parent and at December 31, 2001 and 2000, $2,475 and $1,516, respectively was due from the Parent.

     Fox Paine & Company, ACS Group’s majority stockholder, receives an annual management fee in the amount of 1% of the ACS Group’s net income before interest expense, interest income, income taxes, depreciation and amortization, and equity in loss of investments, calculated without regard to the fee. The management fee expense for 2001, 2000 and 1999 was $1,285, $1,169 and $610, respectively. The management fee payable at 2001 and 2000 was $1,303 and $1,145, respectively.

     In addition, in 1999, Fox Paine & Company received aggregate advisory fees in the amount of $14,200 upon consummation of the acquisitions of CenturyTel’s Alaska Properties and ATU and was reimbursed for pre-closing costs of $9,941.

     In connection with stock grants, the Company loaned officers of the Company $757 with an interest rate of the federal funds rate or 8%, whichever was greater. The loans were secured by shares of ACS Group’s common stock owned by the individual officers. At December 31, 1999 the balances of the officer loans were $794. These loans were repaid in their entirety on January 3, 2000.

     On April 17, 2001, the Company issued an interest bearing note receivable to an officer totaling $328. The note bears interest at the Mid-Term Applicable Federal Rate, which was 3.90% as of December 31, 2001, and is due on April 15, 2005. The note is secured by a pledge of 100 shares of the ACS Group’s common stock held in the officer’s name. The note balance, including accrued interest, was $339 as of December 31, 2001.

16. ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     Commencing January 1, 2001, The Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and its corresponding amendments under SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The accounting for changes in fair value of a derivative depends on the intended use of the derivative, and its designation as a hedge. Derivatives that are not hedges must be adjusted to fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in fair value of derivatives either offset the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or are recognized in other comprehensive income until the hedged transaction is recognized in earnings. The change in a derivative’s fair value related to the ineffective portion of a hedge, if any, is immediately recognized in earnings.

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2001, 2000 and 1999
(In Thousands, Except Per Share Amounts)

16. ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

     As a result of adopting SFAS No. 133, The Company recognized as an asset at January 1, 2001, a cumulative transition adjustment of $1,243 related to marking to fair value a designated cash flow hedge in the form of a variable to fixed interest rate swap. The cumulative unrealized gain from the transition adjustment was recorded as a credit to other comprehensive income within the Consolidated Statement of Stockholder’s Equity. As of December 31, 2001, the fair value of the swap has declined to a liability of $11,437, which is recorded in other deferred credits and long-term liabilities on the Company’s Consolidated Balance Sheets. The realized gains and losses of the swap and its associated hedged long-term debt are recorded net in interest expense on the Company’s Consolidated Statements of Operations. For the year ended December 31, 2001, realized changes in the fair value of the cash flow hedge amounted to a charge of $3,653, of which the ineffective portion was $247. Both the realized effective and ineffective components of the cash flow hedge were recorded as an increase to interest expense. Assuming a weighted average variable rate based on implied forward rates in the LIBOR yield curve as of December 31, 2001, $8,301 would be charged to earnings as interest expense as a result of projected realized changes in fair value of the cash flow hedge expected to occur in 2002. The swap agreement currently in place expires on June 24, 2004, including extension terms which the Company expects to be exercised based on current LIBOR rates.

     The Company maintains an interest rate risk management strategy as a condition of its bank credit agreement that uses derivatives to minimize significant, unanticipated earnings and cash flow fluctuations caused by interest rate volatility. The Company’s specific goals are (1) to manage interest rate sensitivity by modifying the repricing characteristics of certain of its debt and (2) to lower (where possible) the cost of borrowed funds. The Company does not enter into derivative financial instruments for speculative or trading purposes.

     By using derivative financial instruments to hedge exposure to changes in interest rates, the Company exposes itself to credit risk and market risk. The Company has minimized its credit risk by entering into a transaction with a high-quality counterparty and monitoring the financial condition of that counterparty. Market risk is managed through the setting and monitoring of parameters that limit the types and degree of market risks that are acceptable.

17. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair values of cash and short-term investments, accounts receivable and payable, and other short-term assets and liabilities approximate carrying values due to their short-term nature.

     The fair value for the Company’s senior subordinated notes was estimated based on quoted market prices. The fair value of the Company’s term loan facilities approximates carrying values due to the variable interest rate nature of the debt. The Company employs an interest rate swap agreement to manage interest rate exposure. Amounts payable or receivable under the agreement are recognized as adjustments to interest expense in the periods in which they accrue. The fair value of the Company’s interest rate swap agreement represents the estimated amount the Company would receive or pay to terminate the agreement, calculated based on the implied forward rates in the LIBOR yield curve at the end of the year.

     The following table summarizes the Company’s carrying values and fair values of the debt components of its financial instruments at December 31, 2001:

	Carrying	Fair
	Value	Value

Senior credit facility term debt — tranche A	$150,000	$150,000
Senior credit facility term debt — tranche B	150,000	150,000
Senior credit facility term debt — tranche C	135,000	135,000
9 3/8% senior subordinated notes due 2009	150,000	148,500
Interest Rate Swap Agreement	—	11,437
Capital leases and other long-term obligations	11,603	11,603

	$596,603	$606,540

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2001, 2000 and 1999
(In Thousands, Except Per Share Amounts)

17. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

     The following table summarizes the Company’s carrying values and fair values of the debt components of its financial instruments at December 31, 2000:

	Carrying	Fair
	Value	Value

Senior credit facility term debt — tranche A	$150,000	$150,000
Senior credit facility term debt — tranche B	150,000	150,000
Senior credit facility term debt — tranche C	135,000	135,000
9 3/8% senior subordinated notes due 2009	150,000	126,375
Interest Rate Swap Agreement	—	(1,243)
Capital leases and other long-term obligations	14,642	14,641

	$599,642	$574,773

18. COMMITMENTS AND CONTINGENCIES

     The Company is involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

     A class action lawsuit was filed against the Company on March 14, 2001. The litigation alleges various contract and tort claims concerning the Company’s decision to terminate its Infinite Minutes long distance plan. Although the Company believes this suit is without merit and intends to vigorously defend its position, it is impossible to determine at this time the actual number of plaintiffs or the claims that will actually continue to be in dispute.

     In December 2001, the Company entered into a material contract with the State of Alaska to provide it with comprehensive telecommunications services for a period of five years. This contract obligates the Company to, among other things, provide on the state’s behalf customer premise equipment and other capital assets which the Company believes will range between $25,000 and $30,000 over the term of the agreement, including $20,000 to $25,000 during 2002. The Company intends to fund this commitment with cash on hand and cash flow from operations.

     The Company has entered into an agreement with a third party to provide to that party a financing commitment for an amount ranging from $10,000 to $15,000, contingent upon the third party achieving certain objectives. Such financing would be provided in the form of an unsecured loan. The Company believes such financing may occur during 2002 and it intends to fund it with cash on hand and cash flow from operations.

19. CONSOLIDATED QUARTERLY OPERATING INFORMATION (UNAUDITED)

	Quarterly Financial Data

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2001
Operating revenues	$81,234	$81,743	$82,820	$85,882
Operating income	10,033	11,638	12,209	11,648
Net loss	(4,222)	(2,159)	(751)	(1,514)
2000
Operating revenues	$78,226	$80,728	$74,866	$79,173
Operating income	11,234	11,949	3,326	6,422
Net loss	(3,848)	(3,394)	(10,716)	(7,695)

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2001, 2000 and 1999
(In Thousands, Except Per Share Amounts)

19. CONSOLIDATED QUARTERLY OPERATING INFORMATION (UNAUDITED) (Continued)

	Quarterly Financial Data

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

1999
Operating revenues	$—	$38,282	$75,540	$79,323
Operating income	—	2,374	10,602	3,311
Net loss	—	(5,333)	(4,030)	(11,338)

     The Company had no operations prior to the acquisitions of CenturyTel Alaska properties and ATU on May 14, 1999. Fourth quarter operating income for 1999 included stock based compensation expense of $6,145.

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Schedule II- Valuation and Qualifying Accounts
(In Thousands)

	Balance at	Charged to	Charged to		Balance at
	Beginning	costs and	other		End
Description	of Period	expenses	accounts (1)	Deductions (2)	of Period

2001 Allowance for doubtful accounts	$9,831	$4,932	$1,576	$11,395	$4,944

2000 Allowance for doubtful accounts	$5,203	$7,839	$751	$3,962	$9,831

1999 Allowance for doubtful accounts	$—	$1,130	$4,798	$725	$5,203

(1)  Represents the allowance for doubtful accounts at the date of acquisition, and reserve for accounts receivable collected on the behalf of others.

(2)  Represents credit losses written off during the period, less collection of amounts previously written off.