Form 10-Q
period 2002-03-31
ALASKA COMMUNICATIONS SYSTEMS HOLDINGS INC
filed 2002-04-30
CIK 1089510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_______________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
(Exact name of registrant as specified in its charter)
____________________

Delaware	91-1921377
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

600 Telephone Avenue, Anchorage, Alaska 99503
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

Yes     ✓      No

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

DOCUMENTS INCORPORATED BY REFERENCE
None

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Consolidated Balance Sheets
(Unaudited, In Thousands Except Per Share Amounts)

	March 31,	December 31,
	2002	2001

Assets
Current assets:
Cash and cash equivalents	$54,034	$41,012
Restricted cash	6,963	6,932
Accounts receivable-trade, net of allowance of $6,002 and $4,944	46,315	46,912
Accounts receivable-affiliate	2,009	2,475
Materials and supplies	8,950	8,723
Prepayments and other current assets	5,574	6,032
Assets held for sale	699	—

Total current assets	124,544	112,086
Property, plant and equipment	1,038,166	1,036,829
Less: accumulated depreciation	566,493	557,849

Property, plant and equipment, net	471,673	478,980
Goodwill	247,330	250,495
Intangible assets	23,501	26,785
Debt issuance costs, net of amortization of $12,726 and $11,693	24,288	25,321
Deferred charges and other assets	10,617	9,875

Total assets	$901,953	$903,542

Liabilities and Stockholder’s Equity
Current liabilities:
Current portion of long-term obligations	$6,674	$5,107
Accounts payable-affiliates	1,648	1,303
Accounts payable, accrued and other current liabilities	64,402	62,765
Advance billings and customer deposits	9,199	9,190

Total current liabilities	81,923	78,365
Long-term obligations, net of current portion	588,949	591,496
Other deferred credits and long-term liabilities	26,073	25,003
Commitments and contingencies	—	—
Stockholder’s equity:
Common stock, $.01 par value; 1,000 shares authorized, and 1 share issued and outstanding	—	—
Contributed capital	287,242	287,242
Accumulated deficit	(71,308)	(64,735)
Accumulated other comprehensive loss	(10,926)	(13,829)

Total stockholder’s equity	205,008	208,678

Total liabilities and stockholder’s equity	$901,953	$903,542

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Consolidated Statements of Operations
(Unaudited, In Thousands Except Per Share Amounts)

	Three Months Ended
	March 31,

	2002	2001

Operating revenues:
Local telephone	$55,322	$54,697
Cellular	8,978	9,282
Directory	8,641	7,939
Internet	3,842	3,111
Interexchange	4,850	5,950

Total operating revenues	81,633	80,979
Operating expenses:
Local telephone	28,998	28,895
Cellular	5,665	5,578
Directory	3,426	3,499
Internet	5,128	3,743
Interexchange	6,615	9,544
Depreciation and amortization	19,259	19,410

Total operating expenses	69,091	70,669

Operating income	12,542	10,310
Other income (expense):
Interest expense	(12,743)	(15,358)
Interest income and other	500	1,086

Total other expense	(12,243)	(14,272)

Income (loss) before income taxes	299	(3,962)
Income tax benefit	—	50

Income (loss) from continuing operations	299	(3,912)
Loss from discontinued operations	(6,872)	(310)

Net loss	$(6,573)	$(4,222)

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Consolidated Statements of Cash Flows
(Unaudited, In Thousands)

	Three Months Ended
	March 31,

	2002	2001

Cash Flows from Operating Activities:
Net loss	$(6,573)	$(4,222)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on discontinued operations	6,872	310
Depreciation and amortization	19,259	19,410
Amortization of debt issuance costs	1,033	1,114
Investment tax credits	—	(50)
Capitalized interest	(349)	(396)
Other deferred credits	3,973	1,261
Changes in components of working capital:
Accounts receivable and other current assets	1,154	1,087
Accounts payable and other current liabilities	2,356	(170)
Other	(742)	(65)
Net cash used in discontinued operations	(384)	(173)

Net cash provided by operating activities	26,599	18,106
Cash Flows From Investing Activities:
Construction and capital expenditures, net of capitalized interest	(13,246)	(43,915)
Proceeds from liquidation of minority interest investment	—	1,370

Net cash used by investing activities	(13,246)	(42,545)
Cash Flows From Financing Activities:
Payments on long-term debt	(331)	(1,670)

Net cash used by financing activities	(331)	(1,670)
Increase (decrease) in cash	13,022	(26,109)
Cash and cash equivalents at beginning of the period	41,012	61,896

Cash and cash equivalents at the end of the period	$54,034	$35,787

Supplemental Cash Flow Data:
Interest paid	$9,805	$10,999
Income taxes paid	—	—
Supplemental Noncash Transactions:
Interest rate swap marked to market	$(2,903)	$2,909

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2002
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

     The financial statements for the Company represent the consolidated financial position, results of operations and cash flows principally of the following entities:

•	Alaska Communications Systems Holdings, Inc.

•	ACS of Alaska, Inc. (“ACSAK”)

•	ACS of the Northland, Inc. (“ACSN”)

•	ACS of Fairbanks, Inc. (“ACSF”)

•	ACS of Anchorage, Inc. (“ACSA”)

•	ACS Wireless, Inc. (“ACSW”)

•	ACS Long Distance, Inc. (“ACSLD”)

•	ACS Internet, Inc. (“ACSI”)

•	ACS InfoSource, Inc. (ACSIS”)

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. However, the Company believes the disclosures which are made are adequate to make the information presented not misleading. The consolidated financial statements and footnotes included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. Certain reclassifications have been made to the 2001 financial statements to make them conform to the current presentation.

     In the opinion of management, the financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented. The results of operations for the three months ended March 31, 2002 and 2001 are not necessarily indicative of the results of operations which might be expected for the entire year or any other interim periods.

2.	NEW ACCOUNTING STANDARDS

     On August 15, 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations, which is effective for the Company’s fiscal year beginning January 1, 2003. This statement requires, among other things, the accounting and reporting of legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal operation of a long-lived asset. The Company has not yet determined the impact of the adoption of this standard on its financial position, results of operations and cash flows.

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
Three Months Ended March 31, 2002
(Unaudited, In Thousands Except Per Share Amounts)

3.	GOODWILL AND OTHER INTANGIBLE ASSETS

     Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. In accordance with the guidelines of this accounting principle, goodwill and indefinite-lived intangible assets are no longer amortized but will be assessed for impairment on at least an annual basis. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment.

     Goodwill amortization, which was $7,741 for the year ended December 31, 2001, ceased effective January 1, 2002. The Company is currently in the process of performing the goodwill impairment test as required by SFAS No. 142. Additionally, pursuant to SFAS No. 142, the Company completed its reassessment of previously recognized intangible assets, and ceased amortization of indefinite-lived intangible assets.

     Provided below is a reconciliation of previously reported financial statement information to pro forma amounts that reflect the elimination of goodwill and indefinite-lived intangible amortization for the comparable quarter ended March 31, 2001 prior to adoption of SFAS No. 142:

	Three Months Ended
	March 31,

	2002	2001

Reported net loss	$(6,573)	$(4,222)
Add back: Goodwill amortization	—	1,931
Add back: Indefinite-lived intangible amortization	—	132

Adjusted net loss	$(6,573)	$(2,159)

     The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset as of March 31, 2002 based on the Company’s reassessment of previously recognized intangible assets and their remaining amortization lives in accordance with the adoption of SFAS No. 142:

	Gross
	Carrying	Accumulated
	Amount	Amortization

Amortizable intangible assets:
Customer list	$915	$(137)
Other intangible assets	2,723	(1,297)

Total amortizable intangible assets	$3,638	$(1,434)

Indefinite-lived intangible assets:
Cellular licenses	$18,194
PCS licenses	3,023
Domain names and trade names	80

Total indefinite-lived intangible assets	$21,297

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
Three Months Ended March 31, 2002
(Unaudited, In Thousands Except Per Share Amounts)

3.	GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

     The total intangible amortization expense for the three months ended March 31, 2002 and 2001 was $177 and $283, respectively. The estimated amortization expense for each of the next five years ending December 31, is as follows:

2002	$708
2003	$708
2004	$690
2005	$183
2006	$92

     In connection with the Company’s adoption of a plan to discontinue its wireless cable television service segment, the goodwill of that segment was considered impaired, and an impairment charge of $3,648 is included with the results of discontinued operations.

4.	DISCONTINUED OPERATIONS

     On March 30, 2002, the Company approved a plan to sell its wireless cable television service segment. Accordingly, the results of this business have been reclassified and reported as discontinued operations for all periods presented and the assets and liabilities of the disposal group have been written down as of March 30, 2002 to their fair value, net of expected selling expenses. The following discloses the results of the discontinued operations for the three months ended March 31, 2002 and 2001:

	Three Months Ended
	March 31,

	2002	2001

Operating revenue	$214	$255
Operating expenses	398	532

Operating loss	(184)	(277)
Interest expense	(28)	(33)

Loss from operations of discontinued segment	(212)	(310)
Write down of net assets to fair value	(6,660)	—

Loss from discontinued operations	$(6,872)	$(310)

     Assets held for sale at March 31, 2002 consist of the following:

Accounts receivable, net of allowance of $29	$95
Other current assets	18
Property, plant and equipment	425
Intangible assets	325
Current liabilities	(164)

Assets held for sale	$699

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
Three Months Ended March 31, 2002
(Unaudited, In Thousands Except Per Share Amounts)

5.	STOCK INCENTIVE PLANS

     The Company’s employees participate in various plans of ACS Group, which through its Compensation Committee of the Board of Directors, may grant stock options, stock appreciation rights and other awards to officers, employees and non-employee directors. At March 31, 2002, ACS Group has reserved a total of 6,060 shares of authorized common stock for issuance under the various plans. The plans terminate in approximately 10 years from the date of adoption and allow forfeited options to be reissued. Unless otherwise determined by the Compensation Committee, options will vest ratably on each of the first four anniversaries after the grant date and will have an exercise price equal to the fair market value of the common stock on the date of grant. The term of options granted under the plan may not exceed 10 years. On April 3, 2002, ACS Group merged the ALEC Holdings, Inc. 1999 Stock Incentive Plan into the Alaska Communications Systems Group, Inc. 1999 Stock Incentive Plan.

Alaska Communications Systems Group, Inc. 1999 Stock Incentive Plan

     ACS Group has reserved 4,910 shares under this plan, which was adopted in November 1999 in connection with its initial public offering. At March 31, 2002, 5,585 options have been granted, 1,522 have been forfeited, 439 have been exercised, and 848 shares are available for grant under the plan.

     On February 11, 2002, the Parent’s Board of Directors approved the grant of options to purchase 150 shares under the plan to an employee at an exercise price equal to the fair market value of the common stock on the date of grant, vesting over four years ratably.

Alaska Communications Systems Group, Inc. 1999 Non-Employee Director Stock Compensation Plan

     ACS Group adopted its non-employee director stock compensation plan in November 1999 in connection with its initial public offering. ACS Group has reserved 150 shares under this plan. At March 31, 2002, 58 shares have been awarded and 92 shares are available for grant under the plan. ACS Group’s directors are required to receive not less than 25% of their annual retainer and meeting fees in the form of ACS Group’s stock, and may elect to receive up to 100% of director’s compensation in the form of stock.

     On March 29, 2002, seven shares under the plan were awarded to ACS Group’s directors, of which five were elected to be deferred until termination of service by the directors.

Alaska Communications Systems Group, Inc. 1999 Employee Stock Purchase Plan

     This plan was also adopted in connection with ACS Group’s initial public offering in November 1999. At March 31, 2002, 218 shares have been issued under the plan and 782 shares are available for issuance and sale. The plan will terminate on December 31, 2009. All ACS Holdings employees and all of the employees of designated subsidiaries generally will be eligible to participate in the purchase plan, other than employees whose customary employment is 20 hours or less per week or is for not more than five months in a calendar year, or who are ineligible to participate due to restrictions under the Internal Revenue Code.

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
Three Months Ended March 31, 2002
(Unaudited, In Thousands Except Per Share Amounts)

6.	BUSINESS SEGMENTS

     The Company has five reportable segments: local telephone, cellular, directory, Internet and interexchange. Local telephone provides landline telecommunications services, and consists of local telephone service, network access and deregulated and other revenues; cellular provides wireless telecommunications service; directory provides yellow page advertising and other related products; Internet provides Internet service; and interexchange provides long distance and private network services. Each reportable segment is a strategic business under separate management and offering different services than those offered by the other segments. The Company also has a wireless cable television service segment that did not meet the criteria for a reportable segment and was previously included in “All Other” that is now reported as discontinued operations.

     The Company also incurs interest expense, interest income, equity in earnings of investments, goodwill amortization on the original May 14, 1999 purchases in 2001, and other operating and non operating income and expense at the corporate level which are not allocated to the business segments, nor are they evaluated by the chief operating decision maker in analyzing the performance of the business segments. These non operating income and expense items are provided in the accompanying table under the caption “All Other” in order to assist the users of these financial statements in reconciling the operating results and total assets of the business segments to the consolidated financial statements. Common use assets are held at either the Company and are allocated to the business segments based on operating revenues. Included in the caption “All Other” are also the net assets held for sale of $699 and other net liabilities of the discontinued operation that would not be sold of $3,946. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

     The following table illustrates selected financial data for each segment as of and for the three months ended March 31, 2002:

	Local
	Telephone	Cellular	Directory	Internet	Interexchange	All Other	Eliminations	Total

Operating revenues	$55,322	$8,987	$8,641	$3,842	$7,134	$4,841	$(7,134)	$81,633
Depreciation and amortization	13,681	1,365	1	1,253	574	2,385	—	19,259
Operating income (loss)	8,589	757	5,211	(3,864)	(279)	2,150	(22)	12,542
Interest expense	(433)	(1)	—	(7)	(75)	(12,227)	—	(12,743)
Interest income	1	—	—	—	—	563	—	564
Income tax provision (benefit)	2,689	294	2,142	—	—	(5,125)	—	—
Income (loss) from continuing operations	5,468	465	3,069	(3,871)	(354)	(4,456)	(22)	299
Total assets	687,390	107,147	55,336	5,122	28,961	17,997	—	901,953
Capital expenditures	5,970	955	198	3,126	—	2,997	—	13,246

     Operating revenues disclosed above include intersegment operating revenues of $5,376 for local telephone, $405 for cellular, $351 for directory and $3,198 for interexchange. In accordance with SFAS No. 71, intercompany revenues between local telephone and all other segments are not eliminated above.

     The following table illustrates selected financial data for each segment as of and for the three months ended March 31, 2001:

	Local
	Telephone	Cellular	Directory	Internet	Interexchange	All Other	Eliminations	Total

Operating revenues	$54,697	$9,289	$7,939	$3,111	$8,072	$4,128	$(6,257)	$80,979
Depreciation and amortization	13,047	1,399	—	620	584	3,760	—	19,410
Operating income (loss)	9,509	1,045	4,423	(2,366)	(2,219)	(52)	(30)	10,310
Interest expense	(483)	(3)	—	(34)	(75)	(14,763)	—	(15,358)
Interest income	4	12	—	—	—	1,036	—	1,052
Income tax provision (benefit)	3,675	439	1,818	—	—	(5,982)	—	(50)
Income (loss) from continuing operations	5,323	619	2,605	(2,396)	(2,295)	(7,738)	(30)	(3,912)
Total assets	629,544	102,161	37,124	36,635	73,700	25,293	—	904,457
Capital expenditures	11,749	387	—	11,127	19,504	1,148	—	43,915

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
Three Months Ended March 31, 2002
(Unaudited, In Thousands Except Per Share Amounts)

6.	BUSINESS SEGMENTS (Continued)

     Operating revenues disclosed above include intersegment operating revenues of $4,371 for local telephone, $228 for cellular, $250 for directory and $6,480 for interexchange. In accordance with SFAS No. 71, intercompany revenues between local telephone and all other segments are not eliminated above.

7.	RELATED PARTY TRANSACTIONS

     On April 17, 2001, the Company issued an interest bearing note receivable to an officer totaling $328. The note bears interest at the Mid-Term Applicable Federal Rate, which was 4.43% as of March 31, 2002, and is due on April 15, 2005. The note is secured by a pledge of 100 shares of the Company’s stock held in the officer’s name. In accordance with an addendum to the officer’s employment agreement dated May 3, 2001, the loan will be forgiven ratably over a 3 year period ending April 16, 2004. The note balance, including accrued interest, was $343 as of March 31, 2002.

     Fox Paine & Company, the majority stockholder of the Parent, receives an annual management fee in the amount of one percent of the Company’s net income before interest expense, interest income, income taxes, depreciation and amortization and equity in earnings (losses) of investments, calculated without regard to the fee. The management fee expense for the three months ended March 31, 2002 and 2001 was $345 and $282, respectively.

8.	SEVERANCE AND RESTRUCTURING CHARGES

     The Company recorded $3,019 related to severance and restructuring charges under several plans adopted during 2000. Employee force reductions resulting from these restructuring plans are expected to total approximately 200 by their completion and include employee groups located in Alaska within the local telephone, cellular and Internet operations. The Company expects these plans to be completed by September 30, 2002. The plans also called for the closure of a branch operation in Vancouver, Washington, which was completed during the second quarter of 2001. As of March 31, 2002, $2,278 has been paid under the plans and approximately 150 employees have been terminated.

9.	COMMITMENTS AND CONTINGENCIES

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

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
Three Months Ended March 31, 2002
(Unaudited, In Thousands Except Per Share Amounts)

9.	COMMITMENTS AND CONTINGENCIES (Continued)

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS AND ANALYSTS’ REPORTS

     This Form 10-Q and future filings by the Company on Forms 10-K, 10-Q and 8-K and future oral and written statements by the Company and its management may include, certain “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995, including (without limitation) statements with respect to anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, pricing plans, acquisition and divestitive opportunities, business prospects, strategic alternatives, business strategies, regulatory and competitive outlook, investment and expenditure plans, financing needs and availability, and other similar forecasts and statements of expectation. Words such as “aims,” “anticipates,” “believes,” “could,” “estimates,” “expects,” “hopes,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” and “will,” and variations of these words and similar expressions, are intended to identify these forward-looking statements. These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company’s historical experience and our present expectations or projections. Forward-looking statements by the Company and its management are based on estimates, projections, beliefs and assumptions of management and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information, or otherwise.

     Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of important factors. Examples of these factors include (without limitation) rapid technological developments and changes in the telecommunications industries; ongoing deregulation (and the resulting likelihood of significantly increased price and product/service competition) in the telecommunications industry as a result of the Telecommunications Act of 1996 (“the 1996 Act”) and other similar federal and state legislation and the federal and state rules and regulations enacted pursuant to that legislation; regulatory limitations on the Company’s ability to change its pricing for communications services; the possible future unavailability of SFAS No. 71 to the Company’s wireline subsidiaries; and possible changes in the demand for the Company’s products and services. In addition to these factors, actual future performance, outcomes and results may differ materially because of other, more general, factors including (without limitation) changes in general industry and market conditions and growth rates; changes in interest rates or other general national, regional or local economic conditions; governmental and public policy changes; changes in accounting policies or practices adopted voluntarily or as required by accounting principles generally accepted in the United States of America; and the continued availability of financing in the amounts, at the terms and on the conditions necessary to support the Company’s future business.

     Investors should also be aware that while the Company does, at various times, communicate with securities analysts, it is against the Company’s policy to disclose to them any material non-public information or other confidential information. Accordingly, investors should not assume that the Company agrees with any statement or report issued by an analyst irrespective of the content of the statement or report. To the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not the responsibility of the Company.

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

     Today, the Company generates revenue primarily through the provision of:

•	local telephone services, including:

•	basic local service to retail customers within the Company’s service areas,

•	wholesale service to competitive local exchange carriers (“CLECs”),

•	network access services to interexchange carriers for origination and termination of interstate and intrastate long distance phone calls,

•	enhanced services,

•	ancillary services, such as billing & collections (“B&C”), and

•	universal service payments;

•	cellular services;

•	directory advertising;

•	Internet services; and

•	interexchange network long-distance services.

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

     Changes in revenue are largely attributable to changes in the number of access lines, local service rates and minutes of use. Other factors can also impact revenue, including:

•	intrastate and interstate revenue pricing and settlement methodologies,

•	authorized rates of return for regulated services,

•	whether an access line is used by a business or residential subscriber,

•	whether an access line is used by a retail or wholesale subscriber,

•	intrastate and interstate calling patterns,

•	customers’ selection of various local rate plan options,

•	selection of enhanced calling services, such as voice mail, or other packaged products, such as cellular and Internet and

•	other subscriber usage characteristics.

     LECs have three basic tiers of customers:

•	business and residential customers located in their local service areas that pay for local phone service,

•	interexchange carriers that pay for access to long distance calling customers located within its local service areas and

•	CLEC’s that pay for wholesale access to the Company’s network in order to provide competitive local service on either a wholesale or unbundled network element (“UNE”) basis as prescribed under the 1996 Act.

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

     The Company’s local service rates for end users are authorized by the Regulatory Commission of Alaska (“RCA”). Authorized rates are set by the Federal Communications Commission (“FCC”) and the RCA for interstate and intrastate access charges, respectively, and may change from time to time.

     Cellular - The Company is the largest and only statewide provider of cellular services in Alaska, currently serving approximately 80,000 subscribers. Its cellular network covers over 470,000 residents, including all major population centers and highway corridors. The Company operates a TDMA digital network in substantially all of its service areas, and is in the process of upgrading this network to a new generation of digital network known as CDMA.

     Directory - The Company, through its subsidiary ACSIS, is the largest provider of published directory advertising in Alaska. The Company serves approximately 12,000 advertisers through eight regional directories tailored to serve the needs of each of its local exchange markets. The Company also provides an online directory product and other specialized advertising vehicles to its customers.

     Internet - The Company is the second largest provider of Internet access services in Alaska with over 47,000 customers. The Company offers dial-up and dedicated digital subscriber line, (“DSL”) Internet access to its customers.

     Interexchange - The Company provides long distance and other interexchange services to over 66,000 customers in Alaska. The traffic from these customers are carried over the Company’s own or leased facilities.

RESULTS OF OPERATIONS

     Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

     All amounts are discussed at the consolidated level after the elimination of intercompany revenue and expense.

     Operating Revenues

     Operating revenues increased $0.7 million, or 0.8%, for the three months ended March 31, 2002 compared to the three months ended March 31, 2001. Local telephone, Internet, and directory advertising, all increased compared to the corresponding period of 2001, while cellular and interexchange revenues decreased compared to the corresponding period of 2001.

     Local Telephone

     Local telephone revenues, which consist of local network service, network access revenue and deregulated and other revenues, increased $0.6 million, or 1.1%, for the three months ended March 31, 2002 compared to the same period in 2001. The following table summarizes the Company’s consolidated local telephone revenues by category.

	Three Months Ended
	March 31,

	2002	2001

	(In Thousands)
Local telephone revenue:
Local network service	$25,644	$23,263
Network access revenue	25,036	26,236
Deregulated and other revenue	4,642	5,198

Total local telephone revenue	$55,322	$54,697

     The following table summarizes the Company’s local telephone access lines.

	As of March 31,

	2002	2001

Retail access lines	252,417	273,911
Wholesale access lines	24,537	16,844
Unbundled network elements	53,704	41,520

Total local telephone access lines	330,658	332,275

     The local network service component of local telephone revenues was $25.6 million for the three months ended March 31, 2002 compared with $23.3 million for the three months ended March 31, 2001. Revenue increased $2.4 million or 10.2% from the prior year. Approximately $1.2 million of this increase was due to rate increases for both retail and UNE local service rates implemented during the fourth quarter of 2001 at ACSA, as discussed below. The Company also experienced increased cellular local access revenue and service order revenue compared to the prior year, which together accounted for approximately $0.6 million of the increase. Additionally, the Company has improved its collection practices over those in place during the first quarter of 2001, thereby reducing its recorded bad debt expense by $0.5 million.

     The Company believes it is earning less than its required rate of return for local network service in several of its markets and filed local service rate cases for all of its LEC businesses with the RCA on July 2, 2001 aimed at making up this deficiency. Subsequently, in October 2001, the Company filed for interim and refundable local service rates in its Anchorage market in order to expedite a partial recovery of the total revenue deficiency. On November 15, 2001 the RCA approved an interim and refundable rate increase for ACSA of 24% for certain services. This interim and refundable rate increase was implemented in November 2001 and is expected to generate approximately $4.0 to $5.0 million in annual revenue.

     The Company continued to experience loss of retail market share for local network service in its Anchorage and Fairbanks service areas during the quarter. Additionally, the Company saw competition commence in its Juneau market during the quarter. Generally, when the Company loses a retail local network service line to a competitor, it continues to provide the line to the competitor on a wholesale basis at reduced revenue per line. Management believes that the continuing loss of market share it has experienced in certain of its markets is partially attributable to below cost interconnection rates for UNEs currently in place. During the second quarter of 2001, the Company reopened interconnection proceedings for its Anchorage market and filed for an interim and refundable UNE rate increase of approximately $10 per month per loop. On October 25, 2001, the RCA granted ACSA an interim and refundable UNE rate increase of $1.07, increasing the UNE rates from $13.85 to $14.92. The interim and refundable rate increase was implemented in November 2001 and is expected to generate approximately $0.6 million to $0.7 million in annual revenue. The Company expects the RCA to hold hearings and adjudicate final Anchorage UNE rates during 2002.

     Network access revenues decreased by $1.2 million, or 4.6%, from $26.2 million in 2001 to $25.0 million in 2002. Network access revenues are based on a regulated return on rate base and recovery of allowable expenses associated with the origination and termination of toll calls for the Company’s retail and resale customers. The decrease in network access revenues from the corresponding period in 2001 is due primarily to a shift from retail and resale lines to UNEs. Management expects that network access revenues will decline as a component of local telephone revenues for the foreseeable future.

     Deregulated and other revenues, which declined $0.6 million, or 10.7% from 2001, consists principally of B&C services, space and power rents, deregulated equipment sales, paystation revenues, regulated directory listing revenue, and other miscellaneous telephone revenues. The decline in deregulated and other revenue was due primarily to a decline in customer premise equipment (“CPE”) sales of approximately $0.6 million. CPE sales tend to fluctuate significantly from quarter to quarter.

     Cellular

     Cellular revenues decreased $0.3 million, or 3.3%, to $9.0 million for the three months ended March 31, 2002 compared to $9.3 million for the three months ended March 31, 2001. This decline is due to a decrease in average revenue per unit, or ARPU, from $40.51 in 2001 to $37.47 in 2002, despite a growth in average subscribers of 4.6% from 76,368 in 2001 to 79,860 in 2002. The decrease in ARPU is the result of pricing programs implemented during 2001 that offer more minutes for a lower price than was offered in the previous year, lower equipment sales revenue due to fewer customers being activated for the three months ended March 31, 2002 as compared to the prior period, and lower roaming revenue.

     Directory

     Directory revenues increased by $0.7 million, or 8.8%, from $7.9 million in 2001 to $8.6 million in 2002. This growth reflects improved penetration and revenue per advertiser for the current directory phone book cycles compared with 2001. Management expects the growth in directory revenues to slow as other advertising vehicles, such as the Internet, television and radio, compete for this business and the market matures.

     Internet

     Internet revenues increased from $3.1 million in 2001 to $3.8 million in 2002 — an increase of $0.7 million, or 23.5%. This increase is primarily due to a growth in DSL subscribers of 96.1% from 4,329 in 2001 to 8,488 in 2002, and the revenues of MosquitoNet, an Internet Service Provider which was acquired on July 6, 2001.

     On December 10, 2001, the Company entered into a five year contract with the State of Alaska to provide a broad range of telecommunications services, many of which will be provided over an IP network or supported by a service center owned and operated by ACSI. Services under this contract will be implemented beginning in the early summer of 2002. Accordingly, the Company anticipates revenues for this segment will increase in future periods. The Company anticipates substantial capital investments will be made over the life of the contract to support the telecommunications needs of this customer.

     Interexchange

     Interexchange revenues decreased from $5.9 million in 2001 to $4.8 million in 2002 — a decrease of $1.1 million, or 18.5%. The decrease was due to a decline in long distance minutes of use from 68.8 million in 2001 to 37.9 million in 2002, despite 1.8% growth in long distance subscribers from 65,372 in 2001 to 66,521 in 2002. The decline in minutes of use was due to the Company’s decision to terminate an unlimited $20 per month interstate calling plan, which was marketed as Infinite Minutes, in May of 2001.

     Operating Expenses

     Operating expenses decreased $1.6 million, or 2.2%, from $70.7 million for the three months ended March 31, 2001 to $69.1 million for the three months ended March 31, 2002. Operating expenses decreased as a percentage of operating revenues from 87.3% in 2001 to 84.6% in 2002.

     Local Telephone

     The components of local telephone expense are plant specific operations, plant non-specific operations, customer operations, corporate operations and property and other operating tax expense. Depreciation and amortization associated with the operation of the local telephone segment is included in total depreciation and amortization. Local telephone expense increased from $28.9 million for the three months ended March 31, 2001 to $29.0 million for the three months ended March 31, 2002. As a percentage of local telephone revenue, local telephone expense decreased from 52.8% for 2001 to 52.4% for 2002.

     Cellular

     Cellular expense increased $0.1 million, or 1.6%, for the three months ended March 31, 2002 compared to the three months ended March 31, 2001. Cellular expense increased from 60.1% of cellular revenues for 2001 to 63.1% of cellular revenues for 2002. Although expenses increased nominally, the lower revenue for the three months ended March 31, 2002 as compared to the prior period resulted in the increase of expense as a percentage of revenue.

     Directory

     Directory expenses decreased $0.1 million from $3.5 million in 2001 to $3.4 million in 2002. As a percent of directory revenue, expenses were 44.1% for 2001 compared to 39.6% for 2002. This margin improvement is due to stable fixed costs combined with increasing directory revenue.

     Internet

     Internet expenses increased by $1.4 million, or 37.0% from $3.7 million in 2001 to $5.1 million in 2002. The increase in Internet expenses was due principally to start-up expenses associated with commencing services under the State of Alaska telecommunications contract. The acquisition in July 2001 of MosquitoNet also contributed to the increase in Internet expense. On December 10, 2001, the Company entered into a five year contract with the State of Alaska to provide a broad range of telecommunications services, many of which will be provided over an IP network or supported by a service center owned and operated by ACSI. Accordingly, the Company anticipates expenses for this segment will increase in future periods.

     Interexchange

     Interexchange expenses decreased by $2.9 million, or 30.7%, and decreased as a percentage of revenue from 160.4% in 2001 to 136.4% in 2002. The majority of this decrease was the result of the decline in long distance minutes of use as discussed under interexchange service revenues.

     Depreciation and Amortization

     Depreciation and amortization expense decreased $0.1 million, or 0.8%, due principally to ceasing goodwill amortization with the adoption of SFAS No. 142, Goodwill and Intangible Assets on January 1, 2002 offset by increases in plant in service for the three months ended March 31, 2002 over the corresponding period of 2001. Depreciation and amortization expense in 2001 included $1.9 million of goodwill amortization. Under SFAS No. 142, goodwill is no longer amortized is instead subjected to an annual impairment test, the effect of which the Company is currently evaluating.

     Interest Expense and Interest Income and Other

     Interest expense decreased $2.6 million, or 17.0%, for the three months ended March 31, 2002 compared to the three months ended March 31, 2001, principally as a result of market effects on the Company’s variable interest rate debt. Interest income and other also declined by $0.6 million, or 54.0%, as a result of a lower average invested cash balance and lower market interest rates during 2002 compared to 2001.

     Income Taxes

     The Company has fully reserved the income tax benefit of $25.2 million resulting from the consolidated losses it has incurred since May 14, 1999 — the date of the acquisition of substantially all of its operations.

     Discontinued Operations

     On March 30, 2002, the Company’s management approved a plan to offer for sale its wireless cable television service segment. As a result of this decision, the operating revenue and expense of this segment has been classified as discontinued operations under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, for both periods presented and the assets and liabilities of the disposal group have been written down as of March 30, 2002 to their fair value, net of expected selling expenses, resulting in a charge to discontinued operations of $6.9 million and $0.3 million for the periods ended March 31, 2002 and 2001, respectively. The Company has fully reserved in the form of a valuation allowance the $2.7 million income tax benefit of this discontinuance.

     Net Loss

     The increase in net loss is primarily a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has satisfied its operational and capital cash requirements primarily through internally generated funds, the sale of stock and debt financing. For the three months ended March 31, 2002 the Company’s cash flows from operating activities were $26.6 million. At March 31, 2002, the Company had approximately $42.6 million in net working capital, with approximately $54.0 million in unrestricted cash and cash equivalents and $7.0 million of restricted cash. As of March 31, 2002 the Company had $75.0 million of remaining capacity under its revolving credit facility, representing 100% of available capacity.

     The Company has a $435.0 million bank credit agreement (“Senior Credit Facility”), and $150.0 million in 9.375% senior subordinated notes due 2009, representing substantially all of the Company’s long-term debt of $595.6 million as of March 31, 2002. In addition, $17.3 million in senior discount debentures are recorded at ACS Group and are collateralized by substantially all assets of the Company. Interest on ACS Group’s senior discount debentures and ACS Holdings’ senior subordinated notes are payable semiannually. Interest on borrowings under the Senior Credit Facility is payable monthly, quarterly or semi-annually at the Company’s option. The Senior Credit Facility requires 1% annual principal payments commencing on May 14, 2002, with balloon payments in each of 2006, 2007, and 2008. The Senior Credit Facility contains a number of restrictive covenants and events of default, including covenants limiting capital expenditures, incurrence of debt, and the payment of dividends, and requires the Company to achieve certain financial ratios.

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

     The local telephone network requires the timely maintenance of plant and infrastructure The Company’s historical capital expenditures have been significant. The construction and geographic expansion of the Company’s cellular network has required significant capital. The implementation of the Company’s interexchange network and data services strategy is also capital intensive. In 1999, the Company purchased fiber capacity for $19.5 million, which was funded with monies borrowed to finance the 1999 acquisitions. Capital expenditures for 2000 were $72.3 million, including $3.2 million in capital leases. Capital expenditures for 2001 were $87.6 million, including $19.5 million for additional fiber capacity and $15 million for an IP based network and service center. The Company anticipates capital spending for 2002 of approximately $85 million, including approximately $20 to $25 million necessary to meet its obligations under a material contract with the State of Alaska and approximately $7 million for the first phase of its buildout of PCS licenses. The Company intends to fund its future capital expenditures with cash on hand, through internally generated cash flows, and if necessary, through borrowings under the revolving credit facility.

     The Company’s capital requirements may change, however, due to, among other things: the Company’s decision to pursue specific acquisition opportunities, changes in technology, the effects of competition or changes in the Company’s business strategy. The Company’s ability to satisfy its capital requirements will be dependent upon its future financial performance, which is, in turn, subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company’s control.

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

     The Company believes that it will have sufficient working capital provided by operations and available borrowing capacity under the existing revolving credit facility to service its debt and fund its operations, capital expenditures and other obligations over the next 12 months. The Company’s ability to satisfy its capital requirements will be dependent upon its future financial performance, which is, in turn, subject to future economic conditions and to financial, business, regulatory and other factors, many of which are beyond the Company’s control.

CRITICAL ACCOUNTING POLICIES AND ACCOUNTING ESTIMATES

     Management is responsible for the financial statements presented elsewhere in this 10-Q and has evaluated the accounting policies used in their preparation. Management believes these policies to be reasonable and appropriate. The Company’s significant accounting policies are described in Note 1 in the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. The following discussion identifies those accounting policies that management believes are critical in the preparation of the Company’s financial statements, the judgements and uncertainties affecting the application of those policies, and the possibility that materially different amounts would be reported under different conditions or using different assumptions.

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

     Access revenues are recognized when earned. The Company participates in toll revenue pools with other telephone companies. Such pools are funded by toll revenue and/or access charges regulated by the RCA within the intrastate jurisdiction and the FCC within the interstate jurisdiction. Much of the interstate access service revenue is initially recorded based on estimates. These estimates are derived from interim financial statements, available separations studies and the most recent information available about achieved rates of return. These estimates are subject to adjustment in future accounting periods as refined operational information becomes available. To the extent that disputes arise over revenue settlements, the Company’s policy is to defer revenue collected until settlement methodologies are resolved and finalized. At March 31, 2002, the Company had recorded liabilities of $35.4 million related to potentially refundable access revenue, of which $18.7 million relates to a pending complaint of alleged over-earnings.

     The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred taxes reflect the temporary differences between the financial and tax bases of assets and liabilities using the enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent that it is more likely than not that such deferred tax assets will not be realized. The cumulative valuation allowance against deferred tax assets was $25.2 million as of March 31, 2002.

     The local telephone exchange operations of the Company account for costs in accordance with the accounting principles for regulated enterprises prescribed by SFAS No. 71, Accounting for the Effects of Certain Types of Regulation. This accounting recognizes the economic effects of rate regulation by recording cost and a return on investment as such amounts are recovered through rates authorized by regulatory authorities. Accordingly, under SFAS No. 71, plant and equipment is depreciated over lives approved by regulators and certain costs and obligations are deferred based upon approvals received from regulators to permit recovery of such amounts in future years. Depreciable lives of plant and equipment approximate their estimated economic lives. Unregulated revenues and costs incurred by the local telephone exchange operations and non-regulated operations of the Company are not accounted for under SFAS No. 71 principles. Management believes that the effect of adopting SFAS No. 101 , Regulated Enterprises — Accounting for the Discontinuation of Application of FASB Statement No. 71, would not be material to the Company’s financial position, results of operations or cash flows.

OUTLOOK

     The Company expects the demand for telecommunications services in Alaska to grow, particularly as a result of:

•	continuing growth in demand for core telephone services and enhanced service offerings,

•	increased line demand from expected growth in the Alaskan economy and population growth in the Company’s service areas,

•	increasing demand for private network services by government and business on a statewide basis on either a circuit switched or IP basis,

•	increasing demand for wireless voice and data services, and

•	growth in demand for DSL and Internet access services due to higher business and consumer bandwidth needs for Internet and data services.

     The Company believes that it will be able to capitalize on this demand through its diverse service offerings on its owned circuit switched and IP facilities and new sales and marketing initiatives directed toward basic voice, enhanced and data services.

     There are currently a number of regulatory proceedings underway at the state and federal levels that could have a significant impact on the Company’s operations. The Company cannot predict with certainty the impact of current or future regulatory developments on any of its businesses.

     The telecommunications industry is extremely competitive, and the Company expects competition to intensify in the future. As an ILEC, the Company faces competition mainly from resellers, local providers who lease its UNEs and, to a lesser degree, from facilities-based providers of local telephone services. In addition, as a result of the RCA’s recent affirmation of the APUC’s termination of the Company’s rural exemptions, the Company may be required to provide interconnection elements and/or wholesale discounted services to competitors in all or some of its rural service areas. Moreover, while cellular telephone services have historically complemented traditional LEC services, the Company anticipates that existing and emerging wireless technologies may increasingly compete with LEC services. In cellular services, the Company currently competes with at least one other cellular provider in each of its cellular service areas. In long distance, the Company currently has less than 10% of total long distance revenues in Alaska and faces competition from the two major long distance providers in Alaska. In the highly competitive business for Internet access services, the Company currently competes with a number of established online service companies, interexchange carriers and cable companies.

     The telecommunications industry is subject to continuous technological change. The Company expects that new technological developments in the future will generally serve to enhance its ability to provide service to its customers. However, these developments may also increase competition or require the Company to make significant capital investments to maintain its leadership position in Alaska.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has issued senior discount debentures, senior subordinated notes and has entered into a bank credit facility. These on-balance sheet financial instruments, to the extent they provide for variable rates of interest, expose the Company to interest rate risk, with the primary interest rate risk exposure resulting from changes in LIBOR or the prime rate, which are used to determine the interest rates that are applicable to borrowings under the Company’s bank credit facilities. The Company uses derivative financial instruments, in particular an interest rate swap agreement, to partially hedge variable interest transactions. The Company’s derivative financial instrument transaction has been entered into for hedging purposes. The terms and characteristics of the derivative financial instruments are matched with the underlying on-balance sheet instrument or anticipated transactions and do not constitute speculative or leveraged positions independent of these exposures. There have been no material changes to the Company’s outstanding debt instruments since December 31, 2001.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     As previously reported, the Company filed a formal appeal of the RCA’s order terminating the rural exemption for Fairbanks, Juneau and the rural communities in the Glacier State study area on November 10, 1999. This matter is currently pending in the Alaska Supreme Court. The Company filed its initial Alaska Supreme Court brief on April 18, 2002 and intends to vigorously pursue the matter.

     General Communication, Inc. (“GCI”), requested a new interconnection agreement for the rural communities in ACSN’s Glacier State study area on November 29, 2001. GCI sought RCA mediation of the matter on March 1, 2002, and, by letter dated March 21, 2002, the Company responded that it already had an interconnection agreement with GCI for this area and, therefore, had satisfied its obligations for the term of its existing agreement. GCI filed a motion for declaratory and injunctive relief with the RCA on April 3, 2002 seeking to force the Company to arbitrate the matter, and subsequently filed a petition for arbitration with the RCA on April 19, 2002. On April 5, 2002, the Company filed a complaint seeking a declaratory ruling from the federal district court in Alaska that it had satisfied its statutory obligation to arbitrate an interconnection agreement for this area for the remainder of the term of the existing agreement. The Company intends to pursue its legal rights but cannot, at this time, predict the outcome of this dispute.

     The Company did complete Phase I (revenue requirements) of its rate cases for all its local exchange companies with a hearing in March 2002 and is awaiting an order from the state commission establishing its revenue requirements before commencing Phase II (cost of service and rate design) proceedings. The Company intends to vigorously pursue these matters in the coming months.

     The Company also previously reported that on February 7, 2001, it filed an appeal in the United States Court of Appeals for the District of Columbia Circuit of a January 24, 2001 FCC Order to pay $2.7 million plus interest to GCI for excess interstate access charges. On April 4, 2001, the FCC released an order granting the Company’s request for a stay of the payment and allowed the Company to place the funds in question, already fully reserved, in escrow pending the outcome of the appeal. On March 4, 2002, the District of Columbia Circuit Court of Appeals heard oral argument in the matter and the parties are waiting for a decision.

     The Company petitioned to intervene in a District of Columbia Circuit Court of Appeals case brought by AT&T Corporation against the FCC. AT&T challenged the FCC’s Streamlined Tariff Order which provides for tariff filings to be deemed lawful. The Company supports the FCC’s order. Intervention was granted by the court on April 1, 2002.

     On May 14, 2001, the Company was served with a class action lawsuit concerning its interstate Infinite Minutes long distance plan. The court certified the class on March 19, 2002 and denied reconsideration of that decision on April 22, 2002. It is impossible to determine at this time the actual number of plaintiffs or the claims that will actually continue to be in dispute. The Company believes this suit is without merit and intends to vigorously defend its position.

     The Company is involved in various other claims, legal actions and regulatory proceedings arising in the ordinary course of business. The Company believes that the disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits:

10.5	Employment Agreement, dated as of May 3, 2001 by and among Alaska Communications Systems Group, Inc. and Charles E. Robinson
10.6	Employment Agreement, dated as of May 3, 2001 by and among Alaska Communications Systems Group, Inc. and Wesley E. Carson

     (b)  Reports on Form 8-K:

     No reports on Form 8-K were filed during the quarter ended March 31, 2002.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 30, 2002	ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC

/s/ Kevin P. Hemenway

Kevin P. Hemenway
Senior Vice President and Chief Financial Officer
(Signing both in his capacity as Senior Vice President on behalf of the Registrant and as Principal Accounting Officer of the Registrant)