Form 10-Q
period 2002-06-30
ALASKA COMMUNICATIONS SYSTEMS HOLDINGS INC
filed 2002-07-31
CIK 1089510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

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

Yes [X]       No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

DOCUMENTS INCORPORATED BY REFERENCE
None

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Consolidated Balance Sheets
(Unaudited, In Thousands Except Per Share Amounts)

	June 30,	December 31,
	2002	2001

Assets
Current assets:
Cash and cash equivalents	$28,594	$41,012
Restricted cash	7,104	6,932
Accounts receivable-trade, net of allowance of $4,613 and $4,944	48,123	46,912
Accounts receivable-affiliates	2,918	2,475
Materials and supplies	9,499	8,723
Prepayments and other current assets	11,139	6,032
Assets held for sale	277	—

Total current assets	107,654	112,086
Property, plant and equipment	1,065,161	1,036,829
Less: accumulated depreciation	591,807	557,849

Property, plant and equipment, net	473,354	478,980
Goodwill	141,980	250,495
Intangible assets	23,323	26,785
Debt issuance costs, net of amortization of $14,228 and $12,126	23,243	25,321
Deferred charges and other assets	9,482	9,875

Total assets	$779,036	$903,542

Liabilities and Stockholder’s Equity

Current liabilities:
Current portion of long-term obligations	$5,827	$5,107
Accounts payable-affiliates	659	1,303
Accounts payable, accrued and other current liabilities	53,375	62,765
Advance billings and customer deposits	9,278	9,190

Total current liabilities	69,139	78,365
Long-term obligations, net of current portion	585,799	591,496
Other deferred credits and long-term liabilities	23,689	25,003
Commitments and contingencies	—	—
Stockholder’s equity:
Common stock, $.01 par value; 1,000 shares authorized, 1 share issued and outstanding	—	—
Paid in capital in excess of par value	287,242	287,242
Accumulated deficit	(172,427)	(64,735)
Accumulated other comprehensive loss	(14,406)	(13,829)

Total stockholder’s equity	100,409	208,678

Total liabilities and stockholder’s equity	$779,036	$903,542

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Consolidated Statements of Operations
(Unaudited, In Thousands Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Operating revenues:
Local telephone	$63,991	$54,461	$119,313	$109,158
Cellular	10,771	10,411	19,749	19,693
Directory	8,381	8,213	17,022	16,152
Internet	4,551	3,203	8,393	6,314
Interexchange	4,820	5,212	9,670	11,162

Total operating revenues	92,514	81,500	174,147	162,479

Operating expenses:
Local telephone	32,571	30,428	61,569	59,323
Cellular	6,678	5,972	12,343	11,550
Directory	3,532	3,363	6,958	6,862
Internet	7,317	3,266	12,445	7,009
Interexchange	6,997	6,821	13,612	16,365
Depreciation and amortization	19,973	19,554	39,232	38,964

Total operating expenses	77,068	69,404	146,159	140,073

Operating income	15,446	12,096	27,988	22,406

Other income (expense):
Interest expense	(10,975)	(14,552)	(23,718)	(29,910)
Interest income and other	275	739	775	1,825

Total other expense	(10,700)	(13,813)	(22,943)	(28,085)

Income (loss) before income taxes	4,746	(1,717)	5,045	(5,679)
Income tax benefit	—	49	—	99

Income (loss) from continuing operations	4,746	(1,668)	5,045	(5,580)
Loss from discontinued operations, net of tax	(515)	(491)	(7,387)	(801)

Income (loss) before cumulative effect of change in accounting principle	4,231	(2,159)	(2,342)	(6,381)
Cumulative effect of change in accounting principle, net of tax	—	—	(105,350)	—

Net income (loss)	$4,231	$(2,159)	$(107,692)	$(6,381)

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Consolidated Statements of Cash Flows
(Unaudited, In Thousands)

	Six Months Ended
	March 31,

	2002	2001

Cash Flows from Operating Activities:
Net loss	$(107,692)	$(6,381)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on discontinued operations	7,387	801
Cumulative effect of change in accounting principle	105,350	—
Depreciation and amortization	39,232	38,964
Amortization of debt issuance costs	2,078	2,199
Investment tax credits	—	(98)
Capitalized interest	(767)	(752)
Other deferred credits	(1,891)	8,241
Changes in components of working capital:
Accounts receivable and other current assets	(7,664)	837
Accounts payable and other current liabilities	(9,730)	(9,613)
Other	371	(62)
Net cash used in discontinued operations	(477)	(527)

Net cash provided by operating activities	26,197	33,609
Cash Flows from Investing Activities:
Construction and capital expenditures, net of capitalized interest	(31,975)	(56,167)
Proceeds from liquidation of minority interest investment	—	1,370
Issuance of note receivable from officer	—	(331)

Net cash used by investing activities	(31,975)	(55,128)
Cash Flows from Financing Activities:
Payments on long-term debt	(6,640)	(2,431)

Net cash used by financing activities	(6,640)	(2,431)
Decrease in cash	(12,418)	(23,950)
Cash and cash equivalents at beginning of the period	41,012	61,896

Cash and cash equivalents at the end of the period	$28,594	$37,946

Supplemental Cash Flow Data:
Interest paid	$24,914	$28,189
Income taxes paid	—	—
Supplemental Noncash Transactions:
Property acquired under capital lease	$2,306	$—
Interest rate swap marked to market	$577	$4,616

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

     In the opinion of management, the financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented. The results of operations for the three and six months ended June 30, 2002 and 2001 are not necessarily indicative of the results of operations which might be expected for the entire year or any other interim periods.

Revenue Recognition

     Access revenues are recognized when earned. The Company participates in toll revenue pools with other telephone companies. Such pools are funded by toll revenue and/or access charges regulated by the Regulatory Commission of Alaska (“RCA”) within the intrastate jurisdiction and the Federal Communications Commission (“FCC”) within the interstate jurisdiction. Much of the interstate access service revenue is initially recorded based on estimates. These estimates are derived from interim financial statements, available separations studies and the most recent information available about achieved rates of return. These estimates are subject to adjustment in future accounting periods, as additional operational information becomes available. To the extent that disputes arise over revenue settlements, the Company’s policy is to defer revenue collected until settlement methodologies are resolved and finalized. During the second quarter of 2002, the Company recognized as revenue $11,066 of previously deferred interstate access revenue and reversed $1,673 of interest expense previously accrued thereon as a result of a favorable ruling by the District of Columbia Court of Appeals related to a dispute on interstate access rates for the Anchorage market.

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)

1. DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Regulatory Accounting and Regulation

     The local telephone exchange operations of the Company account for costs in accordance with the accounting principles for regulated enterprises prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 71, Accounting for the Effects of Certain Types of Regulation. This accounting recognizes the economic effects of rate regulation by recording cost and a return on investment as such amounts are recovered through rates authorized by regulatory authorities. Accordingly, under SFAS No. 71, plant and equipment is depreciated over lives approved by regulators and certain costs and obligations are deferred based upon approvals received from regulators to permit recovery of such amounts in future years. Historically, lives approved for regulatory purposes have approximated economically useful lives. On July 21, 2002, the Company received an order from the RCA which appears to extend lives approved for rate-making purposes beyond the economically useful lives of the underlying assets. Management is evaluating the effects of this order on the financial statements of the Company. During the quarter ended June 30, 2002, the Company revised its estimate of the allowable regulatory asset related to deferred rate case costs based on a regulatory order and, as a result, recorded expense of $875. As of June 30, 2002 the Company has deferred as a regulatory asset $894 of costs incurred in connection with regulatory rate making proceedings, which will be amortized in future periods. If the Company were not following SFAS 71, these costs would have been charged to expense as incurred.

Comprehensive loss

     Comprehensive loss for the six months ended June 30, 2002 and 2001 was $108,269 and $10,997, respectively. The difference between net loss and comprehensive loss resulted from the adoption of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The accumulated other comprehensive loss of $14,406 at June 30, 2002 consists of $2,392 of minimum pension liability adjustment and $12,014 of interest rate swap mark to market. The accumulated other comprehensive loss of $13,829 at December 31, 2001 consists of $2,392 of minimum pension liability adjustment and $11,437 of interest rate swap mark to market.

2. NEW ACCOUNTING STANDARDS

     On August 15, 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, Accounting for Asset Retirement Obligations, which is effective for the Company’s fiscal year beginning January 1, 2003. This statement requires, among other things, the accounting and reporting of legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal operation of a long-lived asset. The Company has not yet determined the impact of the adoption of this standard on its financial position, results of operations and cash flows.

     Effective January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses accounting and reporting of all long-lived assets, except goodwill, that are either held and used or disposed of through sale or other means (see Note 4).

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)

2. NEW ACCOUNTING STANDARDS (Continued)

     In April 2002, FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 will generally require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. Accordingly, gains or losses from extinguishments of debt for fiscal years beginning after May 15, 2002 will not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the provisions of APB Opinion No. 30. Upon adoption, any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods presented that does not meet the criteria of APB Opinion No. 30 for such classification will be reclassified to conform with the provisions of SFAS No. 145. Earlier application of the provisions of SFAS No. 145 related to the rescission of SFAS No. 4 is encouraged. SFAS No. 145 does not have any impact on the Company’s results of operations for the current periods reported.

     On July 30, 2002, FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires companies recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not believe the adoption of this statement will have a material impact on its financial position, results of operations, or cash flows.

3. GOODWILL AND OTHER INTANGIBLE ASSETS

     Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. In accordance with the guidelines of this accounting principle, goodwill and indefinite-lived intangible assets are no longer amortized but will be assessed for impairment on at least an annual basis. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment.

     Goodwill amortization, which was $7,741 for the year ended December 31, 2001, ceased effective January 1, 2002. In the first quarter of 2002, pursuant to SFAS No. 142, the Company completed its reassessment of previously recognized intangible assets, and ceased amortization of indefinite-lived intangible assets.

     SFAS No. 142 requires that goodwill be tested for impairment at the reporting unit level upon adoption and at least annually thereafter, utilizing a two-step methodology. The initial step requires the Company to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such unit. If the fair value exceeds the carrying value, no impairment loss would be recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of the unit may be impaired. The amount, if any, of the impairment is then measured in the second step.

     The Company has determined that its business segments constitute reporting units, with the exception of the Internet segment, which includes two reporting units. Those reporting units are (1) Internet service and (2) IP based private network service. The Company completed the initial step of impairment testing during the second quarter which indicated that goodwill recorded in the local telephone, Internet, and interexchange segments was impaired as of January 1, 2002. Due to the potential impairment, the Company then completed the second step of the test to measure the amount of the impairment. The Company determined the fair value of each reporting unit for purposes of this test primarily by using a discounted cash flow valuation technique. Significant estimates used in the valuation include estimates of future cash flows, both future short-term and long-term growth rates, and estimated cost of capital for purposes of arriving at a discount factor. Based on that analysis, a transitional impairment loss of $105,350 was recognized as the cumulative effect of a change in accounting principle in the consolidated statement of operations. On an ongoing basis, the Company expects to perform its annual impairment test as of September 30, absent any impairment indicators.

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)

3. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

     In connection with the Company’s adoption of a plan to discontinue its wireless cable television service segment during the first quarter of 2002, the goodwill of that segment was considered impaired, and an impairment charge of $3,165 is included with the results of discontinued operations.

     The changes in the carrying value of goodwill by segment for the six months ended June 30, 2002 are as follows:

	Local
	Telephone	Cellular	Directory	Internet	Interexchange	All Other	Total

Balance, December 31, 2001	$191,351	$8,851	$38,831	$8,146	$151	$3,165	$250,495
Impairment losses included in discontinued operations	—	—	—	—	—	(3,165)	(3,165)
Impairment losses	(97,053)	—	—	(8,146)	(151)	—	(105,350)

Balance, June 30, 2002	$94,298	$8,851	$38,831	$—	$—	$—	$141,980

     Provided below is a reconciliation of previously reported financial statement information to pro forma amounts that reflect the elimination of goodwill and indefinite-lived intangible amortization for the comparable six months ended June 30, 2001 prior to adoption of SFAS No. 142:

	Six Months Ended June 30,

	2002	2001

Reported net loss	$(107,692)	$(6,381)
Add back:
Goodwill amortization	—	3,863
Indefinite-lived intangible amortization	—	264
Cumulative effect of change in accounting principle	105,350	—

Adjusted net loss	$(2,342)	$(2,254)

     The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset as of June 30, 2002 based on the Company’s reassessment of previously recognized intangible assets and their remaining amortization lives in accordance with the adoption of SFAS No. 142:

	Gross Carrying	Accumulated	Amortizable
	Amount	Amortization	Life

Amortizable intangible assets:
Customer list	$915	$(183)	5
Other intangible assets	2,625	(1,331)	5

Total amortizable intangible assets	$3,540	$(1,514)

Indefinite-lived intangible assets:
Cellular licenses	$18,194
PCS licenses	3,023
Domain names and trade names	80

Total indefinite-lived intangible assets	$21,297

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)

3. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

     The total intangible amortization expense for the six months ended June 30, 2002 and 2001 was $354 and $566, respectively. The estimated amortization expense for each of the next five years ending December 31, is as follows:

2002	$708
2003	$708
2004	$690
2005	$183
2006	$92

4. DISCONTINUED OPERATIONS

     On March 30, 2002, the Company approved a plan to sell its wireless cable television service segment. As a result of this decision, the operating revenue and expense of this segment has been classified as discontinued operations under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, for both periods presented and the assets and liabilities of the disposal group have been written down as of March 30, 2002 to their fair value, net of expected selling expenses. During the second quarter, the Company revised its initial fair value estimate, writing down the net assets by an additional $400. The following discloses the results of the discontinued operations for the six months ended June 30, 2002 and 2001:

	Six Months Ended
	June 30,

	2002	2001

Operating revenue	$425	$498
Operating expenses	720	1,233

Operating loss	(295)	(735)
Interest expense	(32)	(66)

Loss from operations of discontinued segment	(327)	(801)
Write down of net assets to fair value	(7,060)	—

Loss from discontinued operations	$(7,387)	$(801)

     Assets held for sale at June 30, 2002 consist of the following:

Accounts receivable, net of allowance of $34	$86
Other current assets	14
Property, plant and equipment	228
Intangible assets	100
Current liabilities	(151)

Assets held for sale	$277

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)

5. STOCK INCENTIVE PLANS

     The Company’s employees participate in various plans of ACS Group, which through its Compensation Committee of the Board of Directors, may grant stock options, stock appreciation rights and other awards to officers, employees and non-employee directors. At June 30, 2002, ACS Group has reserved a total of 6,060 shares of authorized common stock for issuance under the various plans. The plans terminate in approximately 10 years from the date of adoption and allow forfeited options to be reissued. Unless otherwise determined by the Compensation Committee, options will vest ratably on each of the first four anniversaries after the grant date and will have an exercise price equal to the fair market value of the common stock on the date of grant. The term of options granted under the plan may not exceed 10 years. On April 3, 2002, ACS Group merged the ALEC Holdings, Inc. 1999 Stock Incentive Plan into the Alaska Communications Systems Group, Inc. 1999 Stock Incentive Plan.

Alaska Communications Systems Group, Inc. 1999 Stock Incentive Plan

     ACS Group has reserved 4,910 shares under this plan, which was adopted in November 1999 in connection with its initial public offering. At June 30, 2002, 5,712 options have been granted, 1,595 have been forfeited, 441 have been exercised, and 793 shares are available for grant under the plan.

     On February 11, 2002, the Parent’s Board of Directors approved the grant of options to purchase 150 shares under the plan to an employee at an exercise price equal to the fair market value of the common stock on the date of grant, vesting over four years ratably.

     On February 20, 2002, the Parent’s Board of Directors approved the grant of options to purchase 80 shares under the plan to employees at an exercise price equal to the fair market value of the common stock on the date of grant, vesting over three years ratably.

     On March 19, 2002, the Parent’s Board of Directors approved the grant of options to purchase 22 shares under the plan to employees at an exercise price equal to the fair market value of the common stock on the date of grant, vesting over three years ratably.

     On May 8, 2002, the Parent’s Board of Directors approved the grant of options to purchase 25 shares under the plan to an employee at an exercise price equal to the fair market value of the common stock on the date of grant, vesting over four years.

     Alaska Communications Systems Group, Inc. 1999 Non-Employee Director Stock Compensation Plan

     ACS Group adopted its non-employee director stock compensation plan in November 1999 in connection with its initial public offering. ACS Group has reserved 150 shares under this plan. At June 30, 2002, 68 shares have been awarded and 82 shares are available for grant under the plan. Directors are required to receive not less than 25% of their annual retainer and meeting fees in the form of ACS Group’s stock, and may elect to receive up to 100% of director’s compensation in the form of stock.

     On March 29, 2002, seven shares under the plan were awarded to ACS Group’s directors, of which five were elected to be deferred until termination of service by the directors.

     On June 28, 2002, 10 shares under the plan were awarded to ACS Group’s directors, of which seven were elected to be deferred until termination of service by the directors.

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)

5. STOCK INCENTIVE PLANS (Continued)

Alaska Communications Systems Group, Inc. 1999 Employee Stock Purchase Plan

     This plan was also adopted in connection with ACS Group’s initial public offering in November 1999. At June 30, 2002, 270 shares have been issued under the plan and 730 shares are available for issuance and sale. The plan will terminate on December 31, 2009. All ACS Group employees and all of the employees of designated subsidiaries generally will be eligible to participate in the purchase plan, other than employees whose customary employment is 20 hours or less per week or is for not more than five months in a calendar year, or who are ineligible to participate due to restrictions under the Internal Revenue Code.

     On June 28, 2002, 53 shares were issued under the plan.

6. BUSINESS SEGMENTS

     The Company has five reportable segments: local telephone, cellular, directory, Internet and interexchange. Local telephone provides landline telecommunications services, and consists of local telephone service, network access and deregulated and other revenues; cellular provides wireless telecommunications service; directory provides yellow page advertising and other related products; Internet provides Internet service and IP based private network service; and interexchange provides long distance and private network services. Each reportable segment is a strategic business under separate management and offering different services than those offered by the other segments. The Company also has a wireless cable television service segment that did not meet the criteria for a reportable segment and was previously included in “All Other” that is now reported as discontinued operations.

     The Company also incurs interest expense, interest income, equity in earnings of investments, goodwill amortization in 2001 on the original May 14, 1999 purchases, and other operating and non operating income and expense at the corporate level which are not allocated to the business segments, nor are they evaluated by the chief operating decision maker in analyzing the performance of the business segments. These non operating income and expense items are provided in the accompanying table under the caption “All Other” in order to assist the users of these financial statements in reconciling the operating results and total assets of the business segments to the consolidated financial statements. Common use assets are held at the Company and are allocated to the business segments based on operating revenues. Included in the caption “All Other” are also the net assets held for sale of $277 and other net liabilities of the discontinued operation that would not be sold of $5,709. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

     The following table illustrates selected financial data for each segment as of and for the six months ended June 30, 2002:

	Local
	Telephone	Cellular	Directory	Internet	Interexchange	All Other	Eliminations	Total

Operating revenues	$119,313	$19,768	$17,022	$8,393	$14,638	$9,896	$(14,883)	$174,147
Depreciation and amortization	27,475	2,755	2	2,974	1,138	4,888	—	39,232
Operating income (loss)	22,945	2,030	10,056	(9,908)	(566)	3,468	(37)	27,988
Interest expense	809	(2)	—	(55)	(151)	(24,319)	—	(23,718)
Interest income	1	1	—	—	—	1,169	—	1,171
Income tax provision (benefit)	9,571	796	4,134	—	—	(14,501)	—	—
Income (loss) from continuing operations	14,184	1,133	5,922	(9,987)	(717)	(5,453)	(37)	5,045
Total assets	615,055	99,149	44,066	(8,466)	19,747	9,485	—	779,036
Capital expenditures	13,295	5,111	436	10,099	—	5,340	—	34,281

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)

6. BUSINESS SEGMENTS (Continued)

     Operating revenues disclosed above include intersegment operating revenues of $11,323 for local telephone, $882 for cellular, $702 for directory and $6,809 for interexchange. In accordance with SFAS No. 71, intercompany revenues between local telephone and all other segments are not eliminated above.

     The following table illustrates selected financial data for each segment as of and for the six months ended June 30, 2001:

	Local
	Telephone	Cellular	Directory	Internet	Interexchange	All Other	Eliminations	Total

Operating revenues	$109,158	$19,706	$16,152	$6,314	$15,656	$8,238	$(12,745)	$162,479
Depreciation and amortization	26,229	2,843	—	1,246	1,144	7,502	—	38,964
Operating income (loss)	17,246	2,678	9,262	(4,364)	(2,203)	(213)	—	22,406
Interest expense	(885)	(3)	—	(76)	(152)	(28,794)	—	(29,910)
Interest income	3	12	—	—	—	1,745	—	1,760
Income tax provision (benefit)	6,649	1,154	3,632	—	—	(11,534)	—	(99)
Income (loss) from continuing operations	9,693	1,618	5,630	(4,426)	(2,356)	(15,739)	—	(5,580)
Total assets	625,920	102,928	37,716	37,963	70,720	23,777	—	899,024
Capital expenditures	21,545	446	—	13,524	19,504	1,148	—	56,167

     Operating revenues disclosed above include intersegment operating revenues of $9,949 for local telephone, $603 for cellular, $500 for directory and $13,097 for interexchange. In accordance with SFAS No. 71, intercompany revenues between local telephone and all other segments are not eliminated above.

     The following table illustrates selected financial data for each segment as of and for the three months ended June 30, 2002:

	Local
	Telephone	Cellular	Directory	Internet	Interexchange	All Other	Eliminations	Total

Operating revenues	$63,991	$10,781	$8,381	$4,551	$7,504	$5,055	$(7,749)	$92,514
Depreciation and amortization	13,794	1,390	1	1,721	564	2,503	—	19,973
Operating income (loss)	14,356	1,273	4,845	(6,044)	(287)	1,318	(15)	15,446
Interest expense	1,242	(1)	—	(48)	(76)	(12,092)	—	(10,975)
Interest income	—	1	—	—	—	606	—	607
Income tax provision (benefit)	6,882	502	1,992	—	—	(9,376)	—	—
Income (loss) from continuing operations	8,716	668	2,853	(6,116)	(363)	(997)	(15)	4,746
Total assets	617,008	99,967	42,275	(8,192)	19,027	8,951	—	779,036
Capital expenditures	7,325	4,156	238	6,973	—	2,343	—	21,035

     Operating revenues disclosed above include intersegment operating revenues of $5,947 for local telephone, $477 for cellular, $351 for directory and $3,611 for interexchange. In accordance with SFAS No. 71, intercompany revenues between local telephone and all other segments are not eliminated above.

     The following table illustrates selected financial data for each segment as of and for the three months ended June 30, 2001:

	Local
	Telephone	Cellular	Directory	Internet	Interexchange	All Other	Eliminations	Total

Operating revenues	$54,461	$10,417	$8,213	$3,203	$7,584	$4,110	$(6,488)	$81,500
Depreciation and amortization	13,182	1,444	—	626	560	3,742	—	19,554
Operating income (loss)	7,737	1,633	4,839	(1,998)	16	(131)	—	12,096
Interest expense	(402)	—	—	(42)	(77)	(14,031)	—	(14,552)
Interest income	—	—	—	—	—	708	—	708
Income tax provision (benefit)	2,974	715	1,814	—	—	(5,552)	—	(49)
Income (loss) from continuing operations	4,370	999	3,025	(2,030)	(61)	(7,971)	—	(1,668)
Total assets	624,617	104,857	38,094	38,083	69,694	23,679	—	899,024
Capital expenditures	9,796	59	—	2,397	—	—	—	12,252

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)

6. BUSINESS SEGMENTS (Continued)

     Operating revenues disclosed above include intersegment operating revenues of $5,578 for local telephone, $375 for cellular, $250 for directory and $6,617 for interexchange. In accordance with SFAS No. 71, intercompany revenues between local telephone and all other segments are not eliminated above.

7. RELATED PARTY TRANSACTIONS

     On April 17, 2001, the Company issued an interest bearing note receivable to an officer totaling $328. The note bears interest at the Mid-Term Applicable Federal Rate, which was 4.64% as of June 30, 2002, and is due on April 15, 2005. The note is secured by a pledge of 100 shares of the Company’s stock held in the officer’s name. In accordance with an addendum to the officer’s employment agreement dated May 3, 2001, the loan will be forgiven ratably over a three year period ending April 16, 2004. Accordingly, $114 was forgiven on April 16, 2002 and recognized as compensation expense. The note balance, including accrued interest, was $231 as of June 30, 2002.

     Fox Paine & Company, the majority stockholder of the Parent, receives an annual management fee in the amount of one percent of the Company’s net income before interest expense, income taxes and depreciation and amortization, calculated without regard to the fee. The management fee expense for the six months ended June 30, 2002 and 2001 was $656 and $603, respectively.

8. SEVERANCE AND RESTRUCTURING CHARGES

     The Company recorded $3,019 related to severance and restructuring charges under several plans adopted during 2000. The Company completed these plans as of June 30, 2002 and approximately 180 employees have been terminated. The Company recorded additional expense of $138 during the quarter to complete these plans.

     In connection with the completion of the above restructuring plans, the Company adopted another restructuring plan in June 2002. Employee force reductions resulting from this restructuring plan are expected to total approximately 30, which the Company expects to complete by December 31, 2002. The Company recorded $523 related to severance charges under this plan. The Company also recorded $339 in lease termination costs of office space in Anchorage, Alaska. As of June 30, 2002, the Company has not paid out any amounts accrued under this plan.

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

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)

9. COMMITMENTS AND CONTINGENCIES (Continued)

     In December 2001, the Company entered into a material contract with the State of Alaska to provide it with comprehensive telecommunications services for a period of five years. This contract obligates the Company to, among other things, provide on the state’s behalf customer premise equipment and other capital assets which the Company believes will range between $25,000 and $30,000 over the term of the agreement, including $20,000 to $25,000 during 2002, of which approximately $5,500 has been expended through June 30, 2002. The Company intends to fund this commitment with cash on hand and cash flows from operations.

10. SUBSEQUENT EVENT

     On July 15, 2002 the Company fulfilled a commitment to a third party to provide to that party a loan in the form of an unsecured note receivable totaling $15,000 in return for certain consideration. The note bears interest at the applicable federal rate, which was 5.61% at the date of issuance, and matures on July 15, 2022. Interest is payable semiannually, but the borrower may elect to add the interest to the principal in lieu of cash payments. The commitment was funded with cash on hand.

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

     Today, the Company generates revenue primarily through the provision of:

•	local telephone services, including:

	•	basic local service to retail customers within the Company’s service areas,

	•	wholesale service to competitive local exchange carriers (“CLECs”),

	•	network access services to interexchange carriers for origination and termination of interstate and intrastate long distance phone calls,

	•	enhanced services,

	•	ancillary services, such as billing & collections (“B&C), and

	•	universal service payments;

•	cellular services;

•	directory advertising;

•	Internet services; and

•	interexchange network long-distance services.

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

     Interexchange - The Company provides long distance and other interexchange services to approximately 65,000 customers in Alaska. The traffic from these customers are carried over the Company’s own or leased facilities.

RESULTS OF OPERATIONS

     Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

     All amounts are discussed at the consolidated level after the elimination of intercompany revenue and expense.

     Operating Revenues

     Operating revenues increased $11.0 million, or 13.5%, for the three months ended June 30, 2002 compared to the three months ended June 30, 2001. Local telephone, cellular, directory advertising and Internet all increased compared to the corresponding period of 2001, while interexchange revenues decreased compared to the corresponding period of 2001.

     Local Telephone

     Local telephone revenues, which consist of local network service, network access revenue and deregulated and other revenue, increased $9.5 million, or 17.5%, for the three months ended June 30, 2002 compared to the same period in 2001. The following table summarizes the Company’s consolidated local telephone revenues by category.

	Three Months Ended
	June 30,

	2002	2001

	(In Thousands)
Local telephone revenue:
Local network service	$25,040	$22,879
Network access revenue	34,929	25,029
Deregulated and other revenue	4,022	6,553

Total local telephone revenue	$63,991	$54,461

     The following table summarizes the Company’s local telephone access lines.

	As of June 30,

	2002	2001

Retail access lines	246,310	268,419
Wholesale access lines	24,970	17,964
Unbundled network elements	57,633	43,672

Total local telephone access lines	328,913	330,055

     The local network service component of local telephone revenues was $25.0 million for the three months ended June 30, 2002 compared with $22.9 million for the three months ended June 30, 2001. Revenue increased $2.1 million or 9.4% from the prior year. Approximately $1.0 million of this increase was due to rate increases for both retail and UNE local service rates implemented during the fourth quarter of 2001 at ACSA, as discussed below. The Company also experienced increased cellular local access revenue and service order revenue compared to the prior year, which together accounted for approximately $0.4 million of the increase. Additionally, the Company has improved its collection practices over those in place during the second quarter of 2001, thereby reducing its recorded bad debt expense by $0.9 million.

     The Company believes it is earning less than its required rate of return for local network service in several of its markets and filed local service rate cases for all of its LEC businesses with the RCA on July 2, 2001 aimed at making up this deficiency. Subsequently, in October 2001, the Company filed for interim and refundable local service rates in its Anchorage market in order to expedite a partial recovery of the total revenue deficiency. On November 15, 2001 the RCA approved an interim and refundable rate increase for ACSA of 24% for certain services. This interim and refundable rate increase was implemented in November 2001 and is expected to generate approximately $4.0 to $5.0 million in annual revenue. The Company expects the RCA to hold hearings during 2002 and adjudicate final local service rates during 2003.

     The Company continued to experience loss of retail market share for local network service in its Anchorage, Fairbanks and Juneau service areas during the quarter. Generally, when the Company loses a retail local network service line to a competitor, it continues to provide the line to the competitor on a wholesale basis at reduced revenue per line. Management believes that the continuing loss of market share it has experienced in certain of its markets is partially attributable to below cost interconnection rates for UNEs currently in place. During the second quarter of 2001, the Company reopened interconnection proceedings for its Anchorage market and filed for an interim and refundable UNE rate increase of approximately $10 per month per loop. On October 25, 2001, the RCA granted ACSA an interim and refundable UNE rate increase of $1.07, increasing the UNE rates from $13.85 to $14.92. The interim and refundable rate increase was implemented in November 2001 and is expected to generate approximately $0.6 million to $0.7 million in annual revenue. The Company expects the RCA to hold hearings during 2002 and adjudicate final Anchorage UNE rates during 2003.

     Network access revenues increased by $9.9 million, or 39.6%, from $25.0 million in 2001 to $34.9 million in 2002. During the quarter, the Company recognized as revenue $11.1 million of previously deferred interstate access revenues related to a dispute on interstate access rates for the Anchorage market based on a favorable ruling by the District of Columbia Court of Appeals. Network access revenues are based on a regulated return on rate base and recovery of allowable expenses associated with the origination and termination of toll calls for the Company’s retail and resale customers. After consideration of the revenue recognized as a result of the favorable ruling by the court, the decrease in network access revenues compared to the corresponding period in 2001 is due primarily to a shift from retail and resale lines to UNEs. Management expects that network access revenues will decline as a component of local telephone revenues for the foreseeable future.

     Deregulated and other revenues, which declined $2.5 million, or 38.6% from 2001, consists principally of B&C services, space and power rents, deregulated equipment sales, paystation revenues, regulated directory listing revenue, and other miscellaneous telephone revenues. The decline in deregulated and other revenue was due primarily to a decline in customer premise equipment (“CPE”) sales of approximately $1.6 million. CPE sales tend to fluctuate significantly from quarter to quarter and appear to be impacted by recent economic concerns in the marketplace. In addition, B&C, paystation, and late fee revenue have all declined compared to the prior year as a result of changes in the marketplace.

     Cellular

     Cellular revenues increased $0.4 million, or 3.5%, to $10.8 million for the three months ended June 30, 2002 compared to $10.4 million for the three months ended June 30, 2001. This increase was due to a growth in average subscribers of 3.4% from 77,689 in 2001 to 80,354 in 2002. The average revenue per unit, or ARPU, was stable at $44.68 in 2002 compared to $44.67 during 2001.

     Directory

     Directory revenues increased by $0.2 million, or 2.0%, from $8.2 million in 2001 to $8.4 million in 2002. This growth reflects improved penetration and revenue per advertiser for the current directory phone book cycles compared with 2001. Management expects the growth in directory revenues to slow as other advertising vehicles, such as the Internet, television and radio, compete for this business and the market matures. Additionally, management believes that directory revenues will grow at a slower rate in the near term due to the recent economic uncertainty and its impacts on the advertising and publishing marketplace.

     Internet

     Internet revenues increased from $3.2 million in 2001 to $4.6 million in 2002 — an increase of $1.4 million, or 42.1%. This increase is primarily due to a growth in DSL subscribers of 98.8% from 4,958 in 2001 to 9,856 in 2002, the revenues of MosquitoNet, an Internet Service Provider which was acquired on July 6, 2001, and revenues associated with the Company’s contract with the State of Alaska.

     On December 10, 2001, the Company entered into a five year contract with the State of Alaska to provide a broad range of telecommunications services, many of which will be provided over an IP network or supported by a service center owned and operated by ACSI. Services under this contract began to be implemented during the second quarter of 2002. Accordingly, the Company anticipates revenues for this segment will increase in future periods. The Company anticipates substantial capital investments will be made over the life of the contract to support the telecommunications needs of this customer.

     Interexchange

     Interexchange revenues decreased from $5.2 million in 2001 to $4.8 million in 2002 — a decrease of $0.4 million, or 7.5%. The decrease was due to a decline in long distance minutes of use from 60.8 million in 2001 to 38.9 million in 2002, and a decline in long distance subscribers 66,341 in 2001 to 64,958 in 2002. The decline in minutes of use was due to the Company’s decision to terminate an unlimited $20 per month interstate calling plan, which was marketed as Infinite Minutes, in May of 2001 and increased competition in the marketplace.

     Operating Expenses

     Operating expenses increased $7.7 million, or 11.0%, from $69.4 million for the three months ended June 30, 2001 to $77.1 million for the three months ended June 30, 2002. Operating expenses decreased as a percentage of operating revenues from 85.2% in 2001 to 83.3% in 2002.

     Local Telephone

     The components of local telephone expense are plant specific operations, plant non-specific operations, customer operations, corporate operations and property and other operating tax expense. Depreciation and amortization associated with the operation of the local telephone segment is included in total depreciation and amortization. Local telephone expense increased from $30.4 million for the three months ended June 30, 2001 to $32.6 million for the three months ended June 30, 2002. The increase is due substantially to $2.2 million in additional costs incurred during the quarter related primarily to severance and restructuring charges and rate case expenses.

     Cellular

     Cellular expense increased $0.7 million, or 11.8%, for the three months ended June 30, 2002 compared to the three months ended June 30, 2001. This increase is due to an increase in minutes of use from 42.6 million minutes in 2001 to 50.4 million minutes in 2002.

     Directory

     Directory expenses increased $0.1 million from $3.4 million in 2001 to $3.5 million in 2002. This increase is due to an increase in costs of good sold associated with the growth in revenue.

     Internet

     Internet expenses increased by $4.0 million, or 124.0%, from $3.3 million in 2001 to $7.3 million in 2002. The increase in Internet expenses was due principally to start-up expenses associated with commencing services under the State of Alaska telecommunications contract. The acquisition in July 2001 of MosquitoNet also contributed to the increase in Internet expense. On December 10, 2001, the Company entered into a five year contract with the State of Alaska to provide a broad range of telecommunications services, many of which will be provided over an IP network or supported by a service center owned and operated by ACSI. Accordingly, the Company anticipates expenses for this segment will increase in future periods.

     Interexchange

     Interexchange expenses increased by $0.2 million, or 2.6%.

     Depreciation and Amortization

     Depreciation and amortization expense increased $0.4 million, or 2.1%, due principally to increases in plant in service for the three months ended June 30, 2002 over the corresponding period of 2001 offset by ceasing goodwill amortization with the adoption of SFAS No. 142, Goodwill and Intangible Assets on January 1, 2002. Depreciation and amortization expense in 2001 included $1.9 million of goodwill amortization. Under SFAS No. 142, goodwill is no longer amortized but is instead subjected to an annual impairment test.

     Interest Expense and Interest Income and Other

     Interest expense decreased $3.6 million, or 24.6%, for the three months ended June 30, 2002 compared to the three months ended June 30, 2001 as a result of market interest rate effects on the Company’s variable interest rate debt combined with the reversal of previously accrued interest expense of $1.7 million as a result of a favorable ruling by the District of Columbia Court of Appeals related to a dispute on interstate access rates for the Anchorage market. Interest income and other also declined by $0.5 million, or 62.8%, as a result of a lower average invested cash balance and lower market interest rates during 2002 compared to 2001.

     Income Taxes

     The Company has fully reserved the income tax benefit of $62.4 million resulting from the consolidated losses it has incurred since May 14, 1999 — the date of the acquisition of substantially all of its operations.

     Discontinued Operations

     On March 30, 2002, the Company’s management approved a plan to offer for sale its wireless cable television service segment. As a result of this decision, the operating revenue and expense of this segment has been classified as discontinued operations under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, for both periods presented and the assets and liabilities of the disposal group have been written down as of March 30, 2002 to their fair value, net of expected selling expenses. During the second quarter, the Company revised its initial estimate of fair value down by $0.4 million. The write down and results of operations of this discontinued segment resulted in a charge to discontinued operations of $0.5 million and $0.5 million for the three months ended June 30, 2002 and 2001, respectively. The Company has fully reserved in the form of a valuation allowance $3.0 million of income tax benefit resulting from this discontinuance incurred during 2002.

     Net income (loss)

     The change in net income (loss) is primarily a result of the factors discussed above.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

     All amounts are discussed at the consolidated level after the elimination of intercompany revenue and expense.

     Operating Revenues

     Operating revenues increased $11.7 million, or 7.2%, for the six months ended June 30, 2002 compared to the six months ended June 30, 2001. Local telephone, cellular, directory advertising and Internet all increased compared to the corresponding period of 2001, while interexchange revenues decreased compared to the corresponding period of 2001.

     Local Telephone

     Local telephone revenues, which consist of local network service, network access revenue and deregulated and other revenue, increased $10.2 million, or 9.3%, for the six months ended June 30, 2002 compared to the same period in 2001. The following table summarizes the Company’s consolidated local telephone revenues by category.

	Six Months Ended
	June 30,

	2002	2001

	(In Thousands)
Local telephone revenue:
Local network service	$50,684	$46,142
Network access revenue	59,965	51,265
Deregulated and other revenue	8,664	11,751

Total local telephone revenue	$119,313	$109,158

     The following table summarizes the Company’s local telephone access lines.

	As of June 30,

	2002	2001

Retail access lines	246,310	268,419
Wholesale access lines	24,970	17,964
Unbundled network elements	57,633	43,672

Total local telephone access lines	328,913	330,055

     The local network service component of local telephone revenues was $50.7 million for the six months ended June 30, 2002 compared with $46.1 million for the six months ended June 30, 2001. Revenue increased $4.6 million or 9.8% from the prior year. Approximately $2.2 million of this increase was due to rate increases for both retail and UNE local service rates implemented during the fourth quarter of 2001 at ACSA, as discussed below. The Company also experienced increased cellular local access revenue and service order revenue compared to the prior year, which together accounted for approximately $1.0 million of the increase. Additionally, the Company has improved its collection practices over those in place during the first quarter of 2001, thereby reducing its recorded bad debt expense by $1.4 million.

     The Company believes it is earning less than its required rate of return for local network service in several of its markets and filed local service rate cases for all of its LEC businesses with the RCA on July 2, 2001 aimed at making up this deficiency. Subsequently, in October 2001, the Company filed for interim and refundable local service rates in its Anchorage market in order to expedite a partial recovery of the total revenue deficiency. On November 15, 2001 the RCA approved an interim and refundable rate increase for ACSA of 24% for certain services. This interim and refundable rate increase was implemented in November 2001 and is expected to generate approximately $4.0 to $5.0 million in annual revenue. The Company expects the RCA to hold hearings during 2002 and adjudicate final local service rates during 2003.

     The Company continued to experience loss of retail market share for local network service in its Anchorage, Fairbanks and Juneau service areas during the quarter. Generally, when the Company loses a retail local network service line to a competitor, it continues to provide the line to the competitor on a wholesale basis at reduced revenue per line. Management believes that the continuing loss of market share it has experienced in certain of its markets is partially attributable to below cost interconnection rates for UNEs currently in place. During the second quarter of 2001, the Company reopened interconnection proceedings for its Anchorage market and filed for an interim and refundable UNE rate increase of approximately $10 per month per loop. On October 25, 2001, the RCA granted ACSA an interim and refundable UNE rate increase of $1.07, increasing the UNE rates from $13.85 to $14.92. The interim and refundable rate increase was implemented in November 2001 and is expected to generate approximately $0.6 million to $0.7 million in annual revenue The Company expects the RCA to hold hearings during 2002 and adjudicate final Anchorage UNE rates during 2003.

     Network access revenues increased by $8.7 million, or 17.0%, from $51.3 million in 2001 to $60.0 million in 2002. During the second quarter of 2002, the Company recognized as revenue $11.1 million of previously deferred interstate access revenues related to a dispute on interstate access rates for the Anchorage market based on a favorable ruling by the District of Columbia Court of Appeals. Network access revenues are based on a regulated return on rate base and recovery of allowable expenses associated with the origination and termination of toll calls for the Company’s retail and resale customers. After consideration of the revenue recognized as a result of the favorable ruling by the court, the decrease in network access revenues compared to the corresponding period in 2001 is due primarily to a shift from retail and resale lines to UNEs. Management expects that network access revenues will decline as a component of local telephone revenues for the foreseeable future.

     Deregulated and other revenues, which declined $3.1 million, or 26.3% from 2001, consists principally of B&C services, space and power rents, deregulated equipment sales, paystation revenues, regulated directory listing revenue, and other miscellaneous telephone revenues. The decline in deregulated and other revenue was due primarily to a decline in CPE sales of approximately $2.2 million. CPE sales tend to fluctuate significantly from quarter to quarter and appear to be impacted by recent economic concerns in the marketplace. In addition, B&C, paystation, and late fee revenue have all declined compared to the prior year as a result of changes in the marketplace.

     Cellular

     Cellular revenues increased $0.1 million, or 0.3%, to $19.8 million for the six months ended June 30, 2002 compared to $19.7 million for the six months ended June 30, 2001. This increase is due to growth in average subscribers of 4.4% from 77,254 in 2001 to 80,615 in 2002. Average revenue per unit, or ARPU, decreased from $42.49 in 2001 to $40.83 in 2002. The decrease in ARPU is the result of pricing programs implemented during 2001 that offer more minutes for a lower price than was offered in the previous year.

     Directory

     Directory revenues increased by $0.9 million, or 5.4%, from $16.1 million in 2001 to $17.0 million in 2002. This growth reflects improved penetration and revenue per advertiser for the current directory phone book cycles compared with 2001. Management expects the growth in directory revenues to slow as other advertising vehicles, such as the Internet, television and radio, compete for this business and the market matures. Additionally, management believes that directory revenues will grow at a slower rate in the near term due to the recent economic uncertainty and its impacts on the advertising and publishing marketplace.

     Internet

     Internet revenues increased from $6.3 million in 2001 to $8.4 million in 2002 — an increase of $2.1 million, or 32.9%. This increase is primarily due to a growth in DSL subscribers of 98.8% from 4,958 in 2001 to 9,856 in 2002, the revenues of MosquitoNet, an Internet Service Provider which was acquired on July 6, 2001, and revenues associated with the Company’s contract with the State of Alaska.

     On December 10, 2001, the Company entered into a five year contract with the State of Alaska to provide a broad range of telecommunications services, many of which will be provided over an IP network or supported by a service center owned and operated by ACSI. Services under this contract began to be implemented during the second quarter of 2002. Accordingly, the Company anticipates revenues for this segment will increase in future periods. The Company anticipates substantial capital investments will be made over the life of the contract to support the telecommunications needs of this customer.

     Interexchange

     Interexchange revenues decreased from $11.2 million in 2001 to $9.7 million in 2002 — a decrease of $1.5 million, or 13.4%. The decrease was due to a decline in long distance minutes of use from 129.6 million in 2001 to 76.8 million in 2002, and a 2.1% decline in long distance subscribers from 66,341 in 2001 to 64,958 in 2002. The decline in minutes of use was due to the Company’s decision to terminate an unlimited $20 per month interstate calling plan, which was marketed as Infinite Minutes, in May of 2001 and increased competition in the marketplace.

     Operating Expenses

     Operating expenses increased $6.1 million, or 4.3%, from $140.1 million for the six months ended June 30, 2001 to $146.2 million for the six months ended June 30, 2002.

     Local Telephone

     The components of local telephone expense are plant specific operations, plant non-specific operations, customer operations, corporate operations and property and other operating tax expense. Depreciation and amortization associated with the operation of the local telephone segment is included in total depreciation and amortization. Local telephone expense increased from $59.3 million for the six months ended June 30, 2001 to $61.6 million for the six months ended June 30, 2002. The increase is due substantially to $2.2 million in additional costs incurred during the quarter related primarily to severance and restructuring charges and rate case expenses.

     Cellular

     Cellular expense increased $0.8 million, or 6.9%, for the six months ended June 30, 2002 compared to the six months ended June 30, 2001. This increase is due to an increase in minutes of use from 75.0 million minutes in 2001 to 91.6 million minutes in 2002.

     Directory

     Directory expenses increased $0.1 million from $6.9 million in 2001 to $7.0 million in 2002. As a percent of directory revenue, expenses were 42.5% for 2001 compared to 40.9% for 2002. This margin improvement is due to stable fixed costs combined with increasing directory revenue.

     Internet

     Internet expenses increased by $5.4 million, or 77.6% from $7.0 million in 2001 to $12.4 million in 2002. The increase in Internet expenses was due principally to start-up expenses associated with commencing services under the State of Alaska telecommunications contract. The acquisition in July 2001 of MosquitoNet also contributed to the increase in Internet expense. On December 10, 2001, the Company entered into a five year contract with the State of Alaska to provide a broad range of telecommunications services, many of which will be provided over an IP network or supported by a service center owned and operated by ACSI. Accordingly, the Company anticipates expenses for this segment will increase in future periods.

     Interexchange

     Interexchange expenses decreased by $2.8 million, or 16.8%, and decreased as a percentage of revenue from 146.6% in 2001 to 140.8% in 2002. The majority of this decrease was the result of the decline in long distance minutes of use as discussed under interexchange service revenues.

     Depreciation and Amortization

     Depreciation and amortization expense increased $0.3 million, or 0.7%, due principally to increases in plant in service for the six months ended June 30, 2002 over the corresponding period of 2001 offset by ceasing goodwill amortization with the adoption of SFAS No. 142, Goodwill and Intangible Assets on January 1, 2002. Depreciation and amortization expense in 2001 included $3.9 million of goodwill amortization. Under SFAS No. 142, goodwill is no longer amortized but is instead subjected to an annual impairment test.

     Interest Expense and Interest Income and Other

     Interest expense decreased $6.2 million, or 20.7%, for the six months ended June 30, 2002 compared to the six months ended June 30, 2001, principally as a result of market effects on the Company’s variable interest rate debt. In addition, during the second quarter of 2002, the Company had a reversal of previously accrued interest expense of $1.7 million as a result of a favorable ruling by the District of Columbia Court of Appeals related to a dispute on interstate access rates for the Anchorage market. Interest income and other also declined by $1.1 million, or 57.5%, as a result of a lower average invested cash balance and lower market interest rates during 2002 compared to 2001.

     Income Taxes

     The Company has fully reserved the income tax benefit of $62.4 million resulting from the consolidated losses it has incurred since May 14, 1999 — the date of the acquisition of substantially all of its operations.

     Discontinued Operations

     On March 30, 2002, the Company’s management approved a plan to offer for sale its wireless cable television service segment. As a result of this decision, the operating revenue and expense of this segment has been classified as discontinued operations under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, for both periods presented and the assets and liabilities of the disposal group have been written down as of March 30, 2002 to their fair value, net of expected selling expenses. During the second quarter, the Company revised its initial estimate of fair value down by $0.4 million. The write down and results of operations of this discontinued segment resulted charge to discontinued operations of $7.4 million and $0.8 million for the periods ended June 30, 2002 and 2001, respectively. The Company has fully reserved in the form of a valuation allowance the $3.0 million income tax benefit of this discontinuance.

     Cumulative Effect of Change in Accounting Principle

     During the second quarter of fiscal 2002, the Company also completed the transitional review for goodwill impairment required under SFAS No. 142. This review indicated that goodwill recorded in the local telephone, Internet and interexchange segments was impaired as of January 1, 2002. Accordingly, the Company measured and recognized a transitional impairment loss of $105.4 million as a cumulative effect of a change in accounting principle. See Note 3 of the “Notes to Consolidated Financial Statements” of this quarterly report for additional discussion of the impact of this statement on the Company’s consolidated financial statements.

     Net Loss

     The increase in net loss is primarily a result of the factors discussed above.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company has satisfied its operational and capital cash requirements primarily through internally generated funds, the sale of stock and debt financing. For the six months ended June 30, 2002 the Company’s cash flows from operating activities were $26.2 million. At June 30, 2002, the Company had approximately $35.6 million in net working capital. Of that $35.6 million in net working capital, unrestricted cash and cash equivalents represent $28.6 million and restricted cash represents $7.1 million. As of June 30, 2002 the Company had $75.0 million of remaining capacity under its revolving credit facility, representing 100% of available capacity.

     The Company has outstanding a $431.0 million bank credit agreement (“Senior Credit Facility”) and $150.0 million in 9.375% senior subordinated notes due 2009, representing substantially all of the Company’s long-term debt of $591.6 million as of June 30, 2002. In addition, $17.3 million in senior discount debentures are recorded at ACS Group and are collateralized by substantially all assets of the Company. Interest on ACS Group’s senior discount debentures and ACS Holdings’ senior subordinated notes are payable semiannually. Interest on borrowings under the Senior Credit Facility is payable monthly, quarterly or semi-annually at the Company’s option. The Senior Credit Facility requires 1% annual principal payments that commenced on May 14, 2002, with balloon payments in each of 2006, 2007, and 2008. The Senior Credit Facility contains a number of restrictive covenants and events of default, including covenants limiting capital expenditures, incurrence of debt, and the payment of dividends, and requires the Company to achieve certain financial ratios. The Company is in compliance with all of its debt covenants. During the quarter, the Company’s lenders approved an amendment to its Senior Credit Facility that, among other things, permits the Company to repurchase up to $15 million of its outstanding common stock over the term of the Senior Credit Facility.

     The Company employs an interest rate hedge transaction, which fixes at 5.99% the underlying variable rate on $217.5 million of the borrowings under the Senior Credit Facility, expiring in June 2004. The underlying variable rate for the Senior Credit Facility is based on the London Interbank Offer Rate (“LIBOR”), which is adjusted at each monthly, quarterly or semi-annual rollover date.

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

     On July 15, 2002 the Company fulfilled a commitment to a third party to provide to that party a loan in the form of an unsecured note receivable totaling $15,000 in return for certain consideration. The note bears interest at the applicable federal rate, which was 5.61% at the date of issuance, and matures on July 15, 2022. Interest is payable semiannually, but the borrower may elect to add the interest to the principal in lieu of cash payments. The commitment was funded with cash on hand.

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

     Access revenues are recognized when earned. The Company participates in toll revenue pools with other telephone companies. Such pools are funded by toll revenue and/or access charges regulated by the RCA within the intrastate jurisdiction and the FCC within the interstate jurisdiction. Much of the interstate access service revenue is initially recorded based on estimates. These estimates are derived from interim financial statements, available separations studies and the most recent information available about achieved rates of return. These estimates are subject to adjustment in future accounting periods as refined operational information becomes available. To the extent that disputes arise over revenue settlements, the Company’s policy is to defer revenue collected until settlement methodologies are resolved and finalized. During the second quarter of 2002, the Company recognized as revenue $11.1 million of previously deferred interstate access revenue and reversed $1.7 million of interest expense previously accrued thereon as a result of a favorable ruling by the District of Columbia Court of Appeals related to a dispute on interstate access rates for the Anchorage market. At June 30, 2002, the Company had recorded liabilities of $20.7 million related to potentially refundable access revenue.

     The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred taxes reflect the temporary differences between the financial and tax bases of assets and liabilities using the enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent that it is more likely than not that such deferred tax assets will not be realized. The cumulative valuation allowance against deferred tax assets was $62.4 million as of June 30, 2002.

     The local telephone exchange operations of the Company account for costs in accordance with the accounting principles for regulated enterprises prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 71, Accounting for the Effects of Certain Types of Regulation. This accounting recognizes the economic effects of rate regulation by recording cost and a return on investment as such amounts are recovered through rates authorized by regulatory authorities. Accordingly, under SFAS No. 71, plant and equipment is depreciated over lives approved by regulators and certain costs and obligations are deferred based upon approvals received from regulators to permit recovery of such amounts in future years. Historically, lives approved for regulatory purposes have approximated economically useful lives. On July 21, 2002, the Company received an order from the Regulatory Commission of Alaska which appears to extend lives approved for rate-making purposes beyond the economically useful lives of the underlying assets. Management is evaluating the effects of this order on the financial statements of the Company. During the quarter ended June 30, 2002, the Company revised its estimate of the allowable regulatory asset related to deferred rate case costs based on a regulatory order and, as a result, recorded expense of $0.9 million. As of June 30, 2002 the Company has deferred as a regulatory asset $0.9 million of costs incurred in connection with regulatory rate making proceedings, which will be amortized in future periods. If the Company were not following SFAS 71, these costs would have been charged to expense as incurred.

OUTLOOK

     The Company expects the demand for telecommunications services in Alaska to grow, particularly as a result of:

•	continuing demand for core telephone services and enhanced service offerings,

•	increasing demand for private network services by government and business on a statewide basis on either a circuit switched or IP basis,

•	increasing demand for wireless voice and data services, and

•	growth in demand for DSL and Internet access services due to higher business and consumer bandwidth needs for Internet and data services.

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

     The telecommunications industry is extremely competitive, and the Company expects competition to intensify in the future. As an ILEC, the Company faces competition mainly from resellers, local providers who lease its UNEs and, to a lesser degree, from facilities-based providers of local telephone services. In addition, as a result of the RCA’s recent affirmation of the APUC’s termination of the Company’s rural exemptions, the Company may be required to provide interconnection elements and/or wholesale discounted services to competitors in all or some of its rural service areas. Moreover, while cellular telephone services have historically complemented traditional LEC services, the Company anticipates that existing and emerging wireless technologies may increasingly compete with LEC services. In cellular services, the Company currently competes with at least one other cellular provider in each of its cellular service areas. In the interexchange market, the Company currently has less than 10% of total revenues in Alaska and faces competition from the two major interexchange providers in Alaska. In the highly competitive business for Internet access services, the Company currently competes with a number of established online service companies, interexchange carriers and cable companies.

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

     On December 10, 2001, the Company entered into a material contract with the State of Alaska to provide it with comprehensive telecommunications services. The Company expects that this contract will generate approximately $92 million in revenues over its term, including an estimated $10 million in 2002. The contract also obligates the Company to provide customer premise and other capital assets to the state estimated to require an investment of $25 to $30 million over the term of the agreement, including $20 to $25 million during 2002, of which it has expended approximately $5.5 million through June 30, 2002.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     As previously reported, the Company filed a formal appeal of the RCA’s order terminating the rural exemption for Fairbanks, Juneau and the rural communities in the Glacier State study area on November 10, 1999. This matter is currently pending in the Alaska Supreme Court. The Company intends to vigorously pursue the matter.

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

     The Company completed the hearing for Phase I (revenue requirements) of its rate cases for all its local exchange companies in March 2002. The RCA issued a decision regarding depreciation on June 6, 2002 that arguably extended the Company’s asset lives beyond the time period for which they are economically useful. The Company sought clarification and reconsideration of the June 6, 2002 order. On July 21, 2002, the RCA clarified that in fact it intended to extend lives for certain assets beyond the period for which they are economically useful and establish very low depreciation rates. The Company is evaluating the impact of this decision and its next course of action. Once the LEC revenue requirements are adjudicated, Phase II (cost of service and rate design) proceedings will commence. The Company intends to vigorously pursue these matters in the coming months but does not expect a final decision this year.

     The Company also previously reported that on February 7, 2001, it filed an appeal in the United States Court of Appeals for the District of Columbia Circuit of a January 24, 2001 FCC Order to pay $2.7 million plus interest to GCI for excess interstate access charges. On April 4, 2001, the FCC released an order granting the Company’s request for a stay of the payment and allowed the Company to place the funds in question, already fully reserved, in escrow pending the outcome of the appeal. On March 4, 2002, the District of Columbia Circuit Court of Appeals heard oral argument in the matter. On May 21, 2002, the court issued its decision finding that the FCC could rule that ISP traffic is intrastate in nature, but that the FCC could not order refunds for those periods during which the Company’s tariffs were deemed lawful. The matter was remanded back to the FCC for recalculation of any refunds that may be appropriate given the tariffs that have been deemed lawful and for reconsideration of the interest rate imposed in the FCC’s original order on any refunds that may eventually be ordered.

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

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

10.12	Amendment and waiver, dated as of June 27, 2002 to the Credit Agreement listed as Exhibit No. 10.3

(b) Reports on Form 8-K:

     No reports on Form 8-K were filed during the quarter ended June 30, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 31, 2002	ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC

/s/ Charles E. Robinson

Charles E. Robinson Chief Executive Officer and Chairman of the Board

/s/ Wesley E. Carson

Wesley E. Carson President and Chief Administrative Officer

/s/ Kevin P. Hemenway

Kevin P. Hemenway Senior Vice President and Chief Financial Officer (Principal Accounting Officer)