Form 10-Q/A
period 2002-06-30
ALASKA COMMUNICATIONS SYSTEMS HOLDINGS INC
filed 2002-08-02
CIK 1089510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to _______________

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

Yes ☒   No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment No. 1 to form 10-Q for the Quarter Ended June 30, 2002 is filed for the sole purpose of filing as Exhibits 99.1 and 99.2 hereto the financial report certification required by Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
SIGNATURES
EXHIBIT 99.1
EXHIBIT 99.2

		Page
		Number

PART II	Other Information
Item 6	Exhibits and Reports on Form 8-K	3
Signatures		4

2

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

10.12	Amendment and waiver, dated as of June 27, 2002 to the Credit Agreement listed as Exhibit No. 10.3*

99.1	Certification of Charles R. Robinson, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of The Sarbanes-Oxley Act of 2002.

99.2	Certification of Kevin P. Hemenway, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of The Sarbanes-Oxley Act of 2002.

*	Previously filed as an exhibit to the Registrant’s 10-Q for the quarterly period ended June 30, 2002 filed on July 31, 2002.

(b)  Reports on Form 8-K:

     No reports on Form 8-K were filed during the quarter ended June 30, 2002.

3

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 2, 2002	ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.

/s/ Charles E. Robinson

Charles E. Robinson Chief Executive Officer and Chairman of the Board

/s/ Wesley E. Carson

Wesley E. Carson President and Chief Administrative Officer

/s/ Kevin P. Hemenway

Kevin P. Hemenway Senior Vice President and Chief Financial Officer (Principal Accounting Officer)

4