Form 10-K
period 2002-12-31
ALASKA COMMUNICATIONS SYSTEMS HOLDINGS INC
filed 2003-03-06
CIK 1089510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 2002

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                      to

Commission file number 333-82363

Alaska Communications Systems Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	91-1921377 (I.R.S. Employer Identification No.)

600 Telephone Avenue Anchorage, Alaska (Address of principal executive offices)	99503-6091 (Zip Code)

(907) 297-3000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ] (Not Applicable)

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within 60 days prior to the date of filing. (Not Applicable)

     Indicate by check mark if whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)

Yes [   ]        No [X]

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of as of the last business day of the registrant’s most recently completed second fiscal quarter. (Not Applicable)

Documents Incorporated by Reference

     Portions of Alaska Communications Systems Group, Inc.’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for the registrant’s 2003 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2002

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

     Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of important factors. Examples of these factors include (without limitation) rapid technological developments and changes in the telecommunications industries; ongoing deregulation (and the resulting likelihood of significantly increased price and product/service competition) in the telecommunications industry as a result of the Telecommunications Act of 1996 (the “1996 Act”) and other similar federal and state legislation and the federal and state rules and regulations enacted pursuant to that legislation; regulatory limitations on the Company’s ability to change its pricing for communications services; the possible future unavailability of Statement of Financial Accounting Standards (“SFAS”) No. 71, Accounting for the Effects of Certain Types of Regulation, to the Company’s wireline subsidiaries; and possible changes in the demand for the Company’s products and services. In addition to these factors, actual future performance, outcomes and results may differ materially because of other, more general, factors including (without limitation) changes in general industry and market conditions and growth rates; changes in interest rates or other general national, regional or local economic conditions; governmental and public policy changes; changes in accounting policies or practices adopted voluntarily or as required by accounting principles generally accepted in the United States of America; and the continued availability of financing in the amounts, at the terms and on the conditions necessary to support the Company’s future business.

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

Introduction

     ACS Holdings is a wholly owned subsidiary of Alaska Communications Systems Group, Inc. (“ACS Group”). ACS Holdings was formed in 1998 by Fox Paine & Company, members of the former senior management team of Pacific Telecom, Inc., and other experienced telecommunications industry executives. In May 1999, the Company acquired Century Telephone Enterprises, Inc.’s Alaska properties (“CenturyTel’s Alaska Properties”) and Anchorage Telephone Utility or ATU (collectively the “Predecessor Entities”). CenturyTel’s Alaska Properties were the incumbent provider of local telephone services in Juneau, Fairbanks and more than 70 rural communities in Alaska and provided Internet services to customers statewide. CenturyTel’s Alaska Properties included ACS of Fairbanks, Inc., ACS of Alaska, Inc., and ACS of the Northland, Inc. ATU was the largest local exchange carrier (“LEC”) in Alaska and provided local telephone and long distance services primarily in Anchorage and wireless services statewide. ATU provided long distance services through ATU Long Distance, Inc. and wireless services through MACtel, Inc. These companies are now known as ACS of Anchorage, Inc., ACS Long Distance, Inc. and ACS Wireless, Inc.

     On January 1, 2001, the Company established ACS InfoSource, Inc. as a separate operation and transferred to it the Company’s yellow pages directory advertising business and assets which were previously included as a component of four different local telephone exchange carriers operating in Alaska which are also wholly-owned subsidiaries of the Company.

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

     ACS Holdings is the leading diversified, facilities-based telecommunications provider in Alaska, offering local telephone, wireless, directory, Internet, and interexchange services to business and residential customers throughout the state. ACS Holdings is the largest telecommunications provider in Alaska using its own network facilities to provide full service end-to-end communications to its customers.

     At various times, ACS Holdings evaluates opportunities for establishing or acquiring other telecommunications businesses through acquisitions or otherwise in Alaska and elsewhere in the United States, and may make investments in such businesses in the future. ACS Holdings has focused its attention on local telephone, wireless, directory, Internet, and interexchange businesses.

     Local Telephone. With over 323,000 access lines, representing approximately 67% of the access lines provisioned in Alaska, ACS Holdings is the largest LEC in Alaska and the 14th largest in the U.S. The Company provides service to most of the state’s major population centers, including Anchorage, Juneau and Fairbanks.

     Wireless. ACS Holdings is the largest and only statewide provider of wireless services in Alaska, currently serving over 82,000 subscribers. Its wireless network covers over 478,000 residents, including all major population centers and highway corridors. The Company has upgraded to a fully digital network in substantially all of its service areas.

     Directory. ACS Holdings, through its subsidiary ACSIS, is the largest provider of published directory advertising in Alaska. The Company serves over 13,500 customers through its yellow page directory books tailored to serve the needs of each of its local exchange markets, with many customers advertising in multiple books. During 2002, ACSIS published ten different yellow pages, white pages or combined directory books covering approximately 95% of the State of Alaska’s population. ACSIS publishes the white pages directories under a publishing agreement with its affiliated LECs. ACSIS also provides an online directory product and other specialized advertising vehicles to its customers.

     Internet. ACS Holdings is the second largest provider of Internet access services in Alaska with approximately 46,000 customers. ACS Holdings offers dedicated and dial-up Internet access and digital subscriber line, (“DSL”) Internet access to its customers.

     Interexchange. ACS Holdings provides long distance and other interexchange services to approximately 70,000 customers in Alaska. ACS Holdings has migrated long distance traffic from leased circuits onto its own network infrastructure where possible, principally between its major markets of Anchorage, Fairbanks and Juneau.

Products, Services and Revenue Sources

     ACS Holdings offers a broad portfolio of telecommunications services to residential and business customers in its markets. The Company believes that, as the communications marketplace continues to converge and competition continues to enter the market, the ability to offer an integrated package of communications products will provide a distinct competitive advantage, as well as increase customer loyalty, and thereby decrease customer turnover. The Company complements its local telephone services by actively marketing its wireless, directory, Internet, interexchange and other service offerings.

     Profit or loss and total assets for each of the Company’s segments is disclosed in Note 15 “Business Segments” of the Alaska Communications Systems Holdings, Inc. Consolidated Financial Statements. The following table sets forth the components of ACS Holdings’ consolidated revenues for the years ended December 31, 2002, 2001 and 2000 (dollars in millions).

	Revenue for the Year Ended December 31,

	2002		2001		2000

	Amount	Percent	Amount	Percent	Amount	Percent

Revenue by Source:
Local network service	$99.5	29.0%	$96.3	29.0%	$94.1	30.0%
Network access	108.3	31.5	103.0	31.0	105.2	33.5
Deregulated and other revenue	18.6	5.4	22.2	6.7	23.0	7.3

Local telephone	226.4	65.9	221.4	66.6	222.3	70.9
Wireless	43.2	12.6	41.9	12.6	41.2	13.1
Directory	33.6	9.8	33.9	10.2	29.2	9.3
Internet	20.8	6.1	13.7	4.1	9.2	2.9
Interexchange	19.4	5.7	21.3	6.4	11.8	3.8

Total	$343.5	100.0%	$332.2	100.0%	$313.5	100.0%

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

     At December 31, 2002, approximately 53% of ACS Holdings’ retail access lines served residential customers and 47% served business customers. Currently, monthly charges for basic local service for residential customers range from $9.42 to $16.30 in ACS Holdings’ service areas compared to the national average for urban areas of $14.11. Monthly charges for business customers range from $17.65 to $35.00 in ACS Holdings’ service areas compared to the national average for urban areas of $33.84. In November 2001, the Company was authorized by the RCA to increase on an interim basis certain rates in its largest market, Anchorage, by 24%. As a result, the Company increased residential service rates in Anchorage from $9.70 to $12.05 per month. See “Business — Regulation” for further discussion of regulatory matters including the Company’s local network service rate proceedings.

     The table below sets forth the annual growth in access lines for ACS Holdings and its Predecessor Entities from December 31, 1998 to December 31, 2002. The number of access lines shown represents all revenue producing access lines connected to both retail and wholesale customers.

	As of December 31,

	2002	2001	2000	1999	1998

Retail access lines	236,148	261,002	272,936	281,726	266,704
Wholesale access lines	24,768	22,859	17,303	15,680	13,010
Unbundled network elements	62,091	49,062	39,221	28,202	20,680

Total Local Telephone Access Lines	323,007	332,923	329,460	325,608	300,394
Percentage Growth	-3.0%	1.1%	1.2%	8.4%	6.0%

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

     Management believes that future access line growth is dependent on, among other things, the economic outlook in Alaska and the United States, the impact of technology and competition on line demand and population growth in the Company’s service areas.

     Competitive Local Network Service. The Company also provides interconnection through wholesale access to its basic local service and through leasing unbundled network elements (“UNEs”) to its competitors as required by the 1996 Act. Revenues for these services are included in local network service revenues. In November of 2001 the Company was authorized by the RCA to implement an interim and refundable rate increase of $1.07 per UNE loop for its Anchorage serving area, increasing the total rate to $14.92 from $13.85. The RCA has also lifted the Company’s rural exemption for the Fairbanks and Juneau serving areas and awarded interconnection rates to a competitor on a UNE basis of $19.19 and $16.71, respectively. The Company provided 86,859 lines to competitors in the Anchorage, Fairbanks and Juneau service areas on either a wholesale or UNE basis as of December 31, 2002. The Company believes the UNE rates in place in all of its markets are below its embedded and forward looking cost and are therefore non-compensatory. See “Business — Regulation” for further discussion of regulatory matters, including interconnection under the 1996 Act.

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

     Universal Service Revenue. Universal service revenue supplements the amount of local service revenue the Company receives to ensure that basic local service rates for customers in high cost rural areas are not significantly higher than rates charged in lower cost urban and suburban areas. The 1996 Act prescribed new standards applicable to universal service, including mechanisms for defining the types of services to be provided as part of a universal service program, specific goals or criteria applicable to universal service programs, new qualifications for receipt of universal service funding and new requirements for contributions to universal service funding. The FCC, in conjunction with a federal-state joint board composed of FCC and state commission members, has been working since passage of the 1996 Act to implement these new statutory provisions. The FCC has chosen to address universal service matters, initially for non-rural telephone companies, and subsequently for rural telephone companies. While new cost-identification models for non-rural local carriers were adopted effective on January 1, 2000, similar models for rural carriers were rejected by the FCC, leaving previous Universal Service Fund (“USF”) calculations in place for the Federal High-Cost Fund. In accordance with the 1996 Act’s requirement to eliminate implicit subsidies, the FCC has created additional USF support mechanisms to compensate for support that had previously been provided implicitly through access revenue. While the joint board and the FCC continue to examine modifications to the universal service funding mechanisms, it is unlikely that any changes will have a near-term impact on ACS Holdings’ revenue.

     Interstate access, intrastate access, and universal service funding are all influenced by both LEC cost levels and by competitive local market penetration. Toll traffic originating or terminating on a competitors network does not generate access billings to interexchange carriers for ACS Holdings. Many of the underlying factors in jurisdictional cost separations studies that allow network costs to be recovered through access charges are diminished as competitive market penetration increases. Universal service funding may also diminish as a result of competitive local market penetration. Under FCC rules, when a competitive local exchange carrier (“CLEC”) is named an “eligible telecommunications carrier” as General Communication, Inc. (“GCI”) has been in Anchorage, Fairbanks and Juneau, universal service funding becomes portable to the CLEC on a per-line basis, further eroding the incumbent local exchange carriers (“ILECs”) revenue.

     Operating results for network access services are not materially impacted by seasonal factors.

     Deregulated and Other Revenue

     Deregulated and other revenues consist of B&C contracts, space and power rents, pay telephone service, customer premise equipment (“CPE”) sales, and other miscellaneous revenues generated by the Company’s LECs. ACS Holdings seeks to capitalize on its local presence and network infrastructure by offering these additional services to customers and interexchange carriers. Deregulated and other revenue is generally not subject to seasonal impacts on operating results.

     Wireless

     ACS Holdings’ wireless business is currently managed separately from its LEC business and is subject to a different regulatory framework and cost structure. Wireless services are provided statewide under the ACS Wireless brand name. The primary sources of wireless revenue include subscriber access charges, airtime usage, toll charges, connection fees, roaming revenues, and enhanced features, such as caller identification and call waiting. A subscriber may purchase services separately or may purchase rate plans that package these services in different ways to fit different calling patterns and desired features.

     The table below sets forth the annual growth in the number of wireless subscribers served and total covered population for ACS Holdings and its Predecessor Entities from December 31, 1998 to December 31, 2002.

	As of December 31,

	2002	2001	2000	1999	1998

Estimated covered population	478,413	468,622	462,057	460,802	460,162
Ending subscribers	82,220	80,120	75,933	73,068	66,572
Ending penetration	17.2%	17.1%	16.4%	15.9%	14.5%

     Management believes there are opportunities to improve the penetration rates of its wireless operations in Southeastern Alaska, and in particular, Juneau. Management also believes that the market for wireless services will continue to grow with the expansion of the wireless industry as a whole.

     ACS Holdings also owns 10 megahertz E Block PCS licenses covering Anchorage, Fairbanks and Juneau which were purchased by CenturyTel’s Alaska Properties in 1997 and acquired by the Company when it purchased CenturyTel’s Alaska Properties on May 14, 1999. During 2002, the Company purchased 10 megahertz F Block PCS licenses. In 2002, ACS Wireless in accordance with FCC requirements, deployed a limited turn up of its CDMA 1X services in all E and F Block markets. Management is analyzing the further build out of these services to enhance the Company’s offerings in its overall business.

     Wireless revenue declines in the winter months and increases in the summer months due to Alaska’s northern latitude and the wide swing in available daylight and changes in weather patterns between summer and winter and their effect on business, tourism and subscriber calling patterns. However, operating results for wireless services are not materially impacted by seasonal factors.

     Directory

     ACS Holdings provides directory advertising services, commonly known as yellow pages advertising, to its customers in the State of Alaska. During 2002, ACSIS published ten different yellow pages, white pages or combined directory books covering approximately 95% of the State of Alaska’s population. ACSIS publishes the white pages directories under a publishing agreement with its affiliated LECs. Additionally, ACSIS provides internet-based directory advertising services. The Company provides these services under a contractual arrangement with a directory publishing company. Directory advertising is billed in conjunction with local telephone service under a B&C agreement. Directory revenues are not materially affected by seasonality.

     The Company has been authorized by its Board of Directors to evaluate the possible disposition of its directory business, ACSIS. This transaction, if completed, would result in a de-leveraging of the Company’s balance sheet and generate cash for other corporate objectives. The Company expects to file on or about March 6, 2003, a preliminary prospectus with Canadian securities regulators relating to a proposed public offering in Canada of ACSIS through a Canadian income fund. Any prospective sale of ACSIS is subject to the approval of the Company’s Board of Directors, which is dependent upon terms and pricing. Any such sale is also contingent upon a number of conditions including approval by securities regulators, the approval of an amendment of certain terms and conditions of the Company’s senior credit facility and market conditions. There can be no assurance that the Company will consummate any transactions to sell ACSIS.

     Internet

     ACS Holdings provides Internet access services to approximately 46,000 customers as of December 31, 2002. In order to offer Internet access, the Company provides local dial-up telephone numbers for its customers. ACS Holdings also offers high speed DSL to its customers in its major LEC service territories. These local dial-up numbers and dedicated DSL connections allow customers access, through a modem connection on their computer, to a series of computer servers ACS Holdings owns and maintains. These servers allow customers to access their e-mail accounts and to be routed to local access points that connect customers to the Internet. ACS Holdings charges customers either a flat rate for unlimited Internet usage or a usage sensitive rate. Operating results for Internet access services are not materially impacted by seasonal factors.

     Interexchange

     ACS Holdings’ predecessors began offering long distance services on a resale basis in October 1997, primarily in Anchorage. The Company currently has approximately 70,000 long distance customers and less than 10% of total interexchange revenues in Alaska. Before August 1998, CenturyTel’s Alaska Properties were precluded from entering the long distance business by a non-competition agreement with AT&T Alascom which was signed when Pacific Telecom sold Alascom, Inc. to AT&T in 1995.

     In April 1999, ACS Holdings entered into a settlement agreement with GCI under which the Company agreed to enter into a number of new business arrangements and to settle a number of outstanding disputes, including GCI’s opposition to ACS Holdings’ acquisitions of CenturyTel’s Alaska Properties and ATU. As part of this agreement and to support other aspects of the Company’s business strategy, ACS Holdings purchased from GCI $19.5 million of fiber capacity for high-speed links within Alaska and for termination of traffic in the lower 49 states. Subsequently, the Company entered into an amendment to the purchase agreement with GCI, whereby, among other things, ACS Holdings agreed to purchase additional capacity for $19.5 million. The Company fulfilled this commitment to purchase additional capacity on January 12, 2001.

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

Network Facilities

     As of December 31, 2002, ACS Holdings owned 65 host switches serving over 323,000 access lines. All of the Company’s access lines are served by digital switches provided predominately by Nortel Networks. ACS Holdings’ switches are linked through a combination of extensive aerial, underground and buried cable, including 640 sheath miles of fiber optic cable, as well as digital microwave and satellite links. The Company has 100% single-party services (one customer per access line), and believes substantially all of its major switches have current generic software upgrades installed, allowing for the full range of enhanced customer features.

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

     ACS Holdings’ wireless operations consist of four digital switching centers, 111 cell sites and three repeaters covering substantially all major population centers and highway corridors in Alaska plus one analog switch and cell site covering Barrow, Alaska. The Company’s switching and cell site infrastructure is linked by fiber and digital microwave. ACS Holdings’ network operating control center located in Anchorage also supports all wireless switches in ACS Holdings’ markets. Customer care centers are located in Anchorage, Fairbanks, Juneau, North Pole, Homer and Kenai/Soldotna.

     The Company has enhanced its network to accommodate developing products and technology. The Company completed its Multi-Protocol Label Switching over Asynchronous Transfer Mode network or MPLS/ATM network in early 2002. Core MPLS/ATM nodes were installed in Anchorage, Fairbanks, Kenai, Juneau, the Mat-Su valley and Seattle. ACS Holdings believes the MPLS/ATM network enhances its capability to provide a complete suite of converged telecommunications, data and video services and achieve significant operating efficiencies. ACS Holdings currently offers a variety of products and services and is able to converge them all over its MPLS core network:

•	virtual private networks and lines,
•	voice over Internet Protocol (“IP”) services,
•	transparent local area networks (LAN) and proprietary LANs and wide area networks (WAN),
•	high speed Internet access,
•	managed services and
•	video and video conferencing.

Customers

     ACS Holdings has three basic types of customers for the services of its LECs:

•	business and residential customers located in their local service areas that pay for local phone service,
•	interexchange carriers that pay for access to long distance calling customers located within the Company’s local service areas and
•	CLECs that pay for wholesale access to the Company’s network in order to provide competitive local service on either a wholesale or UNE basis as prescribed under the 1996 Act.

     Approximately 53% of ACS Holdings’ retail access lines served residential customers, while 47% served business customers.

     ACS Holdings also has approximately 82,000 wireless subscribers, 13,500 directory advertising customers, 46,000 Internet subscribers and 70,000 long-distance subscribers consisting substantially of retail residential and business consumers.

     During 2002 one customer accounted for 11% of consolidated revenues and no other customers accounted for more than 10% of consolidated revenue.

Competition

     Local Telephone Service

     ILECs may be subject to any of several types of competition:

•	facilities-based competition from providers with their own local service network,
•	resale competition from resale interconnection, or providers who purchase local service from the ILEC at wholesale rates and resell these services to their customers,
•	competition from UNE interconnection, that is, providers who lease UNEs from the ILEC, and
•	alternatives to local service networks, including wireless, IP, satellite, and cable telephony.

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

     In September 1997, GCI and AT&T Alascom, the two largest long distance carriers in Alaska, began providing competitive local telephone services in Anchorage. GCI competes principally through UNE interconnection with ACSA facilities, while AT&T Alascom competes primarily by reselling ACSA’s services. Competition is based upon price and pricing plans, types of services offered, customer service, billing services, and quality and reliability of service. GCI has focused principally on advertising discount plans for bundled services. AT&T Alascom’s strategy has been to resell ACSA’s service as part of a package of local and long distance services. As a result, ACSA now has approximately 50% competitive market penetration as of December 31, 2002. The Company expects GCI and AT&T Alascom to continue to compete for local telephone business.

     As “rural telephone companies” under the 1996 Act, ACS Holdings’ rural LECs have historically been exempt from the obligation to lease their facilities or resell their services on a wholesale discount basis to CLECs seeking interconnection. However, on June 30, 1999 the Alaska Public Utilities Commission (“APUC”)

ordered these exemptions terminated for certain rural service areas of ACS Holdings, and on October 11, 1999, the RCA, which replaced the APUC on July 1, 1999, sustained the APUC’s order. As a result, ACS Holdings’ rural LECs entered into interconnection arbitration with GCI. This arbitration resulted in interconnection agreements for certain rural service areas of ACS Holdings. See “Business — Regulation” for further discussion.

     In October 2000, the RCA approved interconnection agreements under the 1996 Act between ACSF, ACSN and ACSAK and GCI for its Fairbanks and Juneau markets. Commencing in April 2001, the Company received its first orders for resale of local services in Fairbanks. As of December 31, 2002, ACS Holdings estimates that it now has approximately 75% market share in Fairbanks. Through December 31, 2002, GCI has competed in Fairbanks primarily through reselling services and through UNE interconnection. Similar trends are being experienced by ACSAK in its Juneau market where, as of December 31, 2002, the Company has approximately 85% market share. While GCI claims the right to resell local service in portions of the ACSN territory, it has yet to place any orders to do so.

     ACS Holdings expects increasing competition from providers of various services that provide users the means to bypass its network. Long distance companies may construct, modify or lease facilities to transmit traffic directly from a user to a long distance company. Cable television companies also may be able to modify their networks to partially or completely bypass the Company’s local network. GCI, the dominant cable operator in Alaska and a CLEC, is currently testing cable telephony service and recently announced plans to start switching its local phone service customers in Anchorage over to its cable system in 2004.

     In addition, while wireless telephone services have historically complemented traditional LEC services, the Company anticipates that existing and emerging wireless technologies may increasingly compete with LEC services. For example, AT&T had introduced its fixed wireless product to the Anchorage market. Although AT&T’s fixed wireless product was subsequently abandoned, communications technology manufacturers continue to work on alternatives to traditional LEC service. At this time it is not possible to predict the impact of this product on the Company’s share of the local market. Technological developments in wireless telephone features, personal communications services, digital microwave and other wireless technologies are expected to further permit the development of alternatives to traditional wireline services.

     Wireless Services

     The wireless telecommunications industry is experiencing significant technological change, as evidenced by the increasing pace of improvements in the capacity and quality of digital technology, shorter cycles for new products and enhancements, and changes in consumer preferences and expectations. ACS Holdings believes that the demand for wireless telecommunications services is likely to increase significantly as equipment costs and service rates continue to decline and equipment becomes more convenient and functional. Competition is based on price, quality, network coverage, packaging features and brand reputation. In addition, there are six PCS licensees in each of the Company’s wireless service areas. ACS Holdings holds PCS licenses covering Anchorage, Fairbanks and Juneau. ACS Holdings currently competes with at least one other wireless provider in each of its wireless service areas, including AT&T Wireless Services, Alaska DigiTel, and Dobson Communications. Recently, Dobson Communications and AT&T Wireless announced a property swap which the Company anticipates will remove AT&T Wireless from direct competition and give Dobson Communications a statewide competition position. The Company believes that the unique and vast terrain and the high cost of PCS system buildout make entrance into markets outside Anchorage uneconomical at this time.

     As the market for simple wireless voice services approaches maturity, providers are experiencing downward pressure on price. ACS Holdings is positioning itself to offset this impact by bringing new higher margin services to market. By developing products for targeted market segments, the Company is leveraging the advantage in market share and geographical coverage to attract new customers and increase monthly revenues from existing customers. The Company continuously evaluates new service offerings in order to differentiate it from its competitors, produce additional revenues and increase margins.

     Directory

     The Alaskan directory advertising industry is competitive. ACSIS competes in Alaska with other directory businesses and other forms of advertising media, including newspapers, radio, television, the Internet, billboards and direct mail. The other directory publishers in Alaska include Phone Directories Company, Inc., which is an independent directory publisher based in Utah and GTE Directories Corporation, which is a directory publisher based in Texas. ACSIS also competes with Alltel Publishing Corporation, which publishes directories for an incumbent telephone company operating in the region to the Northwest of Anchorage, known as Matanuska Telephone Association. Alltel also recently announced that it will publish a directory in Anchorage for GCI, the dominant cable operator in Alaska and a CLEC, which is expected to be published in December 2003. Management believes that ACSIS competes effectively against these providers and that it has a leading market share in each of the areas it serves.

     Internet-based directories have emerged as a new medium for customers. Although advertising on the Internet still represents only a small part of the total advertising market, it may become increasingly important as an advertising medium. Most major yellow pages publishers operate an Internet-based directory business. ACSIS competes through its Internet site, acsyellowpages.com, with these publishers, with other Internet sites providing classified directory information, such as Anchoragedailynews.com, alaskayellowpages.com, and with search engines such as Yahoo!, Alta Vista and Excite, some of which have entered into affiliate agreements with other major directory publishers.

     Internet Services

     The market for Internet access services is highly competitive in most markets in the state. There are few significant barriers to entry, and the Company expects that competition will intensify in the future. ACS Holdings currently competes with a number of established online services companies, interexchange carriers, LECs with Internet subsidiaries, satellite service providers and cable television companies. The Company believes that its ability to compete successfully will depend upon a number of factors, including the reliability and security of its network infrastructure, the ease of access to the Internet, the availability of broadband ISP access and the pricing policies of its competitors. During 2002, the Company continued to feature its DSL services in Anchorage, Fairbanks, Juneau, Kenai/Soldotna, Homer and Sitka, Alaska for both residential and business applications.

     Long Distance Services

     The long distance telecommunications market is highly competitive. Competition in the long distance business is based primarily on price, although service bundling, branding, customer service, billing services and quality play a role in customer’s choices to some extent. The Company currently offers long distance service to customers located primarily in the more populous communities within its service territory. AT&T Alascom and GCI are currently the two major competing long distance providers in Alaska. The Company currently has less than 10% of total interexchange revenues in Alaska. The Company provides traditional “1+” direct distance dialing (DDD), toll-free services, calling cards and private line services for data and voice applications. In Spring 2001, the Company discontinued its long distance “Infinite Minutes” program, and introduced several new flat-fee programs marketed as “Easy Choices.” The new programs allow customers to purchase interstate minutes of use in blocks of time for a single monthly fee. ACS Holdings expects to continue offering innovative products of this nature in the future.

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

     ACS Holdings believes that it can leverage its position as an integrated, one-stop provider of telecommunications services with strong positions in local access, wireless, directory, Internet, and interexchange long distance and data markets. By pursuing, within the bounds of any applicable regulatory constraints, a marketing strategy that takes advantage of these characteristics and that facilitates cross-selling and packaging of its products and services, the Company believes it can increase penetration of new product offerings, improve customer retention rates, increase its share of its customers’ overall telecommunications expenditures, and achieve continued revenue and operating cash flow growth.

     ACS Holdings has begun, to a limited extent, within regulatory bounds, marketing local telephone services in attractively priced, packaged service offerings with wireless, long distance and Internet services. ACS Holdings believes packaged offerings are popular with customers because they allow customers to enjoy pricing for a number of services at a discount to a la carte pricing of individual services. Subject to regulatory limitations, the Company intends to expand this strategy, which it expects will increase the average revenue per customer, and result in a more loyal and satisfied customer base and in reduced churn.

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

Employees

     ACS Holdings considers employee relations to be good. As of December 31, 2002, the Company employed a total of 1,103 regular full-time employees, 869 of whom were represented by the International Brotherhood of Electrical Workers, Local 1547 (“IBEW”). On November 2, 1999, the IBEW membership for ACS Holdings ratified the terms of a master collective bargaining agreement that governs the terms and conditions of employment for all IBEW represented employees working for ACS Holdings in the State of Alaska. The master agreement embraces a labor-management relationship that is founded on trust, cooperation and shared goals. The November 1999 agreement, which expires December 31, 2006, provides for wage increases up to 4% in specified years based on the annual increases in the consumer price index for Anchorage as reported by the U.S. Department of Labor CPI-U. The last wage increase under the agreement was implemented in July 2001 and the next scheduled wage review is in January 2003. The master agreement also limits ACS Holdings’ health and welfare contributions for represented employees to 4% annually. There have been no work stoppages or strikes, and none are anticipated.

     ACS Holdings also enjoys good relations with the non-represented employee group. Non-represented employees qualify for wage increases based on individual and Company performance, and key employees are also eligible for performance-based incentives. ACS Holdings provides a total benefits package, including health, welfare, and retirement components, that is competitive in ACS Holdings’ market.

Regulation

     Overview

     The Company’s local telephone operating subsidiaries, ACSA, ACSF, ACSAK, and ACSN, are each “telecommunications carriers” and ILECs under the Communications Act of 1934 (the “Communications Act”), which was amended by the 1996 Act, and are subject to the jurisdiction of the FCC and the RCA. ACSLD, ACS Holdings’ long distance subsidiary, is also subject to both the FCC and RCA’s regulatory jurisdiction. ACS Holdings’ wireless operations are also subject to FCC jurisdiction because they are telecommunications carriers and because they hold FCC-issued licenses.

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

     Long distance companies are now precluded from filing tariffs for interstate domestic and international services. Federal tariffing has been replaced with Internet web site posting of offers, terms and prices.

     State Regulation

     Telecommunications companies subject to the RCA’s jurisdiction are required to obtain certificates of public convenience and necessity prior to operating as a public utility in Alaska. The RCA is responsible for approving new certificates and any transfers of existing certificates. In addition, the RCA is responsible for implementing a portion of the competitive requirements of the 1996 Act, as well as for regulating intrastate access and rates for local and other services of local telephone companies. After passage of the 1996 Act, the RCA’s predecessor, APUC, adopted a plan to address competition issues across Alaska. The APUC established multiple dockets to investigate different competition-related issues, including revising local and long distance market structures, reforming its intrastate access charge system and establishing a state universal service fund. In addition to its preliminary actions to mandate access charge depooling for ILECs operating in competitive markets, the RCA made operational the new Alaska Universal Service Fund (“AUSF”). In a subsequent rulemaking, the RCA revised its eligibility standards for companies receiving high-cost switching support from the AUSF. These rules resulted in a loss of support to ACS Holdings’ rural affiliates. Rather than seeking interim local relief for this cost recovery shift, ACS Holdings has opted to include consideration of this issue in the more comprehensive rate proceedings described below.

     In connection with regulatory approval of ACS Holdings’ acquisitions of CenturyTel’s Alaska Properties and ATU in 1999, the APUC imposed several conditions on its operating companies. Among those conditions was a requirement that ACSA, ACSF, ACSAK, and ACSN each file revenue requirement, cost of service and rate design studies no later than July 2001. All of these companies except ACSF were also required to file updated depreciation analyses concurrently with the rate case filings. The revenue requirement studies were subsequently bifurcated from the cost of service and rate design studies. In conformance with RCA orders, all revenue requirement studies and testimonies have been filed. Following a hearing and decisions as to revenue requirements, the companies will file their cost of service and rate design studies and testimony. In addition, restrictions were placed on the ability of ACS Holdings’ LECs to bundle intrastate service offerings with ACSLD.

     Having secured both LEC certification and interconnection agreements to serve the local exchange markets in Juneau and Fairbanks, Alaska, and numerous smaller communities in Alaska, GCI’s CLEC operation has been designated an “Eligible Telecommunications Carrier” (“ETC”) by the RCA for Anchorage, Juneau, Fairbanks and Fort Wainwright. ETC designation is an essential first step in securing “portable” or shared universal service support. ACS Holdings’ operating companies are currently designated as ETCs in the same markets for which GCI has received this designation.

     Under existing FCC regulations, ILECs may seek, through filings with state commissions, the disaggregation of study areas into multiple zones for purposes of universal service support. Filings reflecting two-zone disaggregation plans have already been made by ACSF and ACSN for its Glacier State study area.

     Cost Recovery and Revenue Recognition

     As regulated common carriers, the operating subsidiary companies of ACS Holdings have the right to an opportunity to set maximum rates at a level that allows the Company to recover the reasonable costs incurred in the provision of regulated telecommunications services and to earn a reasonable rate of return on the investment required to provide these services.

     These costs are recovered through:

•	monthly charges to end users for basic local telephone services and enhanced service offerings,
•	access charges to interexchange carriers for originating and terminating interstate and intrastate interexchange calls, along with an end-user access charge referred to as a Subscriber Line Charge
•	interconnection charges, wholesale service charges, UNE charges, and other rates to competing carriers interconnecting with the Company’s networks or reselling its services and
•	high-cost support mechanisms, such as USF and AUSF.

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

     Interstate End-User Rates

     The deployment of the local telephone network from the switching facility to the customer is known as the “local loop” and is one of the most significant costs incurred by a LEC in providing telephone service. The FCC has established a rate structure that provides for the recovery of a portion of the cost of the local loop allocated to the interstate jurisdiction directly from the end user customer through the assessment of a subscriber line charge. The remaining portion of the local loop costs are recovered from interstate access charges to an interexchange carrier or, in some circumstances, from the federal USF. The FCC recently increased the cap for subscriber line charges assessed by the Company’s LECs as part of a comprehensive review of its rules that also lowered carrier-paid interstate access charges and created explicit universal service support for interstate-allocated local loop costs.

     As a result of the market and geographic conditions in rural areas, the costs of providing local loop and switching services are often higher than in urban areas. In the absence of an accommodation in the FCC rules to address this fact, a substantial portion of the costs of smaller LECs would remain allocated to the intrastate jurisdiction placing substantial pressure on such carriers to charge higher rates for intrastate services. Accordingly, the FCC provides for additional interstate cost recovery by eligible telecommunications carriers through the federal USF. The federal USF is available to carriers whose local loop costs are significantly above the national average as calculated pursuant to FCC rules. Recent FCC rulings have made this high-cost support available to a competitive carrier, on an averaged per line basis, for those lines serving customers switching to the competitive carrier. See “Promotion of Universal Service,” below.

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

     On August 24, 2000, GCI filed a formal complaint with the FCC under various provisions of the Communications Act (as amended), alleging that ACSA (formerly known as ATU) exceeded its federally authorized rates of return related to the 1997-1998 monitoring period. The principal issue raised in the complaint focuses on the proper jurisdictional recognition (federal versus state) of minutes of use associated with Internet service provider traffic. On January 24, 2001, the FCC issued an order finding for GCI on the matter and ordering the Company to pay GCI approximately $2.7 million plus interest. The Company appealed this order in the United States Court of Appeals for the District of Columbia Circuit and the FCC issued a stay concerning the obligation to pay GCI during the pendency of the appeal. On March 4, 2002, the District of Columbia Circuit Court of Appeals heard oral argument in the matter. On May 21, 2002, the court issued its decision finding that the FCC could rule that ISP traffic is intrastate in nature, but that the FCC could not order refunds for those periods during which the Company’s tariffs were deemed lawful. The matter was remanded back to the FCC for recalculation of any refunds that may be appropriate given the tariffs that have been deemed lawful and for reconsideration of the interest rate imposed in the FCC’s original order on any refunds that may eventually be ordered. In March 2003, ACS entered into a settlement agreement with GCI covering both the 1997-1998 monitoring period and similar issues GCI had raised with respect to the 1999-2000 monitoring period.

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

     NECA operates separate pools for traffic sensitive costs, which are primarily switching costs, and non-traffic sensitive costs, which are primarily loop costs. Companies are also free to develop and administer their own interstate access charges if they choose not to participate in the pools. ACS Holdings’ rural LECs participate in both the traffic sensitive and non-traffic sensitive NECA pools. ACSA files its own traffic sensitive access tariffs with the FCC but participates in the NECA non-traffic sensitive pool.

     End User Local Rates

     The levels of rates charged to end-users for the provision of basic local service are generally subject to rate-of-return regulation administered by the RCA. Local rates have historically been set at a level that will allow recovery of embedded costs for local service divided by the number of services and customers. Competitive forces, however, may prevent local rates from being sufficient to recover costs for local service in the future. Recognized costs include an allowance for a rate of return on investment in plant used to provide local service. Rate cases are typically infrequent, carrier-initiated and require the carrier to meet substantial burdens of proof. All ACS Holdings’ affiliate LECs filed revenue requirement studies on July 1, 2001. A hearing commenced on the revenue requirement for these LECs on March 4, 2002. While a final decision has yet to be rendered on the LEC’s revenue requirements, it appears that ACSF and ACSN will face revenue requirement reductions while ACSAK will have an increased revenue requirement. The likely revenue requirement for ACSA can not be determined at this time. The ACS LECs will file cost of service and rate design studies and testimony, and have a second hearing, to arrive at final adjudicated rates following the final rulings on revenue requirements.

     Competitive Local Exchange Regulations

     The former APUC adopted regulations to govern competition in the local exchange marketplace. The transitional regulations provide for, among other things:

•	initial classification of all ILECs, including the Company’s rural properties and ACSA, as dominant carriers,
•	symmetrical requirements that all carriers, both dominant and nondominant, offer all retail services for resale at wholesale rates,
•	substantial dominant carrier pricing flexibility in competitive areas, under which carriers may reduce retail rates, offer new or repackaged services and implement special contracts for retail service upon 30 days’ notice. Only rate increases affecting existing services are subject to full cost support showings for LECs in areas with local competition and
•	application limited initially to the ACSA market, and in 2002, extended to the ACSF and ACSAK markets. ACSN anticipates filing a petition with the RCA to extend application upon the commencement of facilities-based competition.

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

     Under recent revisions to the Alaska access system, LECs not yet subject to local competition continue to participate in the AECA pool. Participants in this pool recover their costs based on the embedded cost of services most recently authorized by the RCA. In the event of competitive entry into a dominant incumbent carrier’s service area, these revisions also require the dominant LEC to exit the pool and initiate separate access charge tariffs. Dominant LECs subjected to competitive entry have the right to propose that their access charges be based on market rates. The only ACS LEC remaining in the AECA pool as of December 31, 2002 is ACSN. The RCA is currently advancing a proceeding to examine whether changes to the current annual process for establishing access charges are warranted. The RCA issued a new access charge reform Notice of Inquiry in early 2001 which will target further substantive changes in access charge derivation.

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

     The AUSF serves as a complement to the federal USF, but must meet federal statutory criteria concerning consistency with federal rules and regulations. Currently, the AUSF subsidizes a portion of higher cost carriers’ switching costs, the costs of lifeline service, which supports rates of low income customers, and a portion of the cost of Public Interest Pay Telephones. Recent proposals have targeted the AUSF as a source of funding for cost shifts that are likely to occur as a result of in-state access charge reform. It is unclear the degree to which the AUSF might be used to absorb cost shifts that result if federal universal service support is scaled back in the future.

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

     On January 25, 1999, in AT&T Corp. et al. v. Iowa Utilities Board et al. 525 U.S. 366 (1999) (“Iowa I”), the U.S. Supreme Court affirmed the FCC’s authority to develop national pricing guidelines, but the Supreme Court did not evaluate the substance of these rules. The Supreme Court did hold, however, that the FCC had not properly applied the statutory “necessary and impair” standard for determining which elements of their networks the ILECs must unbundle. The Supreme Court remanded the case to the FCC for further consideration of the unbundling standard, and remanded the remainder of the issues to the Eighth Circuit.

     On remand, some ILECs argued that the FCC improperly placed upon them the burden of proof in rural exemption proceedings and improperly defined the meaning of the term “not unduly economically burdensome” as used in the 1996 Act. In addition, some ILECs argued that the FCC’s forward-looking TELRIC pricing methodology does not allow adequate compensation for the provision of UNEs. On July 18, 2000, in Iowa Utilities Board, et al. v. Federal Communications Commission 219 F.3d 744 (8th Cir. 2000) (“Iowa II”), the Eighth Circuit Court of Appeals ordered some of these FCC rules to be vacated on the grounds they were inconsistent with the 1996 Act. The Eighth Circuit said the FCC’s rural exemption rules were contrary to the plain language of the 1996 Act. On March 5, 2001, the ACS Group’s rural LECs petitioned the FCC to adopt a new national rule consistent with the Iowa II decision, placing the burden of proof on CLECs in proceedings to terminate a company’s rural exemption. On August 27, 2001, the FCC denied the petition, explaining it was unnecessary as the FCC is already bound by the Iowa II decision. The ACS Group rural companies requested reconsideration of that decision on September 26, 2001 and the matter is still pending. As to the FCC’s TELRIC pricing methodology, the Eighth Circuit in Iowa II upheld the use of a forward-looking economic model but vacated the FCC’s rule requiring the pricing model to assume a hypothetical network based upon the most efficient technology currently available and the lowest cost network configuration.

     On September 22, 2000, the Eighth Circuit stayed that portion of its mandate which vacated the FCC hypothetical network rule (set out at 47 C.F.R. §51.505(b)(1)). This suspension was ordered by the Court to permit parties to the proceeding to seek review of its Iowa II decision by the U.S. Supreme Court. On January 22, 2001, the U.S. Supreme Court granted certiorari to review the Eighth Circuit’s decision requiring the FCC to vacate its hypothetical network rule. The Eighth Circuit did not suspend other portions of its decision, including those portions vacating FCC rules addressing the “rural exemption” provisions of 47 U.S.C. §251(f)(1), and the U.S. Supreme Court declined to review the Eighth Circuit’s rural exemption decision. On May 13, 2002, the U.S. Supreme Court upheld the FCC’s TELRIC regulations in Verizon Communications, Inc. v. Federal Communications Commission, 535 U.S. 467 (2002).

     In November, 1999, the FCC issued an order addressing the issues the Supreme Court remanded in Iowa I. In May, 2002, the United States Court of Appeals for the District of Columbia Circuit held that the FCC again had improperly applied the statutory unbundling standard, and remanded the unbundling rules to the FCC for further consideration. In February, 2003, the FCC adopted a further order governing the network elements that an ILEC must unbundle, and delegating significant authority to make such determinations to state public utility commissions. The FCC’s order is likely to be the subject of further appeals.

     The 1996 Act also specifies that resale and UNE rates are to be negotiated among the parties, or, if the parties fail to reach an agreement, arbitrated by the relevant state regulatory commission. Once the parties have come to agreement, the proposed rates are subject to final approval by the state regulatory commission.

     In January 1997, ACSA’s predecessor, ATU, entered into an interconnection agreement with GCI, which provides for resale and UNE interconnection, and with AT&T Alascom, which provides for resale interconnection. Neither interconnection agreement contained a defined term or a termination date. Near the end of 1999, the Company notified GCI and AT&T of its view that the interconnection agreements pertaining to ACSA had reached the end of a reasonable period of availability. In January of 2000, the Company filed a motion with the RCA to reopen the original GCI arbitration proceedings involving ACSA for the purpose of establishing an appropriate forward looking cost model and the re-pricing various interconnection services and UNEs in the Anchorage market. The RCA subsequently granted the essence of the Company’s motion and has reopened the docket for such purposes. No action was taken in 2000. On October 25, 2001, the RCA granted ACSA an interim UNE rate increase of $1.07, bringing the UNE rate up from $13.85 to $14.92. At present time there is no schedule for the RCA to complete its adjudication of Anchorage UNE rates.

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

     On November 10, 1999, the Company filed a formal appeal of the RCA’s order terminating the rural exemptions in the Alaska Superior Court. The issues in the case were fully briefed during the year 2000. The court denied the Company’s request to stay the RCA’s order terminating the rural exemptions on February 9, 2001 and subsequently upheld the RCA’s orders on November 26, 2001. The Company filed an appeal with the Alaska Supreme Court on December 26, 2001 and the Court heard oral argument in the matter on February 11, 2003. Although ACS Holdings believes that the appeals are well founded, it cannot predict the timing and outcome of this litigation.

     Subsequent to terminating the rural exemptions for the Fairbanks, Juneau-Douglas and ACSN’s Glacier State study area markets, the Company entered into unsuccessful negotiations for interconnection agreements with GCI. Interconnection issues, including the pricing for UNEs, were subject to an RCA arbitration during the year 2000. On September 5, 2000, the RCA issued orders largely ratifying the findings of the arbiter in these interconnection arbitration proceedings involving the Company and GCI. On September 25, 2000, the Company filed a protective appeal in the State Superior Court and a complaint in the Federal District Court for the District of Alaska, alleging various errors in the RCA orders. On October 5, 2000, the RCA issued final orders affirming the interconnection agreements arbitrated in these proceedings. The RCA also sought to dismiss the claims against it on the basis of sovereign immunity, and when its request was denied, it appealed the issue to the Ninth Circuit Court of Appeals. The Ninth Circuit has yet to render a decision on the RCA’s sovereign immunity claims. No court has ever ruled on the merits of ACS’ claims. Although ACS Holdings believes that its appeal and complaint are well founded, it cannot predict the timing and outcome of this litigation. The Company has and will continue to vigorously defend its proposed cost models and interconnection charges but it cannot be certain that it will be able to charge rates that provide fair compensation for providing UNEs and/or schedule discounted resale services.

     Since 1999, the Company has also entered into interconnection agreements with Alaska Fiber Star, LLC, TelAlaska Long Distance, Inc., Level 3, and other entities.

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

     Pursuant to the 1996 Act, federal USF payments are only available to carriers that are designated as eligible telecommunications carriers by a state public utilities commission. In areas served by rural LECs, the 1996 Act provides that a state public utilities commission may designate more than one eligible telecommunications carrier, in addition to the ILEC, only after determining that the designation of an additional eligible telecommunications carrier is consistent with the public interest. As a result, an incumbent rural LEC has an opportunity to maintain its status as the sole recipient of federal USF payments in its service area, even if it is subsequently subjected to competition. The RCA, however, has granted GCI’s request that it be designated an eligible telecommunications carrier in Fairbanks, Juneau, and Fort Wainwright, all of which are currently served by the Company’s subsidiaries. The addition of a second eligible telecommunications carrier in the service areas of ACS Holdings’ properties could have the effect of reducing the amount of funds available from the federal USF and could materially adversely affect the Company’s ability to achieve a reasonable rate of return on the capital invested in its network.

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

     Because the operating subsidiary companies of ACS Holdings provide interstate and international services, they are required to contribute to the federal USF a percentage of their revenue earned from their interstate and international services. Although the Company’s rural LECs receive subsidies from the federal USF, they cannot be certain of how, in the future, the Company’s contributions to the fund will compare to the subsidies they receive from the fund.

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

     The FCC has restricted the amount of wireless spectrum that a single entity may hold in a market. The FCC’s rule prohibited an entity from holding more than 55 MHz of spectrum in any particular market, however, this rule did sunset on January 1, 2003.

     The Communications Act preempts state and local regulation of the entry of, or the rates charged by, any provider of Commercial Mobile Radio Service (“CMRS”) which includes personal communications services and cellular services and the FCC does not regulate such rates. The FCC imposes, however, a variety of additional regulatory requirements on CMRS operators. For example CMRS operators must be able to transmit 911 calls from any qualified handset without credit check or validation, are required to provide the location of the 911 caller, within an increasingly narrow geographic tolerance over time, and in the future, will be required to provide 911 service for individuals with speech and hearing disabilities.

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

     The Company cannot predict the outcome of these proceedings before the FCC, the RCA or the courts.

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

     ACS Holdings’ wireless and television operations are also subject to regulations and guidelines that impose a variety of operational requirements relating to radio frequency emissions. The potential connection between radio frequency emissions and negative health effects, including some forms of cancer, has been the subject of substantial study by the scientific community in recent years. To date, the results of these studies have been inconclusive. Although the Company has not been named in any lawsuits alleging damages from radio frequency emissions, it is possible it could be in the future, particularly if scientific studies conclusively determine that radio frequency emissions are harmful.

Item 2. Properties

     At December 31, 2002, ACS Holdings’ telecommunications network includes over 640 sheath miles of fiber optic cable, over 188 switching facilities and a statewide wireless network. In addition, the Company purchased fiber capacity in May of 1999 and in January of 2001 for high-speed links within Alaska and for termination of traffic in the lower 49 states. The Company plans to continue enhancing its network to meet customer demand for increased bandwidth and advanced services. See “Business — Network Facilities.”

     Local Telephone. ACS Holdings’ primary local telephone properties consist of 188 switching facilities. The Company owns most of its administrative and maintenance facilities, customer service center, central office and remote switching platforms and transport and distribution network facilities. The Company’s local telephone assets are located in Alaska.

     ACS Holdings’ transport and distribution network facilities include a fiber optic backbone and copper wire distribution facilities that connect customers to remote switch locations or to the central office and to points of presence or interconnection with interexchange carriers. These facilities are located on land pursuant to permits, easements, right of ways or other agreements.

     Wireless. ACS Holdings has four digital switching centers, 111 cell sites and three repeaters covering substantially all major population centers and highway corridors in Alaska plus one analog switch and cell site covering Barrow, Alaska. In most cases, the Company leases the land on which these sites are located.

     Internet. ACS Holdings has point of presence facilities in over 34 communities serving the majority of Alaska’s populated areas. These communities are linked over both owned and leased facilities to the Internet at Seattle, Washington.

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

Item 4. Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the fourth quarter of 2002.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

     The Company is a wholly owned subsidiary of ACS Group and as such has no publicly traded equity securities.

Dividends

     The Company paid its parent, ACS Group, dividends of $2,346,906 during 2002. ACS Holdings’ bank credit agreement and indentures have certain restrictions governing its ability to pay dividends to ACS Group.

Item 6. Selected Financial Data

SELECTED HISTORICAL FINANCIAL DATA

     The following table sets forth selected historical condensed consolidated financial data of ACS Holdings. Consider the following points in connection with the table:

•	Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. Upon adoption and completion of the analysis required under SFAS No, 142, a transitional impairment loss of $105,350 was recognized as the cumulative effect of a change in accounting principle in the first quarter of 2002. The Company performed its required annual goodwill impairment test as of October 1, 2002 and recognized an impairment loss of $64.8 million in operating expenses for the year ended December 31, 2002.

•	On March 30, 2002, the Company approved a plan to sell its wireless cable television service segment. As a result of this decision, the operating revenue and expense of this segment has been classified as discontinued operations for all periods presented.

•	Certain reclassifications have been made to the 2001 and 2000 financial statements to make them conform to the current year’s presentation.

•	The selected historical consolidated operating data for the year ended December 31, 1999 represents the consolidated results of ACS Holdings from May 15, 1999 through December 31, 1999. Certain reclassifications have been made to the 1999 consolidated operations to conform to the current presentation of ACS Holdings’ consolidated operations.

     The selected historical consolidated financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements of ACS Holdings and the related notes. See Index to Consolidated Financial Statements and Schedule which appears on page F-1 hereof.

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC. AND SUBSIDIARIES
For the Years Ended December 31, 2002, 2001, 2000, and 1999
(dollars in thousands, except per share amounts

	2002	2001	2000	1999

Operating Data:
Operating revenues	$343,502	$332,215	$313,527	$192,786
Operating expenses	366,266	285,092	279,759	176,207

Operating income (loss)	(22,764)	47,123	33,768	16,579
Other income (expense)	(46,910)	(54,246)	(58,701)	(37,275)

Loss before income taxes, discontinued operations and cumulative cumulative effect of change in accounting principle	(69,674)	(7,123)	(24,933)	(20,696)
Income tax benefit	—	195	197	301

Loss from continuing operations	(69,674)	(6,928)	(24,736)	(20,395)
Loss from discontinued operations	(7,632)	(1,718)	(917)	(306)

Loss before cumulative effect of change in accounting principle	(77,306)	(8,646)	(25,653)	(20,701)
Cumulative effect of change in accounting principle	(105,350)	—	—	—

Net loss	$(182,656)	$(8,646)	$(25,653)	$(20,701)

Balance Sheet Data (end of period)
Total assets	$704,982	$903,542	$909,306	$937,711
Long-term debt including current portion	592,831	596,603	599,642	598,407
Stockholder’s equity	18,618	208,678	231,153	266,541
Other Financial Data:
Cash provided (used) by operating activities	$65,799	$76,638	$143,547	$(50,648)
Cash used by investing activities	(78,571)	(94,483)	(74,699)	(774,653)
Cash provided (used) by financing activities	(9,675)	(3,039)	(15,958)	833,741
Capital expenditures	71,464	87,582	72,253	74,792

SELECTED HISTORICAL FINANCIAL DATA-ATU AND CENTURYTEL’S ALASKA PROPERTIES

     The following table sets forth selected historical combined financial data of CenturyTel’s Alaska Properties and ATU for the year ended December 31, 1998 and as of December 31, 1998 (dollars in thousands).

     The Company derived the selected historical combined financial data for CenturyTel’s Alaska Properties from the audited combined financial statements and the related notes of CenturyTel’s Alaska Properties and is presented on CenturyTel’s basis of accounting.

     ACS Holdings derived the selected historical financial data for ATU from the audited financial statements and the related notes of ATU. Consider the following points for ATU in connection with the table:

•	“Other income (expense)” includes the equity in earnings (losses) from minority investments.

•	During the periods presented, ATU was a public utility of the Municipality of Anchorage and was exempt from federal and state taxes on income.

•	Net cash data includes information from ATU financial statements prepared in accordance with governmental accounting standards. Under Governmental Accounting Standards Board (“GASB”) Statement No. 20, Accounting And Financial Reporting For Proprietary Funds And Other Governmental Entities That Use Proprietary Fund Accounting, ATU applied all applicable GASB pronouncements and all Financial Accounting Standards Board (“FASB”) Statements and Interpretations, Accounting Principles, Board Opinions and Accounting Research Bulletins, unless they conflict with or contradict GASB pronouncements. ATU followed the provisions of GASB Statement No. 27 to account for pension and post-retirement costs, which differs from FASB Statement No. 87 and FASB Statement No. 106 regarding the methodology for calculation of such costs and how they are recorded and disclosed. It is not practicable to quantify the differences between the statements without an additional complete actuarial valuation because the actuarial calculations for FASB Statement No. 87 purposes require different assumptions and represent different measurement basis. Other differences between GASB and FASB have been evaluated and have been determined not to be material for the periods presented.

		CenturyTel's
		Alaska
	ATU	Properties

Operating Data:
Operating revenues	$157,097	$124,509
Operating expenses	134,204	104,595

Operating income	22,893	19,914
Other income (expense)	(9,323)	(1,049)

Income before income taxes	13,570	18,865
Income taxes	—	9,218

Net income	$13,570	$9,647

Balance Sheet Data (end of period):
Total assets	$350,245	$472,660
Long-term debt including current portion	172,521	43,408
Stockholders’ equity	141,884	400,962
Other Financial Data:
Cash provided by operating activities	$53,207	$38,291
Cash used by investing activities	(5,659)	(26,664)
Cash used by financing activities	(33,580)	(3,770)
Capital expenditures	29,644	26,799

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

     Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of important factors. Examples of these factors include (without limitation) rapid technological developments and changes in the telecommunications industries; ongoing deregulation (and the resulting likelihood of significantly increased price and product/service competition) in the telecommunications industry as a result of the 1996 Act and other similar federal and state legislation and the federal and state rules and regulations enacted pursuant to that legislation; regulatory limitations on the Company’s ability to change its pricing for communications services; the possible future unavailability of SFAS No. 71, Accounting for the Effects of Certain Types of Regulation, to the Company’s wireline subsidiaries; and possible changes in the demand for the Company’s products and services. In addition to these factors, actual future performance, outcomes and results may differ materially because of other, more general, factors including (without limitation) changes in general industry and market conditions and growth rates; changes in interest rates or other general national, regional or local economic conditions; governmental and public policy changes; changes in accounting policies or practices adopted voluntarily or as required by accounting principles generally accepted in the United States of America; and the continued availability of financing in the amounts, at the terms and on the conditions necessary to support the Company’s future business.

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

Alaska Communications Systems Holdings

     ACS Holdings is a wholly owned subsidiary of ACS Group. ACS Holdings was formed in 1998 by Fox Paine & Company, members of the former senior management team of Pacific Telecom, Inc., and other experienced telecommunications industry executives. In May 1999, the Company acquired Century Telephone Enterprises, Inc.’s Alaska properties and Anchorage Telephone Utility or ATU CenturyTel’s Alaska Properties were the incumbent provider of local telephone services in Juneau, Fairbanks and more than 70 rural communities in Alaska and provided Internet services to customers statewide. CenturyTel’s Alaska Properties included ACS of Fairbanks, Inc., ACS of Alaska, Inc., and ACS of the Northland, Inc. ATU was the largest LEC in Alaska and provided local telephone and long distance services primarily in Anchorage and wireless services statewide. ATU provided long distance services through ATU Long Distance, Inc. and wireless services through MACtel, Inc. These companies are now known as ACS of Anchorage, Inc., ACS Long Distance, Inc. and ACS Wireless, Inc.

     On January 1, 2001, the Company established ACS InfoSource, Inc. as a separate operation and transferred to it the Company’s yellow pages directory advertising business and assets which were previously included as a component of four different local telephone exchange carriers operating in Alaska which are also wholly-owned subsidiaries of the Company.

     The consolidated financial statements for ACS Holdings represent the operations principally of the following entities:

•	Alaska Communications Systems Holdings, Inc.
•	ACS of Alaska, Inc.
•	ACS of the Northland, Inc.
•	ACS of Fairbanks, Inc.
•	ACS of Anchorage, Inc.
•	ACS Wireless, Inc.
•	ACS Long Distance, Inc.
•	ACS Television, L.L.C.
•	ACS Internet, Inc.
•	ACS InfoSource, Inc.

     Prior to the consummation of the acquisitions of CenturyTel’s Alaska Properties and ATU in May 1999, ACS Holdings had no operations.

     Today, ACS Holdings generates revenue primarily through:

•	the provision of local telephone services, including:
•	basic local service to retail customers within ACS Holdings’ service areas,
•	wholesale service to CLECs,
•	network access services to interexchange carriers for origination and termination of interstate and intrastate long distance phone calls,
•	enhanced services,
•	ancillary services, such as B&C, and
•	universal service payments;
•	the provision of wireless services;
•	the provision of yellow pages directory advertising;
•	the provision of Internet services; and

•	the provision of interexchange network long-distance and data services.

     ACS Holdings also recognizes its proportionate share of the net income or loss of its minority-owned investments.

     Within the telecommunications industry, LECs have historically enjoyed stable revenue and cash flow from local exchange operations resulting from the need for basic telecommunications services, the highly regulated nature of the telecommunications industry and, in the case of rural LECs, the underlying cost recovery settlement and support mechanisms applicable to local exchange operations. Basic local service is generally provided at a flat monthly rate and allows the user to place unlimited calls within a defined local calling area. Access revenues are generated by providing interexchange carriers access to the LEC’s local network and its customers. Universal service revenues are a subsidy paid to rural LECs to support the high cost of providing service in rural markets. Other service revenue is generated from ancillary services and enhanced services.

     Changes in revenue are largely attributable to changes in the number of access lines, local service rates and minutes of use. Other factors can also impact revenue, including:

•	intrastate and interstate revenue settlement methodologies,
•	authorized rates of return for regulated services,
•	whether an access line is used by a business or residential subscriber,
•	intrastate and interstate calling patterns,
•	customers’ selection of various local rate plan options,
•	selection of enhanced calling services, such as voice mail
•	other subscriber usage characteristics.

     LECs have three basic tiers of customers:

•	business and residential customers located in their local service areas that pay for local phone service,
•	interexchange carriers that pay for access to long distance calling customers located within its local service areas and
•	CLEC’s that pay for wholesale access to the Company’s network in order to provide competitive local service on either a wholesale or UNE basis as prescribed under the 1996 Act.

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

     Access revenue is recognized when earned. The Company participates in toll revenue pools with other telephone companies. Such pools are funded by toll revenue and/or access charges regulated by the RCA within the intrastate jurisdiction and the FCC within the interstate jurisdiction. Much of the interstate access revenue is initially recorded based on estimates. These estimates are derived from interim financial statements, available separations studies and the most recent information available about achieved rates of return. These estimates are subject to adjustment in future accounting periods as additional operational information becomes available. To the extent that disputes arise over revenue settlements, the Company’s policy is to defer revenue collected until settlement methodologies are resolved and finalized. At December 31, 2002, the Company had recorded liabilities of $20.5 million related to its estimate of refundable access revenue. Actual results could vary from this estimate.

     The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred taxes reflect the temporary differences between the financial and tax bases of assets and liabilities using the enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent that it is more likely than not that such deferred tax assets will not be realized. If the Company thought it was more likely than not that all of its deferred tax assets would be realized in future periods, the Company’s previously reported net losses for the three years ended December 31, 2002 would decrease by up to $90.4 million and its accumulated deficit would decrease from $249.7 million to $159.3 million.

     The local telephone exchange operations of the Company account for costs in accordance with the accounting principles for regulated enterprises prescribed by SFAS No. 71, Accounting for the Effects of Certain Types of Regulation. This accounting recognizes the economic effects of rate regulation by recording cost and a return on investment as such amounts are recovered through rates authorized by regulatory authorities. Accordingly, under SFAS No. 71, plant and equipment is depreciated over lives approved by regulators and certain costs and obligations are deferred based upon approvals received from regulators to permit recovery of such amounts in future years. Historically, lives approved for regulatory purposes have approximated economically useful lives. On July 21, 2002, the Company received an order from the RCA which appears to extend lives approved for rate-making purposes beyond the economically useful lives of the underlying assets. Management petitioned for reconsideration, and the RCA has agreed to take additional testimony. A final order on the matter is not expected until the second quarter of 2003. As of December 31, 2002 the Company has deferred as a regulatory asset $0.9 million of costs incurred in connection with regulatory rate making proceedings, which will be amortized in future periods. If the Company were not following SFAS No. 71, these costs would have been charged to expense as incurred.

     Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. In accordance with the guidelines of this accounting principle, goodwill and indefinite-lived intangible assets are no longer amortized but will be assessed for impairment on at least an annual basis. SFAS No. 142 requires that goodwill be tested for impairment at the reporting unit level upon adoption and at least annually thereafter, utilizing a two-step methodology. The initial step requires the Company to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such unit. If the fair value exceeds the carrying value, no impairment loss would be recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of the unit may be impaired. The amount, if any, of the impairment is then measured in the second step. The Company determined the fair value of each reporting unit for purposes of this test primarily by using a discounted cash flow valuation technique. Significant estimates used in the valuation include estimates of future cash flows, both future short-term and long-term growth rates, and estimated cost of capital for purposes of arriving at a discount factor. At December 31, 2002, the Company had recorded goodwill of $77.2 million and had recorded a transitional impairment loss of $105.4 million and an impairment loss of $64.8 million based on the annual impairment test.

Results of Operations

     The following table summarizes ACS Holdings’ operations for the years ended December 31, 2002, 2001, and 2000. Certain reclassifications have been made to 2001 and 2000 to conform to the current presentation of ACS Holdings’ consolidated operations.

	Year Ended December 31,

	2002	2001	2000

	(in thousands)
Operating revenues:
Local telephone:
Local network service	$99,512	$96,270	$94,098
Network access revenue	108,335	102,977	105,172
Deregulated revenue and other	18,600	22,164	22,998

Total local telephone	226,447	221,411	222,268
Wireless	43,180	41,894	41,155
Directory	33,604	33,870	29,156
Internet	20,847	13,724	9,170
Interexchange	19,424	21,316	11,778

Total operating revenues	343,502	332,215	313,527
Operating expenses:
Local telephone	117,277	120,465	131,542
Wireless	27,912	25,649	26,306
Directory	14,170	14,684	13,334
Internet	29,502	15,677	11,785
Interexchange	27,547	29,509	19,749
Unusual charges	—	—	5,288
Depreciation and amortization	82,940	79,108	71,755
Loss on disposal of assets, net	2,163	—	—
Goodwill impairment loss	64,755	—	—

Total operating expenses	366,266	285,092	279,759

Operating income (loss)	(22,764)	47,123	33,768
Other income and expense:
Interest expense	(49,113)	(57,565)	(61,958)
Interest income and other	2,203	3,250	3,560
Equity in income (loss) of investments	—	69	(303)

Total other income (expense)	(46,910)	(54,246)	(58,701)

Loss before income taxes, discontinued operations and cumulative effect of change in accounting principle	(69,674)	(7,123)	(24,933)
Income tax benefit	—	195	197

Loss from continuing operations	(69,674)	(6,928)	(24,736)
Loss from discontinued operations	(7,632)	(1,718)	(917)

Loss before cumulative effect of change in accounting principle	(77,306)	(8,646)	(25,653)
Cumulative effect of change in accounting principle	(105,350)	—	—

Net loss	$(182,656)	$(8,646)	$(25,653)

Twelve Months Ended December 31, 2002 Compared to Twelve Months Ended December 31, 2001

     Operating Revenues

     Operating revenues increased $11.3 million, or 3.4%, for the year ended December 31, 2002 compared to the year ended December 31, 2001. Local telephone, wireless and Internet revenues increased compared to the prior period.

     Local Telephone

     Local telephone revenues, which consist of local network service, network access revenue, and deregulated revenues and other, increased $5.0 million, or 2.3%, for the year ended December 31, 2002 compared to the same period in 2001.

     The local network service component of local telephone revenues was $99.5 million during 2002 compared with $96.3 million during 2001. Revenue increased $3.2 million or 3.4% from the prior year, while average access lines in service decreased 1.0% to 327,965. The increase in revenue is due to an increase of approximately $2.1 million in additional feature, service order, directory assistance and wireless access revenue and approximately $1.1 million of additional local private line revenue. The revenue increase from approximately $4.9 million of rate increases for both retail and UNE local service rates implemented during the fourth quarter of 2001 at ACSA, as discussed below, was substantially offset by loss of retail market share to competition exacerbated by below cost UNE rates coupled with the Company’s promotion of discounted term contracts designed to defend market share.

     The Company believes it is earning less than its required rate of return for local network service in several of its markets and filed local service rate cases for all of its LEC businesses with the RCA on July 2, 2001 aimed at making up this deficiency. Subsequently, in October 2001, the Company filed for interim and refundable local service rates in its Anchorage market in order to expedite a partial recovery of the total revenue deficiency. On November 15, 2001 the RCA approved an interim and refundable rate increase for ACSA of 24% for certain services. This interim and refundable rate increase was implemented in November 2001 and generated approximately $4.2 million in additional revenue in 2002. The Company expects the RCA to continue to hold hearings during 2003 and to adjudicate final local service rates during 2003 or 2004.

     The Company continued to experience loss of retail market share for local network service in its Anchorage, Fairbanks and Juneau service areas during the year. Generally, when the Company loses a retail local network service line to a competitor, it continues to provide the line to the competitor on a wholesale basis at reduced revenue per line. Management believes that the continuing loss of market share it has experienced in certain of its markets is partially attributable to below cost interconnection rates mandated by the RCA for UNEs. During the second quarter of 2001, the Company reopened interconnection proceedings for its Anchorage market and filed for an interim and refundable UNE rate increase of approximately $10 per month per loop. On October 25, 2001, the RCA granted ACSA an interim and refundable UNE rate increase of $1.07, increasing the UNE rates from $13.85 to $14.92. The interim and refundable rate increase was implemented in November 2001 and generated approximately $0.7 million in additional revenue during 2002. The Company expects the RCA to hold hearings during 2003 and adjudicate final Anchorage UNE rates during 2003 or 2004. See “Business — Regulation” under Item 1 of Part I of this report for further discussion.

     Network access revenues increased by $5.4 million, or 5.2%, from $103.0 million in 2001 to $108.3 million in 2002. Network access revenue is based on a regulated return on rate base and recovery of allowable expense associated with the origination and termination of toll calls for the Company’s retail and resale customers. During the second quarter of 2002, the Company recognized as revenue $11.1 million of previously deferred interstate access revenue related to a dispute on interstate access rates for the Anchorage market based on a favorable ruling by the District of Columbia Court of Appeals. After consideration of the revenue recognized as a result of the favorable ruling by the court, the decrease in network access revenue compared to the corresponding period in 2001 is due primarily to a shift from retail and wholesale lines to UNEs.

Management expects that network access revenue will decline as a component of local telephone revenue for the foreseeable future.

     Deregulated and other revenues, which declined $3.6 million, or 16.1% from 2001, consists principally of B&C services, space and power rents, deregulated equipment sales, paystation revenues, regulated directory listing revenue, and other miscellaneous telephone revenues The decline in deregulated and other revenue was due primarily to a decrease in deregulated equipment sales of approximately $3.0 million. CPE sales tend to fluctuate significantly from quarter to quarter and management believes they have also been impacted by recent economic concerns in the marketplace and technology alternatives.

     Wireless

     Wireless revenues increased $1.3 million, or 3.1%, to $43.2 million for the year ended December 31, 2002 compared to $41.9 million for the year ended December 31, 2001. This increase is due primarily to growth in average subscribers of 4.0% from 78,027 in 2001 to 81,170 in 2002. Average revenue per unit, or ARPU, decreased slightly from $44.74 in 2001 to $44.33 in 2002.

     Directory

     Although directory revenues decreased slightly to $33.6 million in 2002 from $33.9 million in 2001, the directory business continued its solid profitable performance. Management expects the growth in directory revenue to slow due to the recent economic uncertainty and its impacts on the advertising and publishing marketplace and as other advertising media, such as the Internet, compete for this business.

     Internet

     Internet revenues increased from $13.7 million in 2001 to $20.8 million in 2002 — an increase of $7.1 million, or 51.9%. This increase is primarily due to revenue associated with the Company’s contract with the State of Alaska and growth in DSL subscribers of 71.8% from 7,041 in 2001 to 12,096 in 2002. Also contributing to the increase was the additional revenues resulting from the acquisition of MosquitoNet in July of 2001.

     On December 10, 2001, the Company entered into a five year contract with the State of Alaska to provide a broad range of telecommunications services, many of which will be provided over an IP network and supported by a service center owned and operated by ACSI. Services under this contract began to be implemented during the second quarter of 2002. The Company anticipates revenue for this segment will increase in future periods as additional services are provisioned under the terms of the contract. The Company anticipates substantial capital investments of between $25 million and $30 million over the term of the contract to support the telecommunications needs of this customer, of which it has expended approximately $12.4 million through December 31, 2002.

     Interexchange

     Interexchange revenue decreased from $21.3 million in 2001 to $19.4 million in 2002 — a decrease of $1.9 million, or 8.9%. The decrease was due to a decline in long distance minutes of use from 219.6 million in 2001 to 153.4 million in 2002. Long distance subscribers increased from 65,705 at December 31, 2001 to 70,000 at December 31, 2002. The decline in minutes of use was due to the Company’s decision to terminate an unlimited $20 per month interstate calling plan in May of 2001, increased competition in the marketplace, and the popularity of discount long distance calling cards.

     Operating Expenses

     Operating expenses increased $81.2 million, or 28.5%, from $285.1 million for the year ended December 31, 2001 to $366.3 million for the year ended December 31, 2002.

     Local Telephone

     The components of local telephone expense are plant specific operations, plant non-specific operations, customer operations, corporate operations and property and other operating tax expense. Depreciation and amortization associated with the operation of the local telephone segment is included in total depreciation and amortization. Local telephone expense decreased from $120.5 million for the year ended December 31, 2001 to $117.3 million for the year ended December 31, 2002 — a decrease of $3.2 million or 2.6%. As a percentage of local telephone revenue, local telephone expense decreased from 54.4% for 2001 to 51.8% for 2002. These results reflect continued improvements in the Company’s cost structure, including workforce reductions and benefits derived from the deployment of information systems.

     Wireless

     Wireless expense increased $2.3 million, or 8.8%, for the year ended December 31, 2002 compared to the year ended December 31, 2001. This increase is substantially due to an increase of minutes of use from 162.0 million in 2001 to 196.8 million in 2002.

     Directory

     Directory expense decreased $0.5 million from $14.7 million in 2001 to $14.2 million in 2002. The decline in expenses is due to a decrease in costs of goods sold in 2002.

     Internet

     Internet expenses increased by $13.8 million, or 88.2%. The increase in Internet expense was due principally to start-up expenses associated with commencing services under the State of Alaska telecommunications contract. On December 10, 2001, the Company entered into a five year contract with the State of Alaska to provide a broad range of telecommunications services, many of which will be provided over an IP network and supported by a service center owned and operated by ACSI. The Company anticipates expense for this segment to level out or decline as it completes the integration of the State of Alaska services.

     Interexchange

     Interexchange expenses decreased by $2.0 million, or 6.6%. The majority of this decrease was the result of the decline in long distance minutes of use as discussed under interexchange service revenue.

     Depreciation and Amortization

     Depreciation and amortization expense increased $3.8 million, or 4.8%, due principally to increases in plant in service in 2002 and the adoption of shorter depreciable lives for certain classes of assets over the corresponding period of 2001, offset by ceasing goodwill amortization with the adoption of SFAS No. 142, Goodwill and Intangible Assets on January 1, 2002. Depreciation and amortization expense in 2001 included $7.7 million of goodwill amortization. Under SFAS No. 142, goodwill is no longer amortized but is instead subjected to an annual impairment test.

     Loss on disposal of assets

     The Company recorded a non-cash loss on disposal of assets of $2.2 million during 2002 as a result of retiring certain assets no longer in use which were not fully depreciated at their retirement date.

     Goodwill impairment loss

     The Company recorded a non-cash goodwill impairment charge during the fourth quarter of 2002 of $64.8 million as a result of its annual goodwill impairment test under SFAS No. 142, Goodwill and Intangible

Assets. See Note 5 “Goodwill and Other Intangible Assets” in the Notes to Consolidated Financial Statements included elsewhere in this 10-K for additional information.

     Interest Expense and Interest Income and other

     Interest expense decreased $8.5 million, or 14.7%, for the year ended December 31, 2002 compared to the year ended December 31, 2001, principally as a result of market effects on the Company’s variable interest rate debt. In addition, during the second quarter of 2002, the Company reversed previously accrued interest expense of $1.7 million as a result of a favorable ruling by the District of Columbia Court of Appeals related to a dispute on interstate access rates for the Anchorage market. Interest income and other also declined by $1.1 million, or 32.2%, as a result of a lower average invested cash balance and lower market interest rates during 2002 compared to 2001.

     Income Taxes

     ACS Holdings has fully reserved the income tax benefit resulting from the consolidated losses it has incurred since May 14, 1999 — the date of the acquisition of substantially all of its operations.

     Discontinued Operations

     On March 30, 2002, the Company’s management approved a plan to offer for sale its wireless cable television service segment. As a result of this decision, the operating revenue and expense of this segment has been classified as discontinued operations under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, for all periods presented and the assets and liabilities of the disposal group have been written down to their fair value, net of expected selling expense. The write down and results of operations of this discontinued segment resulted in a charge to discontinued operations of $7.6 million and $1.7 million for the periods ended December 31, 2002 and 2001, respectively. The Company has fully reserved in the form of a valuation allowance the income tax benefit of this discontinuance.

     Cumulative Effect of Change in Accounting Principle

     During the second quarter of fiscal 2002, the Company also completed the transitional review for goodwill impairment required under SFAS No. 142, Goodwill and Intangible Assets. This review indicated that goodwill recorded in the local telephone, Internet and interexchange segments was impaired as of January 1, 2002. Accordingly, the Company measured and recognized a transitional impairment loss of $105.4 million as a cumulative effect of a change in accounting principle. See Note 5 “Goodwill and Other Intangible Assets” in the Notes to Consolidated Financial Statements included elsewhere in this 10-K for additional discussion of the impact of this statement on the Company’s consolidated financial statements.

     Net Loss

     The increase in net loss is primarily a result of the factors discussed above.

     Twelve Months Ended December 31, 2001 Compared to Twelve Months Ended December 31, 2000

     Operating Revenues

     Operating revenues increased $18.7 million, or 6.0%, for the year ended December 31, 2001 compared to the year ended December 31, 2000. Wireless, directory, Internet and interexchange revenues increased compared to the prior period.

     Local Telephone

     Local telephone revenues, which consist of local network service, network access revenue, and deregulated revenues and other, decreased $0.9 million, or 0.4%, for the year ended December 31, 2001 compared to the same period in 2000.

     The local network service component of local telephone revenues was $96.3 million during 2001 compared with $94.1 million during 2000. Revenue increased $2.2 million or 2.3% from 2000, while average access lines in service increased 1.1% to 331,192. The net increase was due primarily to lower charges for uncollectible accounts as the Company improved its collection processes. The charges for uncollectible accounts recorded against local network service revenue in 2000 were $2.7 million in excess of those recorded during 2001, accounting for more than 100% of the increase in local network service revenue.

     The Company continued to experience loss of retail market share for local network service in its Anchorage and Fairbanks service areas during 2001. Generally, when the Company loses a retail local network service line to a competitor, it continues to provide the line to the competitor on a wholesale basis at reduced revenue per line. Management believes that the continuing loss of market share it has experienced in certain of its markets is partially attributable to below cost interconnection rates mandated by the RCA for UNEs. During the second quarter of 2001, the Company reopened interconnection proceedings for its Anchorage market and filed for an interim and refundable UNE rate increase of approximately $10 per month per loop. On October 25, 2001, the RCA granted ACSA an interim and refundable UNE rate increase of $1.07, bringing the UNE rate up from $13.85 to $14.92. See “Business — Regulation” under Item 1 of Part I of this report for further discussion.

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

     Wireless

     Wireless revenues increased $0.7 million, or 1.8%, to $41.9 million for the year ended December 31, 2001 compared to $41.2 million for the year ended December 31, 2000. This growth in revenue is due to growth in average wireless subscribers to 78,027 in 2001 from 74,501 in 2000, or 4.7%, and a decrease in average revenue per unit, or ARPU, from $46.03 in 2000 to $44.74 in 2001. The decrease in ARPU is the result of competitive digital statewide and national pricing programs implemented during 2001 that offer more minutes and free features than the previous plans for the same price, coupled with other sales promotions. These competitive plans have resulted in increased total revenues and market share but lower revenue per unit.

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

     Operating Expenses

     Operating expenses increased $5.3 million, or 1.9%, from $279.8 million for the year ended December 31, 2000 to $285.1 million for the year ended December 31, 2001. Operating expenses decreased as a percentage of operating revenues from 89.2% in 2000 to 85.8% in 2001.

     Local Telephone

     The components of local telephone expense are plant specific operations, plant non-specific operations, customer operations, corporate operations and property and other operating tax expense. Depreciation and amortization associated with the operation of the local telephone segment is included in total depreciation and amortization. Local telephone expense decreased from $131.5 million for the year ended December 31, 2000 to $120.5 million for the year ended December 31, 2001 — a decrease of $11.1 million or 8.4%. As a percentage of local telephone revenue, local telephone expense decreased from 59.2% for 2000 to 54.4% for 2001. These results reflect continued improvements in the Company’s cost structure, including workforce reductions, benefits derived from the deployment of information systems, and other synergies realized through the consolidation of the operations the Company acquired in 1999.

     Wireless

     Wireless expense decreased $0.7 million, or 2.5%, for the year ended December 31, 2001 compared to the year ended December 31, 2000. Wireless expense was 63.9% of wireless revenues for 2000 and 61.2% of wireless revenues for 2001.

     Directory

     Directory expenses increased $1.4 million from $13.3 million in 2000 to $14.7 million in 2001. As a percent of directory revenue, expenses were 43.4% for 2001 compared to 45.7% for 2000. This margin improvement is due to stable fixed cost combined with increasing directory revenue.

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

     Depreciation and Amortization

     Depreciation and amortization expense increased $7.4 million, or 10.2%, due principally to increases in plant in service for the year ended December 31, 2001 over the corresponding period of 2000. Depreciation and amortization expense includes $7.7 million of goodwill amortization for each of 2001 and 2000. The Company adopted on January 1, 2002, SFAS No. 142, Goodwill and Intangible Assets. Goodwill will no longer be amortized in 2002 and will instead be subjected to an annual impairment test.

     Interest Expense and Interest Income and other

     Interest expense decreased $4.4 million, or 7.1%, for the year ended December 31, 2001 compared to the year ended December 31, 2000, principally as a result of market effects on the Company’s variable interest rate debt. Interest income and other also declined by $0.3 million, or 8.7%, as a result of a lower average invested cash balance and lower market interest rates during 2001 compared to 2000.

     Income Taxes

     ACS Holdings has fully reserved the income tax benefit resulting from the consolidated losses it has incurred since May 14, 1999 — the date of the acquisition of substantially all of its operations.

     Discontinued Operations

     On March 30, 2002, the Company’s management approved a plan to offer for sale its wireless cable television service segment. As a result of this decision, the operating revenue and expense of this segment has been classified as discontinued operations under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, for all periods presented and the assets and liabilities of the disposal group were written down to their fair value, net of expected selling expense. The results of operations of this discontinued segment resulted in a charge to discontinued operations of $1.7 million and $0.9 million for the periods ended December 31, 2001 and 2000, respectively. The Company has fully reserved in the form of a valuation allowance the income tax benefit of this discontinuance.

     Net Loss

     The decrease in net loss is primarily a result of the factors discussed above.

Liquidity and Capital Resources

     ACS Holdings has satisfied its cash requirements for operations, capital expenditures and debt service primarily through internally generated funds, the sale of ACS Group stock and subsequent contribution of capital by ACS Group, and debt financing. For the twelve months ended December 31, 2002 the Company’s cash flows from operating activities were $65.8 million. At December 31, 2002, the Company had approximately $25.7 million in net working capital, with approximately $18.6 million represented by cash and cash equivalents and $3.4 million by restricted cash. As of December 31, 2002 the Company had $75.0 million of remaining capacity under its revolving credit facility, representing 100% of available capacity.

     The Company has a $430.7 million bank credit agreement (“Senior Credit Facility”) and $150.0 million in 9.375% senior subordinated notes due 2009, representing substantially all of the Company’s long-term debt of $592.8 million as of December 31, 2002. In addition, $17.3 million in 13% senior discount debentures due 2011 are recorded at ACS Group and are collateralized by substantially all assets of the Company. Interest on ACS Holdings’ senior subordinated notes and ACS Group’s senior discount debentures are payable semiannually. Interest on borrowings under the Senior Credit Facility is payable monthly, quarterly or semi-annually at the Company’s option. The Senior Credit Facility requires $4.4 million in annual principal payments commencing on May 14, 2002, with balloon payments in each of 2006, 2007, and 2008. The Senior Credit Facility contains a number of restrictive covenants and events of default, including covenants limiting capital expenditures, incurrence of debt, and the payment of dividends, and requires the Company to achieve certain financial ratios. The Company is in compliance with all of its debt covenants. See Note 7 “Long-term Obligations” in the Notes to Consolidated Financial Statements included elsewhere in this 10-K. During the second quarter of 2002, the Company’s lenders approved an amendment to its Senior Credit Facility that, among other things, permits the Company to repurchase up to $15 million of its outstanding common stock over the term of the Senior Credit Facility.

     The Company employs an interest rate hedge transaction, which fixes at 5.99% the underlying variable rate on $217.5 million of the borrowings under the Senior Credit Facility, expiring in June 2004. The underlying variable rate for the Senior Credit Facility is based on the one, three or six month London Interbank Offer Rate (“LIBOR”) at the Company’s option, which is adjusted at each rollover date.

     In December 2001, the Company entered into a material contract with the State of Alaska to provide it with comprehensive telecommunications services for a period of five years. This contract obligates the Company to, among other things, provide on the state’s behalf CPE and other capital assets which the Company believes will range between $25 million and $30 million over the term of the agreement, of which approximately $12.4 million has been expended through December 31, 2002. The Company intends to fund this commitment with cash on hand and cash flows from operations.

     On July 15, 2002 the Company fulfilled a commitment to Neptune Communications, L.L.C. (“Neptune”) to provide to that party a loan in the form of an unsecured note receivable totaling $15 million in return for certain consideration. The note bears interest at the applicable federal rate, which was 5.61% at the date of issuance, and matures on July 15, 2022. Interest is payable semiannually, but the borrower may elect to add the interest to the principal in lieu of cash payments. The commitment was funded with cash on hand. In connection with this note, Neptune has granted the Company an option to purchase certain network assets of Neptune, no later than January 2, 2006, at a price equal to the then outstanding loan balance. The Company has also entered into a strategic agreement with Neptune for the life of the fiber optic cable system owned by Neptune. The significant provisions of this agreement are: i) purchase commitments by the Company for capacity in 2005 and 2007, the final price and quantity of which are subject to future events, ii) Neptune’s restoration of the Company’s traffic carried on another cable system, iii) and specific interconnection arrangements between the Company and Neptune, should the Company exercise its option to purchase certain network assets from Neptune. The Company is currently renegotiating the terms and conditions of this agreement and it is not possible to determine the ultimate outcome of these negotiations at this time.

     The following table summarizes the Company’s contractual obligations and commitments with quantifiable payment terms as of December 31, 2002:

	Total	2003	2004-2005	2006-2007	Thereafter

Long-term debt	$580,650	$4,350	$8,700	$290,700	$276,900
Capital leases	12,181	1,583	2,620	2,054	5,924
Operating leases	9,538	2,474	3,302	1,808	1,954

Total contractual cash obligations	$602,369	$8,407	$14,622	$294,562	$284,778

     The local telephone network requires the timely maintenance of plant and infrastructure. The Company’s historical capital expenditures have been significant. The construction and geographic expansion of the Company’s wireless network has required significant capital. The implementation of the Company’s interexchange network and data services strategy is also capital intensive. In 1999, the Company purchased fiber capacity for $19.5 million, which was funded with monies borrowed to finance the 1999 acquisitions. Capital expenditures for 2000 were $72.3 million, including $3.2 million in capital leases. Capital expenditures for 2001 were $87.6 million, including $19.5 million for additional fiber capacity and $15.0 million for an IP based network and service center. Capital expenditures for 2002 were $71.4 million, including 4.2 million in capital leases, approximately $12.4 million necessary to meet its obligations under a contract with the State of Alaska and approximately $5.0 million for the first phase of its buildout of PCS licenses. The Company anticipates capital spending of between $60 million and $65 million for 2003. The Company intends to fund its future capital expenditures with cash on hand, through internally generated cash flows, and if necessary, through borrowings under the revolving credit facility.

     The Company has been authorized by its Board of Directors to evaluate the possible disposition of its directory business, ACSIS. This transaction, if completed, would result in a de-leveraging of the Company’s balance sheet and generate cash for other corporate objectives. The Company expects to file on or about March 6, 2003, a preliminary prospectus with Canadian securities regulators relating to a proposed public offering in Canada of ACSIS through a Canadian income fund. Any prospective sale of ACSIS is subject to the approval of the Company’s Board of Directors, which is dependent upon terms and pricing. Any such sale is also contingent upon a number of conditions including approval by securities regulators, the approval of an amendment of certain terms and conditions of the Company’s senior credit facility and market conditions. There can be no assurance that the Company will consummate any transaction to sell ACSIS.

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

Effect of New Accounting Standards

     In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002, and have been included in Note 20 “Commitments, Contingencies and Guarantees” in the Notes to Consolidated Financial Statements included elsewhere in this 10-K. The recognition and measurement provisions are effective on a prospective basis to guarantees issued or modified after December 31, 2002. The Company does not believe the adoption of this interpretation will have a material impact on its financial position, results of operations, or cash flows.

     On August 15, 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which is effective for the Company’s fiscal year beginning January 1, 2003. This statement requires, among other things, the accounting and reporting of legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal operation of a long-lived asset. The Company is evaluating, but has not yet determined the impact of the adoption of this standard on its financial position, results of operations and cash flows.

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

     In June 2002, FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires companies recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not believe the adoption of this statement will have a material impact on its financial position, results of operations, or cash flows.

     On December 31, 2002, FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of

SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company does not believe the adoption of this statement will have a material impact on its financial position, results of operations, or cash flows.

Outlook

     The Company expects that, overall, the demand for telecommunications services in Alaska to grow, particularly as a result of:

•	increasing demand for private network services by government and business on a statewide basis on either a circuit switched or IP basis,
•	increasing demand for wireless voice and data services, and
•	growth in demand for DSL and Internet access services due to higher business and consumer bandwidth needs.

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

     The telecommunications industry is extremely competitive, and the Company expects competition to intensify in the future. As an ILEC, the Company faces competition mainly from resellers, local providers who lease its UNEs and, to a lesser degree, from facilities-based providers of local telephone services. In addition, as a result of the RCA’s recent affirmation of the APUC’s termination of the Company’s rural exemptions, the Company may be required to provide interconnection elements and/or wholesale discounted services to competitors in all or some of its rural service areas. Moreover, while wireless telephone services have historically complemented traditional LEC services, the Company anticipates that existing and emerging wireless technologies may increasingly compete with LEC services. In wireless services, the Company currently competes with at least one other wireless provider in each of its wireless service areas. The Company competes for directory advertising services with at least one other publisher in substantially all of its service areas. In the highly competitive business for Internet access services, the Company currently competes with a number of established online service companies, interexchange carriers and cable companies. In the interexchange market, the Company believes it currently has less than 10% of total revenue in Alaska and faces competition from the two major interexchange providers.

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

     The information below provides information about the Company’s sensitivity to market risk associated with fluctuations in interest rates as of December 31, 2002. To the extent that the Company’s financial instruments expose the Company to interest rate risk, they are presented within each market risk category in the table below. The table presents principal cash flows and related expected interest rates by year of maturity for the Company’s bank credit facilities, senior subordinated notes, and capital leases and other long-term obligations outstanding at December 31, 2002. Weighted average variable rates for the bank credit facilities are based on implied forward rates in the LIBOR yield curve as of December 31, 2002. For the interest rate swap agreement, the table presents the notional amount and the related reference interest rates by year of maturity. Fair values included herein have been determined based on (i) the carrying value for the bank credit facility at December 31, 2002, as interest rates are reset periodically; (ii) quoted market prices for senior subordinated notes; and (iii) quoted prices from a financial institution for the Company’s swap agreement. Alaska Communications Systems Holdings, Inc.’s Consolidated Financial Statements contain descriptions of the senior subordinated notes, credit facility, capital leases and other long-term obligations and the interest rate swap agreement and should be read in conjunction with the table below.

	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value

	(dollars in thousands)
Interest Bearing Liabilities:
Bank credit facility — tranche A	$1,500	$1,500	$1,500	$144,000	$—	$—	$148,500	$148,500
Weighted average interest rate (variable)	3.62%	4.40%	5.53%	6.25%	—	—	4.95%
Bank credit facility — tranche B	$1,500	$1,500	$1,500	$1,500	$142,500	$—	$148,500	$148,500
Weighted average interest rate (variable)	4.37%	5.15%	6.28%	7.03%	7.52%	—	6.07%
Bank credit facility — tranche C	$1,350	$1,350	$1,350	$1,350	$1,350	$126,900	$133,650	$133,650
Weighted average interest rate (variable)	4.62%	5.40%	6.53%	7.28%	7.80%	8.11%	6.62%
Senior subordinated notes	$—	$—	$—	$—	$—	$150,000	$150,000	$107,250
Average interest rate (fixed)	9.38%	9.38%	9.38%	9.38%	9.38%	9.38%	9.38%
Capital leases and other long-term	$1,583	$1,710	$910	$996	$1,058	$5,924	$12,181	$12,181
Average interest rate (fixed)	8.06%	8.09%	8.11%	8.13%	8.16%	9.46%	8.34%
Interest Rate Derivatives:
Variable to Fixed Interest Rate Swap
Notional amount			$217,500					$14,152
Fixed Rate Payable	5.99%	5.99%	—	—	—	—	5.99%
Weighted average Variable Rate Receivable	1.37%	1.61%	—	—	—	—	1.49%

The information below provides information about the Company’s sensitivity to market risk associated with fluctuations in interest rates as of December 31, 2001. To the extent that the Company’s financial instruments expose the Company to interest rate risk, they are presented within each market risk category in the table below. The table presents principal cash flows and related expected interest rates by year of maturity for the Company’s bank credit facilities, senior subordinated notes, and capital leases and other long-term obligations outstanding at December 31, 2001. Weighted average variable rates for the bank credit facilities are based on implied forward rates in the LIBOR yield curve as of December 31, 2001. For the interest rate swap agreement, the table presents the notional amount and the related reference interest rates by year of maturity. The Company assumed that an option to extend the term of the swap by two years would be exercised based on the LIBOR rates in effect at December 31, 2001 and the implied forward yield curve. Fair values included herein have been determined based on (i) the carrying value for the bank credit facility at December 31, 2001, as interest rates are reset periodically; (ii) quoted market prices for senior subordinated notes; and (iii) quoted prices from a financial institution for the Company’s swap agreement. Alaska Communications Systems Holdings, Inc.’s Consolidated Financial Statements contain descriptions of the senior subordinated notes, credit facility, capital leases and other long-term obligations and the interest rate swap agreement and should be read in conjunction with the table below.

								Fair
	2002	2003	2004	2005	2006	Thereafter	Total	Value

	(dollars in thousands)
Interest Bearing Liabilities:
Bank credit facility — tranche A	$1,500	$1,500	$1,500	$1,500	$144,000	$—	$150,000	$150,000
Weighted average interest rate (variable)	4.42%	6.34%	7.96%	8.42%	8.63%	—	5.96%
Bank credit facility — tranche B	$1,500	$1,500	$1,500	$1,500	$1,500	$142,500	$150,000	$150,000
Weighted average interest rate (variable)	5.17%	7.09%	8.71%	9.17%	9.39%	9.52%	8.17%
Bank credit facility — tranche C	$1,350	$1,350	$1,350	$1,350	$1,350	$128,250	$135,000	$135,000
Weighted average interest rate (variable)	5.42%	7.34%	8.96%	9.42%	9.64%	9.83%	8.43%
Senior subordinated notes	$—	$—	$—	$—	$—	$150,000	$150,000	$148,500
Average interest rate (fixed)	9.38%	9.38%	9.38%	9.38%	9.38%	9.38%	9.38%
Capital leases and other long-term	$756	$652	$701	$771	$842	$7,881	$11,603	$11,603
Average interest rate (fixed)	8.67%	8.58%	8.55%	8.51%	8.46%	9.31%	8.68%
Interest Rate Derivatives:
Variable to Fixed Interest Rate Swap
Notional amount			$217,500					$11,437
Fixed Rate Payable	5.99%	5.99%	5.99%	—	—	—	5.99%
Weighted average Variable Rate Receivable	2.17%	4.09%	5.56%	—	—	—	3.94%

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

PART III

Item 10. Directors and Executive Officers of the Registrant

     Except for the following information regarding ACS Holdings’ executive officers and directors, the information required by this item will be included in ACS Group’s definitive proxy statement for its 2003 Annual Meeting of Stockholders (the “Proxy Statement”), or by an amendment to this report to be filed on or before April 30, 2003 and such information is incorporated herein by reference.

Executive Officers and Directors of the Registrant

     Set forth below are the executive officers and directors of ACS Holdings as of the date hereof:

Name	Age	Position

Charles E. Robinson	69	Chairman and Chief Executive Officer

Wesley E. Carson	52	President

Kevin P. Hemenway	42	Senior Vice President, Chief Financial Officer, and Treasurer

Leonard A. Steinberg	49	Vice President, General Counsel and Corporate Secretary

Byron I. Mallott	60	Director

W. Dexter Paine, III	42	Director

Saul A. Fox	49	Director

Wray T. Thorn	31	Director

Brian Rogers	52	Director

Charles P. Sitkin	68	Director

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

     Wesley E. Carson, ACS Holdings’ President, has been with the Company since its inception. On October 7, 1999, Mr. Carson (previously an Executive Vice President) was appointed President and Chief Operating Officer. Mr. Robinson had previously held the title of President. Mr. Carson served as ACS’s Chief Operating Officer during 1999 and 2000, and the President and Chief Administrative Officer during 2001. Mr. Carson has over 20 years of telecommunications experience. He began his career in telecommunications in 1980 with TRT Telecommunications Corporation, an international data and voice carrier located in Washington, D.C. that was acquired by Pacific Telecom in 1988. From 1989 to 1998, Mr. Carson served as the Vice President of Human Resources for Pacific Telecom. From July 1998 to May 1999, Mr. Carson served as the Executive Vice President of LEC Consulting. Mr. Carson holds a B.A. in International Relations from Brigham Young University, a Master of Public Administration degree from the University of Illinois-Springfield and a J.D. from Georgetown University.

     Kevin P. Hemenway is Senior Vice President, Chief Financial Officer and Treasurer, a position he has held since November 2000. Mr. Hemenway joined ACS Holdings as Vice President and Treasurer in July 1999 and served in that capacity until assuming his current role. Mr. Hemenway has over 12 years of prior experience in the telecommunications industry. Before joining the Company, Mr. Hemenway served as the Chief Financial Officer and Treasurer of Atlantic Tele-Network, Inc. based in the U.S. Virgin Islands. From January 1990 to October 1998, as an independent consultant, Mr. Hemenway performed financial, accounting, management and rate making consulting services for the telecommunications industry, principally for Atlantic Tele-Network, Inc. and its subsidiaries. From 1986 through 1989, Mr. Hemenway was employed by Deloitte & Touche LLP as a CPA and manager, performing both audit and consulting services and from 1983 to 1986, was employed by Grant Thornton as a CPA and senior staff accountant. Mr. Hemenway graduated from Creighton University in 1982 with a Bachelor of Science in Business Administration, majoring in accounting, and is a non-practicing CPA certificate holder registered in the State of Nebraska.

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

     Byron I. Mallott, a director since January 2000, is the President and Chief Executive Officer of the First Alaskans Institute. From 1995 until January 2000, Mr. Mallott served as the Executive Director of the Alaska Permanent Fund Corporation. Prior to joining the Alaska Permanent Fund Corporation, Mr. Mallott served in various capacities, including Director, Chairman and President and Chief Executive Officer of Sealaska Corporation over a period of nearly 20 years. Mr. Mallott has also served in various political appointments and elected positions and presently serves on the Boards of Alaska Air Group, Inc. and Native American Bank, N.A.

     W.     Dexter Paine, III, a director since July 1998, was a co-founder and has been President of Fox Paine & Company since its inception in 1997. From 1994 until founding Fox Paine, Mr. Paine served as a senior partner of Kohlberg Kravis & Roberts & Co (“KKR”). Prior to joining KKR, Mr. Paine served as a general partner at Robertson Stephens & Company. Mr. Paine has a B.A. in economics from Williams College. Since January 2000, Mr. Paine has served as the Chairman of the Board of Directors of WJ Communications, Inc.

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

     Brian Rogers, a director since February 2001, is currently Principal Consultant and Chief Financial Officer for Information Insights, Inc., a management and public policy consulting firm. Mr. Rogers served as Vice President of Finance for the University of Alaska Statewide System from 1988 to 1995. Mr. Rogers is a former state legislator, who served in the Alaska State House of Representatives from 1979 to 1982. Mr. Rogers chaired the State of Alaska Long-Range Planning Commission during 1995 and 1996, and currently, as a Regent of the University of Alaska, serves as the Board Chair and a member of all committees, including the University’s Finance and Audit Committee. He holds a Master in Public Administration degree from the Kennedy School of Government, Harvard University.

     Charles P. Sitkin, a director since February 2003, is currently an independent consultant assisting enterprises with strategic and organizational planning. Prior to 1994, Mr. Sitkin’s experience includes being the National Director of Management Consulting at R.W. Beck and Associates, a Partner and Office Director of Information Technology at Ernest & Young and various leadership positions at the Boeing Company. Mr. Sitkin is a Certified Management Consultant and is a graduate from Lafayette College and the University of Washington.

     Carl H. Marrs, a director since July 1999, left the board in October 2002 for personal reasons unrelated to ACS Holdings.

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

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended December 31, 2002.

(c)	Exhibits

Exhibit
No.	Description

2.1	Purchase Agreement, dated as of August 14, 1998, as amended, by and among ALEC Acquisition Sub Corp., CenturyTel of the Northwest, Inc. and CenturyTel Wireless, Inc. (1)

2.2	Asset Purchase Agreement, dated as of October 20, 1998, by and between Alaska Communications Systems, Inc. and the Municipality of Anchorage (1)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (4)

3.2	Amended and Restated By-Laws of the Registrant (4)

4.1	Specimen of Common Stock Certificate (4)

4.2	Stockholders’ Agreement, dated as of May 14, 1999, by and among the Registrant and the Investors listed on the signature pages thereto (1)

4.3	First Amendment to Stockholders’ Agreement, dated as of July 6, 1999, by and among the Registrant and the Stockholders listed on the signature pages thereto (1)

4.4	Second Amendment to Stockholders’ Agreement, dated as of November 16, 1999 by and among the Registrant and the Stockholders listed on the signature pages thereto (4)

4.5	Indenture, dated as of May 14, 1999, by and between Alaska Communications Systems Holdings, Inc., the Guarantors (as defined therein) and IBJ Whitehall Bank & Trust Company (1)

4.6	Purchase Agreement, dated as of May 11, 1999, by and among Alaska Communications Systems Holdings, Inc., the Guarantors, Chase Securities Inc., CIBC World Markets Corp. and Credit Suisse First Boston Corporation (1)

4.7	Indenture, dated as of May 14, 1999, by and between the Registrant and The Bank of New York (1)

4.8	First Amendment, dated as of October 29, 1999, to Indenture listed as Exhibit No. 4.7 (2)

4.9	Form of Second Amendment dated as of November 17, 1999 to Indenture listed as Exhibit No. 4.7 (4)

4.10	Purchase Agreement, dated as of May 11, 1999, by and among the Registrant, DLJ Investment Partners, L.P., DLJ Investment Funding, Inc. and DLJ ESC II, L.P. (1)

10.1	Exchange and Registration Rights Agreement, dated as of May 14, 1999, by and among Alaska Communications Systems Holdings, Inc., the Guarantors, Chase Securities Inc., CIBC World Markets Corp. and Credit Suisse First Boston Corporation (1)

10.2	Exchange and Registration Rights Agreement, dated as of May 14, 1999, by and among the Registrant, DLJ Investment Partners, L.P., DLJ Investment Funding, Inc. and DLJ ESC II L.P. (1)

10.3	Credit Agreement, dated as of May 14, 1999, by and among Alaska Communications Systems Holdings, Inc., the Registrant, the financial institutions Lenders party thereto, The Chase Manhattan Bank, Credit Suisse First Boston and Canadian Imperial Bank of Commerce (1)

10.4	Amendment No. 1, dated as of October 19, 1999 to Credit Agreement listed as Exhibit No. 10.3 (2)

10.5	Employment Agreement, dated as of May 3, 2001 by and among Alaska Communications Systems Group, Inc., the Registrant and Charles E. Robinson (6)

10.6	Employment Agreement, dated as of May 3, 2001 by and among Alaska Communications Systems Group, Inc., the Registrant and Wesley E. Carson (6)

10.7	ALEC Holdings, Inc. 1999 Stock Incentive Plan (1)

10.8	Alaska Communications Systems Group, Inc. 1999 Stock Incentive Plan (4)

10.9	Alaska Communications Systems Group, Inc. 1999 Non-Employee Director Compensation Plan (4)

10.10	Alaska Communications Systems Group, Inc. 1999 Employee Stock Purchase Plan (4)

10.11	Comprehensive Telecommunications Service Agreement Number 99-123-A between the State of Alaska and Alaska Communications Systems Group, Inc., dated as of December 10, 2001 (5)

10.12	Amendment and waiver, dated as of June 27, 2002 to the Credit Agreement listed as Exhibit No. 10.3 (7)

21.1	Subsidiaries of the Registrant

24.1	Powers of Attorney (included on signature page) (3)

99.1	Certification of Charles R. Robinson, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of The Sarbanes-Oxley Act of 2002.

Exhibit
No.	Description

99.2	Certification of Kevin P. Hemenway, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of The Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 file No. 333-82361 and incorporated by reference thereto.

(2)	Filed as an exhibit to the Registrant’s Form 8-K filed on November 5, 1999 and incorporated by reference thereto.

(3)	Previously filed on October 8, 1999 and incorporated by reference thereto.

(4)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1/A file No. 333-888753 filed on November 17, 1999 and incorporated by reference thereto.

(5)	Filed as an exhibit to the Registrant’s Form 10-K filed on March 29, 2002 and incorporated by reference thereto.

(6)	Filed as an exhibit to the Registrant’s Form 10-Q filed on April 30, 2002 and incorporated by reference thereto.

(7)	Filed as an exhibit to the Registrant’s Form 10-Q filed on July 31, 2002 and incorporated by reference thereto.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.

Signature	Title	Date

/s/ Charles E. Robinson Charles E. Robinson	Chief Executive Officer and Chairman of the Board	March 6, 2003

/s/ Wesley E. Carson Wesley E. Carson	President	March 6, 2003

/s/ Kevin P. Hemenway Kevin P. Hemenway	Senior Vice President, Chief Financial Officer and Treasurer (Principal Accounting Officer)	March 6, 2003

/s/ Leonard A. Steinberg Leonard A. Steinberg	Vice President, General Counsel and Corporate Secretary	March 6, 2003

/s/ Byron I. Mallott Byron I. Mallott	Director	March 6, 2003

/s/ Brian Rogers Brian Rogers	Director	March 6, 2003

/s/ W. Dexter Paine, III W. Dexter Paine, III	Director	March 6, 2003

/s/ Saul A. Fox Saul A. Fox	Director	March 6, 2003

/s/ Wray T. Thorn Wray T. Thorn	Director	March 6, 2003

/s/ Charles P. Sitkin Charles P. Sitkin	Director	March 6, 2003

CERTIFICATIONS

Form of Sarbanes-Oxley Section 302(a) Certification

I, Charles E. Robinson, Chief Executive Officer of Alaska Communications Systems Holdings, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Alaska Communications Systems Holdings, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 6, 2003	/s/ Charles E. Robinson Charles E. Robinson Chief Executive Officer and Chairman of the Board Alaska Communications Systems Holdings, Inc.

Form of Sarbanes-Oxley Section 302(a) Certification

I, Kevin P. Hemenway, Chief Financial Officer of Alaska Communications Systems Holdings, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Alaska Communications Systems Holdings, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 6, 2003	/s/ Kevin P. Hemenway Kevin P. Hemenway Senior Vice President, Chief Financial Officer and Treasurer Alaska Communications Systems Group, Inc

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Shareholder
Alaska Communications Systems Holdings, Inc.
Anchorage, Alaska

     We have audited the consolidated balance sheets of Alaska Communications Systems Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2002 and 2001, and the related consolidated statements of operations, Stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits included the financial statement schedule listed in Item 15(a)2 of Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Alaska Communications Systems Holdings, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 5 to the consolidated financial statements, effective January 1, 2002 the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ DELOITTE & TOUCHE LLP

Portland, Oregon

February 20, 2003

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Consolidated Balance Sheets
December 31, 2002 and 2001
(In Thousands Except Share Amounts)

	2002	2001

Assets
Current assets:
Cash and cash equivalents	$18,565	$41,012
Restricted cash	3,440	6,932
Accounts receivable-trade, net of allowance of $6,075 and $4,944	48,820	46,912
Accounts receivable-affiliate	3,761	2,475
Materials and supplies	11,203	8,723
Prepayments and other current assets	6,172	6,032
Assets held for sale	261	—

Total current assets	92,222	112,086
Property, plant and equipment	1,090,365	1,036,829
Less: Accumulated depreciation and amortization	625,276	557,849

Property, plant and equipment, net	465,089	478,980
Goodwill	77,225	250,495
Intangible assets, net	23,269	26,785
Debt issuance costs, net of amortization of $15,883 and $11,692	21,130	25,321
Deferred charges and other assets	26,047	9,875

Total assets	$704,982	$903,542

Liabilities and Stockholder’s Equity
Current liabilities:
Current portion of long-term obligations	$5,933	$5,107
Accounts payable-affiliate	1,319	1,303
Accounts payable, accrued and other current liabilities	49,480	62,765
Advance billings and customer deposits	9,804	9,190

Total current liabilities	66,536	78,365
Long-term obligations, net of current portion	586,898	591,496
Other deferred credits and long-term liabilities	32,930	25,003
Commitments and contingencies	—	—
Stockholder’s equity:
Common stock, $.01 par value; 1,000 shares authorized, 1 share issued and outstanding	—	—
Contributed capital	287,242	287,242
Accumulated deficit	(249,738)	(64,735)
Accumulated other comprehensive loss	(18,886)	(13,829)

Total stockholder’s equity	18,618	208,678

Total liabilities and stockholder’s equity	$704,982	$903,542

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Consolidated Statements of Operations
Years Ended December 31, 2002, 2001 and 2000
(In Thousands)

	2002	2001	2000

Operating revenues:
Local telephone	$226,447	$221,411	$222,268
Wireless	43,180	41,894	41,155
Directory	33,604	33,870	29,156
Internet	20,847	13,724	9,170
Interexchange	19,424	21,316	11,778

Total operating revenues	343,502	332,215	313,527
Operating expenses:
Local telephone	117,277	120,465	131,542
Wireless	27,912	25,649	26,306
Directory	14,170	14,684	13,334
Internet	29,502	15,677	11,785
Interexchange	27,547	29,509	19,749
Unusual charges	—	—	5,288
Depreciation and amortization	82,940	79,108	71,755
Loss on disposal of assets, net	2,163	—	—
Goodwill impairment loss	64,755	—	—

Total operating expenses	366,266	285,092	279,759

Operating income (loss)	(22,764)	47,123	33,768
Other income and expense:
Interest expense	(49,113)	(57,565)	(61,958)
Interest income and other	2,203	3,250	3,560
Equity in income (loss) of investments	—	69	(303)

Total other income (expense)	(46,910)	(54,246)	(58,701)

Loss before income taxes, discontinued operations and cumulative effect of change in accounting principle	(69,674)	(7,123)	(24,933)
Income tax benefit	—	195	197

Loss from continuing operations	(69,674)	(6,928)	(24,736)
Loss from discontinued operations	(7,632)	(1,718)	(917)

Loss before cumulative effect of change in accounting principle	(77,306)	(8,646)	(25,653)
Cumulative effect of change in accounting principle	(105,350)	—	—

Net loss	$(182,656)	$(8,646)	$(25,653)

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.

Consolidated Statements of Stockholder’s Equity
Years Ended December 31, 2002, 2001 and 2000
(In Thousands)

				Accumulated
				Other
	Common	Contributed	Accumulated	Comprehensive	Stockholder's
	Stock	Capital	Deficit	Loss	Equity

Balance, December 31, 1999	$—	$287,242	$(20,701)	$—	$266,541
Dividends	—	—	(9,735)	—	(9,735)
Net loss	—	—	(25,653)	—	(25,653)

Balance, December 31, 2000	—	287,242	(56,089)	—	231,153
Components of Comprehensive loss:
Net loss	—	—	(8,646)	—	(8,646)
Minimum pension liability adjustment	—	—	—	(2,392)	(2,392)
Interest rate swap marked to market	—	—	—	(11,437)	(11,437)

Total comprehensive loss					(22,475)
Balance, December 31, 2001	—	287,242	(64,735)	(13,829)	208,678
Dividends	—	—	(2,347)	—	(2,347)
Components of Comprehensive loss:
Net loss	—	—	(182,656)	—	(182,656)
Minimum pension liability adjustment	—	—	—	(2,342)	(2,342)
Interest rate swap marked to market	—	—	—	(2,715)	(2,715)

Total comprehensive loss					(187,713)
Balance, December 31, 2002	$—	$287,242	$(249,738)	$(18,886)	$18,618

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Consolidated Statements of Cash Flows
Years Ended December 31, 2002, 2001 and 2000
(In Thousands)

	2002	2001	2000

Cash Flows from Operating Activities:
Net loss	$(182,656)	$(8,646)	$(25,653)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on discontinued operations	7,632	1,718	917
Cumulative effect of change in accounting principle	105,350	—	—
Depreciation and amortization	82,940	79,108	71,755
Loss on disposal of assets, net	2,163	—	—
Goodwill impairment loss	64,755	—	—
Amortization of debt issuance costs	4,191	4,312	4,526
Investment tax credits	—	(195)	(197)
Capitalized interest	(1,157)	(1,416)	(1,096)
Other deferred credits	3,073	418	(1,141)
Changes in components of working capital:
Accounts receivable and other current assets	(4,722)	95	(6,443)
Accounts receivable — affiliate	(1,286)	(959)	96,160
Accounts payable and other current liabilities	(12,460)	5,604	4,126
Other	(1,375)	(2,386)	1,000
Net cash used in discontinued operations	(649)	(1,015)	(407)

Net cash provided by operating activities	65,799	76,638	143,547
Cash Flows from Investing Activities:
Construction and capital expenditures, net of capitalized interest	(66,977)	(87,582)	(69,101)
Acquisition of PCS licenses	(300)	—	—
Release of funds from escrow	3,706	—	—
Issuance of note receivable	(15,000)	—	—
Proceeds from liquidation of minority interest investment	—	1,370	—
Issuance of note receivable from officer	—	(339)	—
Cost of acquisitions, net of cash received	—	(1,000)	(5,598)
Placement of funds in escrow	—	(6,932)	—

Net cash used by investing activities	(78,571)	(94,483)	(74,699)
Cash Flows from Financing Activities:
Payments on long-term debt	(7,328)	(3,039)	(6,223)
Dividends	(2,347)	—	(9,735)

Net cash used by financing activities	(9,675)	(3,039)	(15,958)
Increase (decrease) in cash	(22,447)	(20,884)	52,890
Cash and cash equivalents at beginning of the year	41,012	61,896	9,006

Cash and cash equivalents at the end of the year	$18,565	$41,012	$61,896

Supplemental Cash Flow Data:
Interest paid	$45,830	$49,456	$57,418
Income taxes paid	—	—	—
Supplemental Noncash Transactions:
Property acquired under capital leases	$4,187	$—	$3,152
Note payable in connection with acquisition	—	—	2,250
Minimum pension liability adjustment	2,342	2,392	—
Interest rate swap marked to market	2,715	11,437	—

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2002, 2001 and 2000
(In Thousands Except Per Share Amounts)

1. DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Alaska Communications Systems Holdings, Inc. and Subsidiaries (the “Company” or “ACS Holdings”) a Delaware corporation, is engaged principally in providing local telephone, wireless, directory, Internet and interexchange network and other services to its customers in the State of Alaska through its telecommunications subsidiaries. The Company was formed in October of 1998 for the purpose of acquiring and operating telecommunications properties. On May 14, 1999, the Company was acquired and became a wholly owned subsidiary of Alaska Communications Systems Group, Inc. (the “Parent” or “ACS Group”).

     The accompanying consolidated financial statements for the Company are as of December 31, 2002 and 2001 and for the years ended December 31, 2002, 2001 and 2000 and represent the consolidated financial position, results of operations and cash flows principally of the following entities:

•	Alaska Communications Systems Holdings, Inc.

•	ACS of Alaska, Inc. (“ACSAK”)

•	ACS of the Northland, Inc. (“ACSN”)

•	ACS of Fairbanks, Inc. (“ACSF”)

•	ACS of Anchorage, Inc. (“ACSA”)

•	ACS Wireless, Inc. (“ACSW”)

•	ACS Long Distance, Inc. (“ACSLD”)

•	ACS Television, L.L.C. (“ACSTV”)

•	ACS Internet, Inc. (“ACSI”)

•	ACS InfoSource, Inc. (“ACSIS”)

     A summary of significant accounting policies followed by the Company is set forth below:

Basis Of Presentation

     The consolidated financial statements include all majority-owned subsidiaries. All significant intercompany balances have been eliminated. Certain reclassifications have been made to the 2001 and 2000 financial statements to make them conform to the current presentation.

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

Restricted Cash

     The Company placed in escrow restricted cash as a judicial requirement of an appeal of a claim. This claim is expected to be adjudicated or settled in 2003. In the event the Company prevails, the restriction will be lifted, otherwise, the cash will be paid to the claimants. Liabilities associated with this claim are recorded in the Company’s accounts payable, accrued and other current liabilities.

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2002, 2001 and 2000
(In Thousands Except Per Share Amounts)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Materials and Supplies

     Materials and supplies are carried in inventory at the lower of weighted average cost or market.

Property, Plant and Equipment

     Telephone plant is stated substantially at original cost of construction. Telephone plant retired in the ordinary course of business, together with the cost of removal, less salvage, is charged to accumulated depreciation with no gain or loss recognized. Renewals and betterments of telephone plant are capitalized while repairs, as well as renewals of minor items, are charged to operating expense as incurred. The Company provides for depreciation of telephone plant on the straight-line method, using rates approved by the regulatory authorities. The composite annualized rate of depreciation for all classes of property, plant, and equipment was 7.4%, 7.0%, and 6.6% for 2002, 2001 and 2000, respectively.

     Non-Telephone plant is stated at purchased cost and, when sold or retired, a gain or loss is recognized. Depreciation of such property is provided on the straight-line method over its estimated service life ranging from two to 20 years.

     The Company is the lessee of equipment and buildings under capital leases expiring in various years through 2019. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The assets are amortized over the lower of their related lease terms or their estimated productive lives. Amortization of assets under capital leases is included in depreciation and amortization expense for 2002, 2001 and 2000.

Debt Issue Costs

     Legal, accounting and financing fees, printing costs, and other expenses associated with the issuance of the Company’s senior credit facility, senior subordinated notes, and discount debentures are being amortized using the straight-line method over the term of the debt, which approximates the effective interest method. Amortization expense included in interest expense for 2002, 2001 and 2000 was $4,191, $4,312, and $4,526, respectively.

Revenue Recognition

     Substantially all recurring service revenues are billed one month in advance and are deferred until earned. Nonrecurring and usage sensitive revenues are billed in arrears and are recognized when earned. Additionally, the Company establishes estimated bad debt reserves against uncollectible revenues incurred during the period. During 2002 one customer accounted for 11% of consolidated revenues and no other customer accounted for more than 10% of consolidated revenue. During 2001 and 2000, no customer accounted for more than 10% of the consolidated revenues of the Company.

     In October and November 2001, under two separate regulatory orders, ACSA was authorized to implement interim and refundable rate increases for both loop rental rates on unbundled network elements and for local service revenue. The Company recognized $4,940 and $465 of revenue during 2002 and 2001, respectively, associated with these rate increase authorizations. Management believes that it is unlikely the Company will have a refund obligation associated with these interim rate increases upon final adjudication of rates.

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2002, 2001 and 2000
(In Thousands Except Per Share Amounts)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (Continued)

     Access revenue is recognized when earned. The Company participates in toll revenue pools with other telephone companies. Such pools are funded by toll revenue and/or access charges regulated by the Regulatory Commission of Alaska (“RCA”) within the intrastate jurisdiction and the Federal Communications Commission (“FCC”) within the interstate jurisdiction. Much of the interstate access revenue is initially recorded based on estimates. These estimates are derived from interim financial statements, available separations studies and the most recent information available about achieved rates of return. These estimates are subject to adjustment in future accounting periods as additional operational information becomes available. To the extent that disputes arise over revenue settlements, the Company’s policy is to defer revenue collected until settlement methodologies are resolved and finalized. During the second quarter of 2002, the Company recognized as revenue $11,066 of previously deferred interstate access revenue and reversed $1,673 of interest expense previously accrued thereon as a result of a favorable ruling by the District of Columbia Court of Appeals related to a dispute on interstate access rates for the Anchorage market. At December 31, 2002 and 2001, the Company had liabilities of $20,548 and $31,748, respectively, related to its estimate of refundable access revenue.

Income Taxes

     The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred taxes reflect the temporary differences between the financial and tax bases of assets and liabilities using the enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent that it is more likely than not that such deferred tax assets will not be realized. One of the acquired companies had a remaining unamortized regulatory investment tax credit of $695 at May 14, 1999, of which $195 and $197 was amortized against income in 2001 and 2000, respectively.

Regulatory Accounting and Regulation

     The local telephone exchange operations of the Company account for costs in accordance with the accounting principles for regulated enterprises prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 71, Accounting for the Effects of Certain Types of Regulation. This accounting recognizes the economic effects of rate regulation by recording cost and a return on investment as such amounts are recovered through rates authorized by regulatory authorities. Accordingly, under SFAS No. 71, plant and equipment is depreciated over lives approved by regulators and certain costs and obligations are deferred based upon approvals received from regulators to permit recovery of such amounts in future years. Historically, lives approved for regulatory purposes have approximated economically useful lives. On July 21, 2002, the Company received an order from the RCA which appears to extend lives approved for rate-making purposes beyond the economically useful lives of the underlying assets. Management petitioned for reconsideration, and the RCA has agreed to take additional testimony. A final order on the matter is not expected until the second quarter of 2003. As of December 31, 2002 the Company has deferred as a regulatory asset $894 of costs incurred in connection with regulatory rate making proceedings, which will be amortized in future periods. If the Company were not following SFAS No. 71, these costs would have been charged to expense as incurred. Non-regulated revenues and costs incurred by the local telephone exchange operations and non-regulated operations of the Company are not accounted for under SFAS No. 71 principles.

     The local telephone exchange activities of the Company are subject to rate regulation by the FCC for interstate telecommunication service, and the RCA for intrastate and local exchange telecommunication service. The Company, as required by the FCC, accounts for such activity separately. Long distance services of the Company are subject to rate regulation as a non-dominant interexchange carrier by the FCC for interstate telecommunication services and the RCA for intrastate telecommunication services. Wireless, directory and Internet operations are not subject to rate regulation.

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2002, 2001 and 2000
(In Thousands Except Per Share Amounts)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Change in Accounting Estimate

     During the third quarter of 2002, the Company changed its estimate of the useful lives of certain classes of assets, resulting in additional depreciation expense of $2,206 for the year ended December 31, 2002.

Comprehensive Income (Loss)

     Comprehensive income (loss) represents net income (loss) plus the results of certain Stockholder’s equity changes not reflected in the consolidated statements of operations. For 2002 and 2001, the Company has provided an income tax valuation allowance equal to the income tax benefit resulting from its other comprehensive loss. The Company’s comprehensive loss is equal to its net loss for 2000.

Stock Incentive Plans

     The Company’s employees participate in various plans of ACS Group. The Company applies Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees,” in accounting for its stock incentive plans. Accordingly, no compensation cost has been recognized for options with exercise prices equal to or greater than fair value on the date of grant. No compensation costs were charged to operations in 2002, 2001 or 2000. If compensation costs had been determined consistent with SFAS No. 123 “Accounting for Stock-Based Compensation,” the Company’s net loss on a pro forma basis for 2002, 2001 and 2000 would have been as follows:

	2002	2001	2000

Net loss:
As reported	$(182,656)	$(8,646)	$(25,653)
Pro forma	(184,111)	(10,114)	(27,315)

     The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for grants:

	2002	2001	2000

Risk free rate	2.88%	4.45%	5.50%
Dividend yield	0.0%	0.0%	0.0%
Expected volatility factor	60.8%	55.2%	52.5%
Expected option life (years)	6.1	5.9	6.1

Recent Accounting Pronouncements

     In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002, and have been included in Note 20, Commitments, Contingencies and Guarantees. The recognition and measurement provisions are effective on a prospective basis to guarantees issued or modified after December 31, 2002. The Company does not believe the adoption of this interpretation will have a material impact on its financial position, results of operations, or cash flows.

     On August 15, 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, Accounting for Asset Retirement Obligations, which is effective for the Company’s fiscal year beginning January 1, 2003. This statement requires, among other things, the accounting and reporting of legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal operation of a long-lived asset. Certain amounts included in accumulated depreciation will be redesignated as a regulatory liability. The Company is evaluating, but has not yet determined the impact of the adoption of this standard on its financial position, results of operations and cash flows.

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2002, 2001 and 2000
(In Thousands Except Per Share Amounts)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

     Effective January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses accounting and reporting of all long-lived assets, except goodwill, that are either held and used or disposed of through sale or other means (see Note 12).

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

     On December 31, 2002, FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company does not currently have plans to change to the fair value method of accounting for our stock based compensation. The disclosure requirements are now effective.

2. ACQUISITIONS

     On September 30, 1999, the Company acquired a majority interest in Alaskan Choice Television, L.L.C., (“ACTV”’). The cash purchase price was approximately $1,900. On February 14, 2000, the Company purchased the remaining one-third interest of ACTV for $3,042, including a $2,250 note payable. This acquisition has been accounted for using the purchase method and its operating results have been included in the consolidated statements of operations from the date of acquisition. On March 30, 2002, the Company approved a plan to sell its wireless cable television service segment. As a result of this decision, the operating revenue and expense of this segment has been classified as discontinued operations for all periods presented (See Note 12).

     On June 16, 2000, the Company acquired a 100% interest in Internet Alaska, Inc. It previously held a minority interest of 28.5%. On July 6, 2001, The Company acquired the assets and business of Internet Plus. L.L.C., dba MosquitoNet, a Fairbanks based Internet service provider with approximately 5,000 customers. These acquisitions have been accounted for using the purchase method and the operating results from these acquisitions have been included in the consolidated statements of operations from the dates of acquisition. Pro forma information is not provided since the impact of these acquisitions does not have a material effect on the Company’s financial position, results of operations and cash flows.

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2002, 2001 and 2000
(In Thousands Except Per Share Amounts)

3. ACCOUNTS RECEIVABLE

     Accounts receivable — trade consists of the following at December 31, 2002 and 2001:

	2002	2001

Accounts receivable — trade:
Customers	$37,638	$33,613
Connecting companies	12,032	13,822
Other	5,225	4,421

	54,895	51,856
Less allowance for doubtful accounts	6,075	4,944

Accounts receivable — trade, net	$48,820	$46,912

     4.     PROPERTY, PLANT AND EQUIPMENT

     Property, plant, and equipment consists of the following at December 31, 2002 and 2001:

	2002	2001

Property, plant, and equipment:
Land, buildings and support assets	$192,832	$178,736
Central office switching and transmission	314,316	309,291
Outside plant cable and wire facilities	499,720	486,352
Wireless switching and transmission systems	51,538	40,224
Other	4,393	2,359
Assets held for future use	3,492	—
Construction work in progress	24,074	19,867

	1,090,365	1,036,829
Less accumulated depreciation and amortization	625,276	557,849

Property, plant and equipment, net	$465,089	$478,980

     The following is a summary of property held under capital leases included in the above property, plant and equipment:

	2002	2001

Property held under capital leases:
Land, buildings and support assets	$16,930	$13,318
Outside plant cable and wire facilities	2,710	2,710

	19,640	16,028
Less accumulated depreciation and amortization	6,612	4,810

Property held under capital leases, net	$13,028	$11,218

     Amortization of assets under capital leases included in depreciation expense in 2002, 2001 and 2000 is $2,333, $1,202, and $1,008, respectively.

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2002, 2001 and 2000
(In Thousands Except Per Share Amounts)

4. PROPERTY, PLANT AND EQUIPMENT (Continued)

     The Company leases various land, buildings, right-of-ways, and personal property under operating lease agreements. Rental expenses under operating leases for 2002, 2001 and 2000 were $3,733, $3,971, and $4,055, respectively. Future minimum payments under these leases for the next five years and thereafter are as follows:

2003	$2,474
2004	1,971
2005	1,331
2006	1,014
2007	794
Thereafter	1,954

$9,538

5. GOODWILL AND OTHER INTANGIBLE ASSETS

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

     Goodwill amortization, which was $7,741 and $7,510 for the years ended December 31, 2001 and 2000, respectively, ceased effective January 1, 2002. In the first quarter of 2002, pursuant to SFAS No. 142, the Company completed its reassessment of previously recognized intangible assets, and ceased amortization of indefinite-lived intangible assets.

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

     The Company has determined that its business segments constitute reporting units, with the exception of the Internet segment, which includes two reporting units. Those reporting units are (1) Internet service and (2) IP based private network service. The Company completed the initial step of impairment testing during the second quarter which indicated that goodwill recorded in the local telephone, Internet, and interexchange segments was impaired as of January 1, 2002. Due to the potential impairment, the Company then completed the second step of the test to measure the amount of the impairment. The Company determined the fair value of each reporting unit for purposes of this test primarily by using a discounted cash flow valuation technique. Significant estimates used in the valuation include estimates of future cash flows, both future short-term and long-term growth rates, and estimated cost of capital for purposes of arriving at a discount factor. Based on that analysis, a transitional impairment loss of $105,350 was recognized as the cumulative effect of a change in accounting principle in the consolidated statement of operations. The income tax benefit of $39,540 was offset by a valuation allowance.

     The Company performed its annual impairment test as of the beginning of the fourth quarter of 2002. The Company determined the fair value of each reporting unit for purposes of this test primarily by using a discounted cash flow valuation technique. Significant estimates used in the valuation include estimates of future cash flows, both future short-term and long-term growth rates, and estimated cost of capital for purposes of arriving at a discount factor. Based on comparing this discounted cash flow model to the carrying value of the reporting units, an impairment loss of $64,755 in the local telephone segment was recognized in the consolidated statement of operations for the year ended December 31, 2002. The Company attributes the impairment loss in the local telephone segment to competitively biased regulatory policy. On an ongoing basis, the Company expects to perform its annual impairment test during the fourth quarter absent any impairment indicators.

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2002, 2001 and 2000
(In Thousands Except Per Share Amounts)

5. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

     In connection with the Company’s adoption of a plan to discontinue its wireless cable television service segment during the first quarter of 2002, the goodwill of that segment was considered impaired, and an impairment charge of $3,165 is included with the results of discontinued operations.

     The changes in the carrying value of goodwill by segment for the year ended December 31, 2002 are as follows:

	Local Telephone	Wireless	Directory	Internet	Interexchange	All Other	Total

Balance, December 31, 2001	$191,351	$8,851	$38,831	$8,146	$151	$3,165	$250,495
Impairment losses included in discontinued operations	—	—	—	—	—	(3,165)	(3,165)
Impairment losses — transitional	(97,053)	—	—	(8,146)	(151)	—	(105,350)
Impairment losses — annual test	(64,755)	—	—	—	—	—	(64,755)

Balance, December 31, 2002	$29,543	$8,851	$38,831	$—	$—	$—	$77,225

     Provided below is a reconciliation of previously reported financial statement information to adjusted amounts that reflect the elimination of goodwill and indefinite-lived intangible amortization for the comparable years ended December 31, 2001 and 2000 prior to adoption of SFAS No. 142:

	2001	2000

Reported net loss	$(8,646)	$(25,653)
Add back:
Goodwill amortization	7,741	7,510
Indefinite-lived intangible amortization	528	524

Adjusted net loss	$(377)	$(17,619)

     The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset as of December 31, 2002 based on the Company’s reassessment of previously recognized intangible assets and their remaining amortization lives in accordance with the adoption of SFAS No. 142:

	Gross Carrying	Accumulated	Amortizable
	Amount	Amortization	Life

Amortizable intangible assets:
Customer list	$915	$275	5
Other intangible assets	2,625	1,593	5

Total amortizable intangible assets	$3,540	$1,868

Indefinite-lived intangible assets:
Cellular licenses	$18,194
PCS licenses	3,323
Domain names and trade names	80

Total indefinite-lived intangible assets	$21,597

     For amortizable intangible assets the total intangible amortization expense for the years ended December 31, 2002, 2001 and 2000 was $708, $616 and $525, respectively. The estimated amortization expense for each of the next five years ending December 31 is as follows:

2003	$951
2004	$446
2005	$183
2006	$92
2007	$—

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2002, 2001 and 2000
(In Thousands Except Per Share Amounts)

6. ACCOUNTS PAYABLE, ACCRUED AND OTHER CURRENT LIABILITIES

     Accounts payable, accrued and other current liabilities consist of the following at December 31, 2002 and 2001:

	2002	2001

Accounts payable — trade	$11,435	$10,138
Accrued payroll, benefits, and related liabilities	6,413	8,379
Accrued personal time off	5,200	5,207
Accrued interest	6,106	6,983
Refundable access revenue	9,147	22,688
Other	11,179	9,370

Accounts payable, accrued and other current liabilities	$49,480	$62,765

7. LONG-TERM OBLIGATIONS

     Long-term obligations consist of the following at December 31, 2002 and 2001:

	2002	2001

Senior credit facility term loan — tranche A	$148,500	$150,000
Senior credit facility term loan — tranche B	148,500	150,000
Senior credit facility term loan — tranche C	133,650	135,000
9 3/8% senior subordinated notes due 2009	150,000	150,000
Capital leases and other long-term obligations	12,181	11,603

	592,831	596,603
Less current portion	5,933	5,107

Long-term obligations, net of current portion	$586,898	$591,496

     The aggregate maturities of long-term obligations for each of the five years and thereafter subsequent to December 31, 2002 are as follows:

2003	$5,933
2004	6,060
2005	5,260
2006	147,846
2007	144,908
Thereafter	282,824

$592,831

Senior Credit Facility

     On May 14, 1999, the Company entered into a credit agreement with a syndicate of commercial banks which provide the Company’s senior credit facility. The senior credit facility provides $435,000 of term loans and a revolving credit facility with a $75,000 line of credit, of which $430,650 is outstanding at December 31, 2002. The Company’s obligations under the senior credit facility are unconditionally and irrevocably guaranteed, joint and severally, by the Company and its subsidiaries, and secured by collateral that includes substantially all of the Company and its subsidiaries’ assets. The senior credit facility contains a number of restrictive covenants and events of default, including covenants limiting capital expenditures, incurrence of debt, and the payment of dividends, and requires the Company to achieve certain financial ratios. During the second quarter of 2002, the Company’s lenders approved an amendment to its senior credit facility that, among other things, permits the Company to repurchase up to $15,000 of its outstanding common stock over the term of the Senior Credit Facility. As of December 31, 2002 and 2001 the Company was in compliance with all of the covenants of the senior credit facility.

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2002, 2001 and 2000
(In Thousands Except Per Share Amounts)

7. LONG-TERM OBLIGATIONS (Continued)

     The tranche A term loan of $148,500 is repayable in annual principal payments of $1,500 which commenced on May 14, 2002 with the balance due on November 14, 2006. The loan bears interest at an annual rate equal (at the Company’s option) to: (1) an adjusted London inter-bank offered rate (“LIBOR”) plus 2.25% or (2) a rate equal to 1.75% plus the greater of the administrative agent’s prime rate, a certificate of deposit rate plus 1.00% or the federal funds rate plus .50%, in each case subject to reduction based on the Company’s financial performance. The rate of interest in effect at December 31, 2002 and 2001 was 4.125% and 4.69%, respectively, and is based on the LIBOR rate option.

     The tranche B term loan of $148,500 is repayable in annual principal payments of $1,500 which commenced on May 14, 2002 with the balance due on November 14, 2007. The loan bears interest at an annual rate equal (at the Company’s option) to: (1) LIBOR plus 3.00% or (2) a rate equal to 2.00% plus the greater of the administrative agent’s prime rate, a certificate of deposit rate plus 1.00% or the federal funds rate plus .50%. The rate of interest in effect at December 31, 2002 and 2001 was 4.88% and 5.44%, respectively, and is based on the LIBOR rate option.

     The tranche C term loan of $133,650 is repayable in annual principal payments of $1,350 which commenced on May 14, 2002 with the balance due on May 14, 2008. The loan bears interest at an annual rate equal (at the Company’s option) to: (1) LIBOR plus 3.25% or (2) a rate equal to 2.25% plus the greater of the administrative agent’s prime rate, a certificate of deposit rate plus 1.00% or the federal funds rate plus .50%. The rate of interest in effect at December 31, 2002 and 2001 was 5.06% and 7.06%, respectively, and is based on the LIBOR rate option.

     The senior credit facility also provides a revolving credit facility in the amount of $75,000 which is available, in part, for up to $25,000 in letters of credit and up to $10,000 in the form of swingline loans. This revolving facility is available through May 15, 2006 and outstanding balances thereunder will bear interest at an annual interest rate option equivalent to that provided under tranche A. There were no amounts outstanding under this revolving credit facility as of December 31, 2002 and 2001.

     On July 24, 1999 the Company entered into an interest rate swap agreement to reduce the impact of changes in interest rates on its floating rate long-term debt. This agreement fixed at 5.99% the underlying variable rate on one-half of the borrowings under the senior credit facility, or $217,500, expiring in June 2004. The differential to be paid or received is recorded as interest expense in the consolidated statement of operations in the period in which it is recognized. The Company is exposed to credit losses from counterparty nonperformance, but does not anticipate any such nonperformance.

     Senior Subordinated Notes

     On May 14, 1999, the Company issued $150,000 in aggregate principal amount of 9 3/8 % senior subordinated notes due 2009. Interest on the notes is payable semi-annually on May 15 and November 15. The notes will mature on May 15, 2009, and are redeemable, in whole or in part, at the option of the Company, at any time on or after May 15, 2004 at 104.688% of the principal amount declining to 100% of the principal amount on or after May 15, 2007. The notes contain a number of restrictive covenants, including covenants limiting incurrence of debt and the payment of dividends. As of December 31, 2002 and 2001 the Company was in compliance with all the covenants of the notes.

     Capital leases and other long-term obligations

     The Company has entered into various capital leases and other debt agreements totaling $12,181 and $11,603 with a weighted average interest rate of 8.05% and 8.74% at December 31, 2002 and 2001, respectively.

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2002, 2001 and 2000
(In Thousands Except Per Share Amounts)

8. OTHER DEFERRED CREDITS AND LONG-TERM LIABILITIES:

     Deferred credits and other long-term liabilities consist of the following at December 31, 2002 and 2001:

	2002	2001

Refundable access revenue	$11,401	$9,060
Interest rate swap, marked to market	14,152	11,437
Additional pension liability	6,285	4,147
Other deferred credits	1,092	359

Total deferred credits and other long-term liabilities	$32,930	$25,003

9. LOCAL TELEPHONE OPERATING REVENUE

     Local telephone operating revenues consisted of the following for the years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000

Local network service	$99,512	$96,270	$94,098
Network access revenue	108,335	102,977	105,172
Deregulated revenue and other	18,600	22,164	22,998

Total local telephone operating revenues	$226,447	$221,411	$222,268

10. UNUSUAL CHARGES

     During 2000, the Company recorded $5,288 of unusual charges, consisting of the following:

Costs incurred in attempted acquisition	$1,451
Severance and restructuring costs	3,019
Legal settlement	818

$5,288

     During 2000, the Company attempted to acquire the Matanuska Telephone Association, a cooperative telephone association located in Alaska. The acquisition was subject to approval by a vote of the membership of the cooperative association requiring a super majority, which was held in September of 2000. The membership of the association voted to approve the acquisition but failed to achieve the required super majority. The Company had incurred $1,451 of legal, consulting and other out of pocket costs associated with the attempted acquisition which were charged to expense during September 2000. The Company also recorded $3,019 related to severance and restructuring charges under several plans adopted during 2000. In December 2000, the Company settled out of court a claim by a vendor that arose from an undisclosed contractual obligation it incurred in the purchase of the Company’s operations in May 1999, resulting in a charge to expense of $818.

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2002, 2001 and 2000
(In Thousands Except Per Share Amounts)

11. INCOME TAXES

     The Company’s combined federal income and state effective income tax rate from continuing operations was a benefit of 0.0%, 1.7%, and 0.8% in 2002, 2001 and 2000, respectively. The difference between taxes calculated as if the statutory federal rate of 34% was applied to loss from continuing operations before income tax and the recorded tax benefit is reconciled as follows:

	2002	2001	2000

Computed federal income taxes at the 34% statutory rate	$(23,689)	$(2,422)	$(8,736)
Increase (reduction) in tax resulting from:
State income taxes (net federal benefit)	(4,097)	(381)	(1,503)
Amortization of investment tax credits	—	(195)	(197)
Prior year adjustment	269	—	—
Other	453	(68)	285
Valuation allowance — book net operating loss	27,064	2,871	9,954

Total income tax benefit	$—	$(195)	$(197)

The benefit for income taxes is summarized as follows:

	2002	2001	2000

Current:
Federal income tax	$—	$—	$—
State income tax	—	—	—

Total current	—	—	—

Deferred:
Federal income tax	—	—	—
State income tax	—	—	—

Total deferred	—	—	—
Amortization of investment tax credits	—	(195)	(197)

Total income tax benefit	$—	$(195)	$(197)

     The effect of significant items comprising the Company’s net deferred tax liability at 34% were as follows:

	2002	2001	2000

Deferred tax liabilities — long-term:
Property, plant and equipment	$(20,786)	$(20,380)	$(16,338)
Intangibles	—	(13,105)	(7,235)
Other	(88)	—	—

Total long-term deferred tax liabilities	(20,874)	(33,485)	(23,573)

Deferred tax assets:
Current:
Accrued compensation	4,249	4,081	5,329
Accrued bad debts	2,827	2,172	4,825
Interest rate swap mark to market	5,661	4,575	—
Minimum pension liability adjustment	1,893	957	—
Other	987	516	293

Total current deferred tax assets	15,617	12,301	10,447

Long-term:
Net operating loss carryforwards from operations	57,136	49,324	32,324
Intangibles	46,734	—	—
Debt issuance cost	1,213	—	—

Total long-term deferred tax assets	105,083	49,324	32,324

Total deferred tax assets	120,700	61,625	42,771

Valuation allowance	(99,826)	(28,140)	(19,048)

Net deferred tax asset	$—	$—	$150

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2002, 2001 and 2000
(In Thousands Except Per Share Amounts)

11. INCOME TAXES (Continued)

     The Company has available at December 31, 2002 unused operating loss carryforwards of $142,839 that may be applied against future taxable income and that expire as shown below. Per the schedule below the total Net Operating Loss (“NOL”) is made up of NOLs generated by the consolidated group and NOLs obtained with the 2000 acquisition of Internet Alaska. The Internet Alaska NOLs are limited by special rules known as Separate Return Limitation Year (“SRLY”) rules. SRLY NOLs can only be used in years that both the Consolidated Group and the entity that created the SRLY NOLs have taxable income. The tax benefits derived from the utilization of the SRYL NOLs will increase retained earnings.

	Internet		Total
Year of	Alaska's	Unused Operating	Unused Operating
Expiration	SRLY	Loss Carryforwards	Loss Carryforwards

2017	$27	$—	$27
2018	328	42	370
2019	852	16,767	17,619
2020	2,631	55,286	57,917
2021	—	46,615	46,615
2022	—	20,291	20,291

	$3,838	$139,001	$142,839

12. DISCONTINUED OPERATIONS

     On March 30, 2002, the Company approved a plan to sell its wireless cable television service segment. As a result of this decision, the operating revenue and expense of this segment has been classified as discontinued operations under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, for all periods presented and the assets and liabilities of the disposal group have been written down to their fair value, net of expected selling expense. The income tax benefit in all years was offset by a valuation allowance. The following discloses the results of the discontinued operations for years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000

Operating revenue	$716	$960	$1,131
Operating expense	1,255	2,555	1,968

Operating loss	(539)	(1,595)	(837)
Interest expense	(33)	(126)	(151)
Other	—	3	71

Loss from operations of discontinued segment	(572)	(1,718)	(917)
Write down of net assets to fair value	(7,060)	—	—

Loss from discontinued operations	$(7,632)	$(1,718)	$(917)

     Assets held for sale December 31, 2002 consist of the following:

Accounts receivable, net of allowance of $42	$50
Other current assets	7
Property, plant and equipment	201
Intangible assets	85
Current liabilities	(82)

Assets held for sale	$261

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2002, 2001 and 2000
(In Thousands Except Per Share Amounts)

13. STOCK INCENTIVE PLANS

     The Company’s employees participate in various plans of ACS Group. The Company may grant stock options, stock appreciation rights and other awards to officers, employees and non-employee directors through the Compensation Committee of ACS Group’s Board of Directors. At December 31, 2002, ACS Group has reserved a total of 6,060 shares of authorized common stock for issuance under the plans. In general, options under the plans vest ratably over three, four or five years and the plans terminate in approximately 10 years. On April 3, 2002, ACS Group merged the ALEC Holdings, Inc. 1999 Stock Incentive Plan into the Alaska Communications Systems Group, Inc. 1999 Stock Incentive Plan.

Alaska Communications Systems Group, Inc. 1999 Stock Incentive Plan

     ACS Group has reserved 4,910 shares under this plan, which was adopted by ACS Group in November 1999. At December 31, 2002, 5,712 options have been granted, 1,897 have been forfeited, 441 have been exercised, and 1,095 shares are available for grant under the plan.

     Information on outstanding options for the years ended December 31, 2002, 2001 and 2000 is summarized as follows:

	2002		2001		2000

		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding, January 1	3,606	$7.47	3,998	$7.55	3,154	$6.15
Granted	278	7.82	260	6.81	1,752	10.03
Exercised	(76)	6.08	(128)	6.03	(198)	6.96
Canceled or expired	(434)	8.13	(524)	8.43	(710)	7.92

Outstanding, December 31	3,374	7.52	3,606	7.47	3,998	7.55

Options exercisable at December 31	2,632	7.33	2,208	7.11	1,728	6.72
Weighted average fair value of options granted		4.57		3.93		5.66

     The outstanding options at December 31, 2002 have the following characteristics:

	Outstanding Options			Exercisable Options

		Weighted	Weighted		Weighted
		Average	Average		Average
	Number of	Remaining	Exercise	Number	Exercise
Range of Exercise Prices	Shares	Life (Years)	Price	Exercisable	Price

$5.50 - $8.00	2,812	6.39	$6.19	2,224	$6.08
$8.58 - $12.63	18	7.47	12.63	12	12.63
$14.20	544	7.12	14.20	396	14.20

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2002, 2001 and 2000
(In Thousands Except Per Share Amounts)

13. STOCK INCENTIVE PLANS (Continued)

ACS Group, Inc. 1999 Non-Employee Director Stock Compensation Plan

     The non-employee director stock compensation plan was adopted by ACS Group in November 1999. ACS Group has reserved 150 shares under this plan. At December 31, 2002, 110 shares have been awarded and 40 shares are available for grant under the plan. For the years ended December 31, 2002, 2001, and 2000, directors were required to receive not less than 25% of their annual retainer and meeting fees in the form of ACS Group’s stock, and may have elected to receive up to 100% of director’s compensation in the form of stock. Starting in 2003, directors no longer have the option of receiving stock and will receive all of their annual retainer and meeting fees in cash.

     During the year ended December 31, 2002, 58 shares under the plan were awarded to directors, of which 34 were elected to be deferred until termination of service by the directors. During the year ended December 31, 2001, 26 shares under the plan were awarded to directors, of which 19 were elected to be deferred until termination of service by the directors. During the year ended December 31, 2000, 26 shares under the plan were awarded to directors, of which 13 were elected to be deferred until termination of service by the directors.

Alaska Communications Systems Group, Inc. 1999 Employee Stock Purchase Plan

     This plan was also adopted by ACS Group in November 1999. ACS Group has reserved 1,000 shares under this plan. At December 31, 2002, 632 shares are available for issuance and sale. The plan will terminate on December 31, 2009. All ACS Group employees and all of the employees of designated subsidiaries generally will be eligible to participate in the purchase plan, other than employees whose customary employment is 20 hours or less per week or is for not more than five months in a calendar year, or who are ineligible to participate due to restrictions under the Internal Revenue Code.

     On December 31, 2002, 97 shares were issued under the plan. On June 30, 2002, 53 shares were issued under the plan. On December 31, 2001, 38 shares were issued under the plan. On June 29, 2001, 48 shares were issued under the plan. On December 29, 2000, 67 shares were issued under the plan. On June 30, 2000, 65 shares were issued under the plan.

     A participant in the purchase plan may authorize regular salary deductions of a maximum of 15% and a minimum of 1% of base compensation. The fair market value of shares which may be purchased by any employee during any calendar year may not exceed $25. The amounts so deducted and contributed are applied to the purchase of full shares of common stock at 85% of the lesser of the fair market value of such shares on the date of purchase or on the offering date for such offering period. The offering dates are January 1 and July 1 of each purchase plan year, and each offering period will consist of one six-month purchase period. The first offering period under the plan commenced on January 1, 2000. Shares are purchased on the open market or issued from authorized but unissued shares on behalf of participating employees on the last business days of June and December for each purchase plan year and each such participant has the rights of a stockholder with respect to such shares. During the year ended December 31, 2002 approximately 15% of eligible employees elected to participate in the plan.

14. RETIREMENT PLANS

     Pension benefits for substantially all of the Company’s employees are provided through the Alaska Electrical Pension Plan (“AEPP”). The Company pays a contractual hourly amount based on employee classification or base compensation. As a multi-employer defined contribution plan, the accumulated benefits and plan assets are not determined for or allocated separately to the individual employer. The Company’s portion of the plan’s pension cost for 2002, 2001 and 2000 was $13,390, $11,830, and $10,978, respectively.

     The Company also provides a 401(k) retirement savings plan covering substantially all of its employees. The plan allows for discretionary matching contributions as determined by the Board of Directors, subject to Internal Revenue Code limitations. There was no matching contribution for 2002, 2001 or 2000.

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2002, 2001 and 2000
(In Thousands Except Per Share Amounts)

14. RETIREMENT PLANS (Continued)

     The Company also has a separate defined benefit plan that covers certain employees previously employed by Century Telephone Enterprise, Inc. (“CenturyTel Plan”). This plan was transferred to the Company in connection with the acquisition of CenturyTel’s Alaska Properties. Existing plan assets and liabilities of the CenturyTel Plan were transferred to the ACS Retirement Plan on September 1, 1999. Accrued benefits under the ACS Retirement Plan were determined in accordance with the provisions of the CenturyTel Plan. Upon completion of the transfer to the Company, covered employees ceased to accrue benefits under the plan. On November 1, 2000 the ACS Retirement Plan was amended to conform early retirement reduction factors and various other terms to those provided by the AEPP. As a result of this amendment, prior service cost of $1,992 was recorded and will be amortized over the expected service life of the plan participants at the date of the amendment. The Company uses the traditional unit credit method for the determination of pension cost for financial reporting and funding purposes and complies with the funding requirements under the Employee Retirement Income Security Act of 1974 (“ERISA”). Since the plan is adequately funded under ERISA, no contribution was made in 2002, 2001 or 2000.

     The following table represents the net periodic pension expense (benefit) for the ACS Retirement Plan for 2002, 2001 and 2000:

	2002	2001	2000

Interest cost	$680	$627	$447
Expected return on plan assets	(723)	(773)	(813)
Amortization of gain/loss	260	30	—
Amortization of prior year service costs	203	203	34

Net periodic pension expense (benefit)	$420	$87	$(332)

     The following is a reconciliation of the beginning and ending balances for 2002 and 2001 for the projected benefit obligation and the plan assets of the ACS Retirement Plan:

	2002	2001

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$9,108	$8,600
Amortization of prior service cost	(203)	(203)
Interest cost	680	627
Actuarial loss	1,279	215
Benefits paid	(249)	(131)

Projected benefit obligation at end of year	$10,615	$9,108

Change in plan assets
Fair value of plan assets at beginning of year	$8,736	$9,257
Return on plan assets	(803)	(390)
Benefits paid	(249)	(131)

Fair value of plan assets at end of year	$7,684	$8,736

     The following table represents the funded status of the ACS Retirement Plan at December 31, 2001 and 2000:

	2002	2001

Projected benefit obligation	$(10,615)	$(9,108)
Plan assets at fair value	7,684	8,736

Funded Status	(2,931)	(372)

Unrecognized prior service cost	1,551	1,755
Unrecognized net loss	4,734	2,392

Net amount recognized	$3,354	$3,775

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2002, 2001 and 2000
(In Thousands Except Per Share Amounts)

14. RETIREMENT PLANS (Continued)

     The net amounts recognized in the balance sheet were classified as follows at December 31, 2002 and 2001:

	2002	2001

Accrued benefit liability	$(2,931)	$(372)
Intangible asset	1,551	1,755
Accumulated other comprehensive loss	4,734	2,392

Net amount recognized	$3,354	$3,775

     The actuarial assumptions used to account for the plan as of December 31, 2002 and 2001 are as follows:

	2002	2001

Discount rate	6.75%	7.25%
Expected return on assets	8.50%	8.50%
Rate of compensation increase	0.00%	0.00%

     The Company also has a separate executive post retirement health benefit plan. The Alaska Communications Systems Executive Retiree Health Benefit Plan (“The ACS Health Plan”) was adopted by the Company in November 2001 and amended in October 2002. The ACS Health Plan covers a select group of management or highly compensated employees. The group of eligible employees is selected by a committee appointed by the Compensation Committee of ACS Group’s Board of Directors. Each eligible employee must complete 10 years of service and be employed by the Company in the capacity of an executive officer for a minimum of 36 consecutive months immediately preceding retirement. The ACS Health Plan provides a graded subsidy for medical, dental, and vision coverage. The amendment revised the premium subsidy, added a premium subsidy cap and suspends retirees’ benefits from the ACS Health Plan during any period the retiree has access to employer health benefits. The Company uses the projected unit credit method for the determination of post retirement health cost for financial reporting and funding purposes and complies with the funding requirements under the ERISA. The Company made a contribution of $128 to the ACS Health Plan during 2001.

     The following represents the net periodic postretirement benefit expense for the ACS Health Plan for 2002 and 2001:

	2002	2001

Service cost	$69	$11
Interest cost	40	6
Expected return on plan assets	(11)	—
Amortization of prior service cost	24	4

Net periodic postretirement benefit expense	$122	$21

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2002, 2001 and 2000
(In Thousands Except Per Share Amounts)

14. RETIREMENT PLANS (Continued)

     The following is a reconciliation of the beginning and ending balances for 2002 and 2001 for the projected benefit obligation and the plan assets for the ACS Health Plan:

	2002	2001

Change in accumulated postretirement benefit obligation:
Accumulated postretirement benefit obligation	$588	$—
at beginning of the year:
Plan adoption	—	586
Plan amendment	(440)	—
Service cost	69	11
Interest cost	40	6
Actuarial (gain)/loss	11	(15)

Accumulated postretirement benefit obligation at end of the year:	$268	$588

Change in plan assets:
Fair value of plan assets at beginning of year	$128	$—
Employer contributions	—	128
Return on plan assets	(1)	—

Fair value of plan assets at end of year	$127	$128

     The following table represents the funded status of the ACS Health Plan at December 31, 2002 and 2001:

	2002	2001

Accumulated postretirement benefit obligation	$(268)	$(588)
Plan assets at fair value	127	128

Funded status	(141)	(460)

Unrecognized prior service cost	118	582
Unrecognized net (gain) or loss	7	(15)

Prepaid (accrued) benefit costs	$(16)	$107

     The actuarial assumptions used to account for the ACS Health Plan as of December 31, 2002 and 2001 is an assumed discount rate of 6.75% and 7.25%, respectively, and an expected long term rate of return on plan assets of 8.50%. For measurement purposes, the assumed annual rates of increases in health care costs is as follows:

Year	Pre 65 premiums	Post 65 premiums

1	7.00%	10.00%
2	7.00%	9.00%
3	7.00%	8.00%
4	7.00%	7.00%
5 and thereafter	7.00%	7.00%

     Assumed health care cost trend rates have a significant effect on the amounts reported for the ACS Health Plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects for 2002:

	+1%	-1%

Effect on total of service and interest cost components	13	(12)
Effect on accumulated postretirement benefit obligation	71	(64)

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2002, 2001 and 2000
(In Thousands Except Per Share Amounts)

15. BUSINESS SEGMENTS

     The Company has five reportable segments: local telephone, wireless, directory, Internet and interexchange. Local telephone provides landline telecommunications services, and consists of local telephone service, network access and deregulated and other revenue; wireless provides wireless telecommunications service; directory provides yellow page advertising and other related products; Internet provides Internet service and advanced IP based private networks; and interexchange provides switched and dedicated long distance services. Each reportable segment is a strategic business under separate management and offering different services than those offered by the other segments. The Company also has a wireless cable television service segment that did not meet the criteria for a reportable segment and was previously included in “All Other” that is now reported as discontinued operations.

     The Company also incurs interest expense, interest income, equity in earnings of investments, goodwill amortization in 2001 and 2000 on the original May 14, 1999 purchases, goodwill impairment losses and other operating and non operating income and expense at the corporate level which are not allocated to the business segments, nor are they evaluated by the chief operating decision maker in analyzing the performance of the business segments. These non operating income and expense items are provided in the accompanying table under the caption “All Other” in order to assist the users of these financial statements in reconciling the operating results and total assets of the business segments to the consolidated financial statements. Common use assets are held at the Company and are allocated to the business segments based on operating revenue. Included in the caption “All Other” are also the net assets held for sale of $261 and other net liabilities of the discontinued operation that would not be sold of $5,941. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

     The following table illustrates selected financial data for each segment as of and for the year ended December 31, 2002:

	Local Telephone	Wireless	Directory	Internet	Interexchange	All Other	Eliminations	Total

Operating revenues	$226,447	$43,233	$33,604	$20,848	$29,708	$24,807	$(35,145)	$343,502
Depreciation and amortization	55,498	5,541	11	6,744	2,256	12,890	—	82,940
Operating income (loss)	32,005	3,647	19,404	(21,468)	(1,250)	(55,026)	(76)	(22,764)
Interest expense	435	(5)	—	(146)	(330)	(49,067)	—	(49,113)
Interest income	3	3	—	—	2	2,416	—	2,424
Income tax provision (benefit)	13,214	1,527	7,985	—	—	(22,726)	—	—
Income (loss) from continuing operations	19,199	2,113	11,419	(21,619)	(1,583)	(79,127)	(76)	(69,674)
Total assets	526,333	83,985	110,506	(26,971)	7,676	3,453	—	704,982
Capital expenditures	31,186	14,007	—	16,604	228	9,439	—	71,464

     Operating revenues disclosed above include intersegment operating revenues of $22,634 for local telephone, $1,786 for wireless, $1,400 for directory and $13,965 for interexchange. In accordance with SFAS No. 71, intercompany revenues between local telephone and non-local telephone operations are not eliminated above.

     The following table illustrates selected financial data for each segment as of and for the year ended December 31, 2001:

	Local Telephone	Wireless	Directory	Internet	Interexchange	All Other	Eliminations	Total

Operating revenues	$221,411	$41,923	$33,870	$13,726	$30,795	$17,072	$(26,582)	$332,215
Depreciation and amortization	53,242	5,626	1,048	2,606	2,284	14,302	—	79,108
Operating income (loss)	34,794	5,084	18,110	(9,504)	(1,752)	391	—	47,123
Interest expense	(1,716)	(36)	—	(97)	(302)	(55,414)	—	(57,565)
Interest income	13	14	—	—	—	1,963	—	1,990
Income tax provision (benefit)	13,534	2,164	7,453	—	—	(23,346)	—	(195)
Income (loss) from continuing operations	19,560	2,966	10,657	(9,591)	(2,049)	(28,471)	—	(6,928)
Total assets	653,412	108,475	88,079	3,679	28,887	21,010	—	903,542
Capital expenditures	45,635	5,786	21	16,319	19,787	34	—	87,582

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2002, 2001 and 2000
(In Thousands Except Per Share Amounts)

15. BUSINESS SEGMENTS (Continued)

     Operating revenues disclosed above include intersegment operating revenues of $21,677 for local telephone, $1,603 for wireless, $ 1,400 for directory, $2 for Internet and $13,851 for interexchange. In accordance with SFAS No. 71, intercompany revenues between local telephone and non-local telephone operations are not eliminated above.

     The following table illustrates selected financial data for each segment as of and for the year ended December 31, 2000:

	Local Telephone	Wireless	Directory	Internet	Interexchange	All Other	Eliminations	Total

Operating revenues	$222,268	$41,205	$29,156	$9,172	$19,773	$16,609	$(24,656)	$313,527
Depreciation and amortization	56,912	5,029	1,046	1,495	1,345	5,928	—	71,755
Operating income (loss)	31,751	6,414	13,958	(8,760)	(1,325)	(8,270)	—	33,768
Interest expense	(1,046)	(11)	—	(109)	(312)	(60,480)	—	(61,958)
Interest income	105	215	—	—	—	3,449	—	3,769
Income tax provision (benefit)	7,913	2,703	5,746	—	—	(16,559)	—	(197)
Income (loss) from continuing operations	22,814	3,944	8,212	(8,863)	(1,631)	(49,212)	—	(24,736)
Total assets	634,105	108,663	71,505	25,082	43,596	26,355	—	909,306
Capital expenditures	53,974	11,505	—	3,252	3,030	492	—	72,253

     Operating revenues disclosed above include intersegment operating revenues of $9,840 for local telephone, $937 for wireless, $2 for Internet and $13,208 for interexchange. In accordance with SFAS No. 71, intercompany revenues between local telephone and non-local telephone operations are not eliminated above.

16. RELATED PARTY TRANSACTIONS

     The Company has various intercompany transactions with the Parent and at December 31, 2002 and 2001, $3,761 and $2,475, respectively was due from the Parent.

     Fox Paine & Company, ACS Group’s majority stockholder, receives an annual management fee in the amount of 1% of the Company’s net income before interest expense, interest income, income taxes, depreciation and amortization, and equity in loss of investments, calculated without regard to the fee. The management fee expense for 2002, 2001 and 2000 was $1,316, $1,285, and $1,169, respectively. The management fee payable at 2002 and 2001 was $1,319 and $1,303, respectively.

     On April 17, 2001, the Company issued an interest bearing note receivable to an officer totaling $328. The note bears interest at the Mid-Term Applicable Federal Rate, which was 3.26% as of December 31, 2002, and is due on April 15, 2005. The note is secured by a pledge of 100 shares of ACS Group’s stock held in the officer’s name. In accordance with an addendum to the officer’s employment agreement dated May 3, 2001, the loan will be forgiven ratably over a three year period on its anniversary date ending on April 16, 2004. Accordingly, $114 was forgiven on April 16, 2002 and recognized as compensation expense. The note balance, including accrued interest, was $235 and $339 as of December 31, 2002 and 2001, respectively.

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2002, 2001 and 2000
(In Thousands Except Per Share Amounts)

17. ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

     As a result of adopting SFAS No. 133, the Company recognized as an asset at January 1, 2001, a cumulative transition adjustment of $1,243 related to marking to fair value a designated cash flow hedge in the form of a interest rate swap. The cumulative unrealized gain from the transition adjustment was recorded as a credit to other comprehensive income within the Consolidated Statements of Stockholder’s Equity. As of December 31, 2002 and 2001, the fair value of the swap has declined to a liability of $14,152 and $11,437, respectively, which is recorded in other deferred credits and long-term liabilities on the Company’s Consolidated Balance Sheets. The fair value of the Company’s interest rate swap agreement represents the estimated amount the Company would receive or pay to terminate the agreement, calculated based on the present value of expected payments or receipts based on implied forward rates in the LIBOR yield curve at the end of the year. The realized gains and losses of the swap and its associated hedged long-term debt are recorded net in interest expense on the Company’s Consolidated Statements of Operations. For the years ended December 31, 2002 and 2001, realized changes in the fair value of the cash flow hedge amounted to a charge of $9,046 and $3,653, of which the ineffective portion was $59 and $247, respectively. Both the realized effective and ineffective components of the cash flow hedge were recorded as an increase to interest expense. Assuming a weighted average variable rate based on implied forward rates in the LIBOR yield curve as of December 31, 2002, $10,040 would be charged to earnings as interest expense as a result of projected realized changes in fair value of the cash flow hedge expected to occur in 2003. The swap agreement currently in place expires on June 24, 2004.

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

18. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair values of cash and short-term investments, accounts receivable and payable, and other short-term assets and liabilities approximate carrying values due to their short-term nature. The Company’s interest rate swap agreement is marked to fair value, therefore its carrying value is equal to its fair value.

     The fair value for the Company’s senior subordinated notes was estimated based on quoted market prices. The fair value of the Company’s senior credit facility term debt approximates carrying values due to the variable interest rate nature of the debt and its senior position in the capital structure.

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2002, 2001 and 2000
(In Thousands Except Per Share Amounts)

18. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

     The following table summarizes the Company’s carrying values and fair values of the debt components of its financial instruments at December 31, 2002:

	Carrying	Fair
	Value	Value

Senior credit facility term debt — tranche A	$148,500	$148,500
Senior credit facility term debt — tranche B	148,500	148,500
Senior credit facility term debt — tranche C	133,650	133,650
9 3/8% senior subordinated notes due 2009	150,000	107,250
Capital leases and other long-term obligations	12,181	12,181

	$592,831	$550,081

     The following table summarizes the Company’s carrying values and fair values of the debt components of its financial instruments at December 31, 2001:

	Carrying	Fair
	Value	Value

Senior credit facility term debt — tranche A	$150,000	$150,000
Senior credit facility term debt — tranche B	150,000	150,000
Senior credit facility term debt — tranche C	135,000	135,000
9 3/8% senior subordinated notes due 2009	150,000	148,500
Capital leases and other long-term obligations	11,603	11,603

	$596,603	$595,103

19. SEVERANCE AND RESTRUCTURING CHARGES

     In June 2002, the Company adopted a restructuring plan and recorded $862 of associated charges, including $523 of severance costs and $339 of lease termination costs for office space. Employee force reductions expected as a result of this plan total approximately 30 persons, and the plan is expected to be completed by June 2003. As of December 31, 2002, 11 employees have been terminated and are eligible for severance and the Company has paid out $172 accrued under this plan.

20. COMMITMENTS, CONTINGENCIES AND GUARANTEES

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

     In December 2001, the Company entered into a material contract with the State of Alaska to provide it with comprehensive telecommunications services for a period of five years. This contract obligates the Company to, among other things, provide on the state’s behalf customer premise equipment and other capital assets which the Company believes will range between $25,000 and $30,000 over the term of the agreement, of which approximately $12,400 has been expended through December 31, 2002. The Company intends to fund this commitment with cash on hand and cash flows from operations.

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2002, 2001 and 2000
(In Thousands Except Per Share Amounts)

20. COMMITMENTS, CONTINGENCIES AND GUARANTEES (Continued)

     On July 15, 2002 the Company fulfilled a commitment to Neptune Communications, L.L.C. (“Neptune”) to provide a loan in the form of an unsecured note receivable totaling $15,000 in return for certain consideration. The note, which is included in deferred charges and other assets on the Company’s Consolidated Balance Sheets, bears interest at the applicable federal rate, which was 5.61% at the date of issuance, and matures on July 15, 2022. Interest is payable semiannually, but Neptune may elect to add the interest to the principal in lieu of cash payments. The commitment was funded with cash on hand. In connection with this note, Neptune has granted the Company an option to purchase certain network assets of Neptune, no later than January 2, 2006 at a price equal to the then outstanding loan balance. The Company has also entered into a strategic agreement with Neptune for the life of the fiber optic cable system owned by Neptune. The significant provisions of this agreement are: i) purchase commitments by the Company for capacity in 2005 and 2007, the final price and quantity of which are subject to future events, ii) Neptune’s restoration of the Company’s traffic carried on another cable system, iii) and specific interconnection arrangements between the Company and Neptune, should the Company exercise its option to purchase certain network assets from Neptune. The Company is currently renegotiating the terms and conditions of this agreement and it is not possible to determine the ultimate outcome of these negotiations at this time.

     The Company has been authorized by its Board of Directors to evaluate the possible disposition of its directory business, ACSIS. This transaction, if completed, would result in a de-leveraging of the Company’s balance sheet and generate cash for other corporate objectives. The Company expects to file on or about March 6, 2003, a preliminary prospectus with Canadian securities regulators relating to a proposed public offering in Canada of ACSIS through a Canadian income fund. Any prospective sale of ACSIS is subject to the approval of the Company’s Board of Directors, which is dependent upon terms and pricing. Any such sale is also contingent upon a number of conditions including approval by securities regulators, the approval of an amendment of certain terms and conditions of the Company’s senior credit facility and market conditions. There can be no assurance that the Company will consummate any transaction to sell ACSIS.

     On May 14, 1999 ACS Group issued senior discount debentures due May 15, 2011 of which $17,313 is outstanding at December 31, 2002. Interest accrues at 13.00% and is payable at ACS Group’s option semiannually on May 15 and November 15, commencing May 15, 2000 until May 15, 2004 when ACS Group will be required to semiannually pay interest. The senior discount debentures which are recorded at ACS Group are collateralized by substantially all assets of the Company. The guarantee was entered into primarily to support or enhance the creditworthiness otherwise attributed to ACS Group on a stand-alone basis.

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2002, 2001 and 2000
(In Thousands Except Per Share Amounts)

21. CONSOLIDATED QUARTERLY OPERATING INFORMATION (UNAUDITED)

		Quarterly Financial Data

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2002
Operating revenues	$82,010	$92,905	$84,330	$84,257
Operating income (loss)	12,542	15,173	5,909	(56,388)
Income (loss) from continuing operations	299	4,746	(6,257)	(68,462)
Loss on discontinued operations	(6,872)	(515)	(136)	(109)
Income (loss) before cumulative effect of change in accounting principle	(6,573)	4,231	(6,393)	(68,571)
Cumulative effect of change in accounting principle	(105,350)	—	—	—
Net income (loss)	(111,923)	4,231	(6,393)	(68,571)

2001
Operating revenues	$81,301	$81,850	$82,981	$86,083
Operating income	10,310	12,096	12,708	12,009
Loss from continuing operations	(3,912)	(1,668)	(225)	(1,123)
Loss on discontinued operations	(310)	(491)	(526)	(391)
Net loss	(4,222)	(2,159)	(751)	(1,514)

2000
Operating revenues	$78,235	$80,788	$75,008	$79,496
Operating income	11,453	12,084	3,524	6,707
Loss from continuing operations	(3,709)	(3,143)	(10,493)	(7,391)
Loss on discontinued operations	(139)	(251)	(223)	(304)
Net loss	(3,848)	(3,394)	(10,716)	(7,695)

     On March 30, 2002, the Company approved a plan to sell its wireless cable television service segment. As a result of this decision, the operating revenue and expense of this segment has been classified as discontinued operations for all periods presented. Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets and a transitional impairment loss of $105,350 was recognized as the cumulative effect of a change in accounting principle in the consolidated statement of operations. The Company performed its annual goodwill impairment test during the fourth quarter of 2002 and recorded a goodwill impairment loss of $64,755 in operating expenses of the consolidated statement of operations.

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Schedule II- Valuation and Qualifying Accounts
(In Thousands)

	Balance at	Charged to	Charged to		Balance at
	Beginning	costs and	other		End
Description	of Period	expenses	accounts (1)	Deductions (2)	of Period

2002 Allowance for doubtful accounts	$4,944	$4,884	$214	$3,967	$6,075

2001 Allowance for doubtful accounts	$9,831	$4,932	$1,576	$11,395	$4,944

2000 Allowance for doubtful accounts	$5,203	$7,839	$751	$3,962	$9,831

(1)	Represents the reserve for accounts receivable collected on the behalf of others.

(2)	Represents credit losses written off during the period, less collection of amounts previously written off.