Form 10-Q
period 2003-03-31
ALASKA COMMUNICATIONS SYSTEMS HOLDINGS INC
filed 2003-05-06
CIK 1089510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Not Applicable
(Former name, former address and former three months, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [✓]	No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [✓]

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

DOCUMENTS INCORPORATED BY REFERENCE
None

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Consolidated Balance Sheets
(Unaudited, In Thousands Except Per Share Amounts)

	March 31,	December 31,
	2003	2002

Assets
Current assets:
Cash and cash equivalents	$33,482	$18,565
Restricted cash	310	3,440
Accounts receivable-trade, net of allowance of $6,179 and $6,075	45,536	48,820
Accounts receivable-affiliate	3,754	3,761
Materials and supplies	10,924	11,203
Prepayments and other current assets	5,091	6,172
Assets held for sale	—	261

Total current assets	99,097	92,222
Property, plant and equipment	1,094,131	1,090,365
Less: accumulated depreciation	643,420	625,276

Property, plant and equipment, net	450,711	465,089
Goodwill	77,225	77,225
Intangible assets	23,026	23,269
Debt issuance costs, net of amortization of $16,916 and $15,883	20,097	21,130
Deferred charges and other assets	26,030	26,047

Total assets	$696,186	$704,982

Liabilities and Stockholder’s Equity
Current liabilities:
Current portion of long-term obligations	$8,282	$5,933
Accounts payable-affiliates	1,624	1,319
Accounts payable, accrued and other current liabilities	44,713	49,480
Advance billings and customer deposits	9,852	9,804

Total current liabilities	64,471	66,536
Long-term obligations, net of current portion	586,573	586,898
Other deferred credits and long-term liabilities	31,227	32,930
Commitments and contingencies	—	—
Stockholder’s equity:
Common stock, $.01 par value; 1,000 shares authorized, 1 share issued and outstanding	—	—
Contributed capital	287,242	287,242
Accumulated deficit	(256,103)	(249,738)
Accumulated other comprehensive loss	(17,224)	(18,886)

Total stockholder’s equity	13,915	18,618

Total liabilities and stockholder’s equity	$696,186	$704,982

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Consolidated Statements of Operations
(Unaudited, In Thousands)

	Three Months Ended
	March 31,

	2003	2002

Operating revenue:
Local telephone	$54,001	$55,322
Wireless	10,330	9,355
Directory	8,278	8,641
Internet	6,296	3,842
Interexchange	4,766	4,850

Total operating revenue	83,671	82,010
Operating expense:
Local telephone (exclusive of depreciation and amortization)	27,847	28,998
Wireless (exclusive of depreciation and amortization)	6,564	6,042
Directory (exclusive of depreciation and amortization)	3,449	3,426
Internet (exclusive of depreciation and amortization)	9,276	5,128
Interexchange (exclusive of depreciation and amortization)	6,589	6,615
Depreciation and amortization	22,600	19,259
Loss of disposal of assets	746	—

Total operating expense	77,071	69,468

Operating income	6,600	12,542
Other income (expense):
Interest expense	(12,687)	(12,743)
Interest income and other	192	500

Total other expense	(12,495)	(12,243)

Income (loss) before income taxes, discontinued operations and cumulative effect of change in accounting principle	(5,895)	299
Income tax benefit	—	—

Income (loss) from continuing operations	(5,895)	299
Loss from discontinued operations	(52)	(6,872)

Loss before cumulative effect of change in accounting principle	(5,947)	(6,573)
Cumulative effect of change in accounting principle	—	(105,350)

Net loss	$(5,947)	$(111,923)

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Consolidated Statements of Cash Flows
(Unaudited, In Thousands)

	Three Months Ended
	March 31,

	2003	2002

Cash Flows from Operating Activities:
Net loss	$(5,947)	$(111,923)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on discontinued operations	52	6,872
Cumulative effect of change in accounting principle	—	105,350
Depreciation and amortization	22,600	19,259
Loss on disposal of assets	746	—
Amortization of debt issuance costs and original issue discount	1,033	1,033
Capitalized interest	—	(349)
Other deferred credits	(41)	3,973
Changes in components of working capital:
Accounts receivable and other current assets	4,631	1,154
Accounts payable and other current liabilities	(4,423)	2,356
Other	17	(742)
Net cash used in discontinued operations	(41)	(384)

Net cash provided by operating activities	18,627	26,599
Cash Flows from Investing Activities:
Construction and capital expenditures, net of capitalized interest	(6,115)	(13,246)
Release of funds from escrow	3,339	—
Placement of funds in restricted account	(200)	—

Net cash used by investing activities	(2,976)	(13,246)
Cash Flows from Financing Activities:
Payments on long-term debt	(316)	(331)
Dividends	(418)	—

Net cash used by financing activities	(734)	(331)
Increase in cash and cash equivalents	14,917	13,022
Cash and cash equivalents at beginning of the period	18,565	41,012

Cash and cash equivalents at the end of the period	$33,482	$54,034

Supplemental Cash Flow Data:
Interest paid	$8,401	$9,805
Income taxes paid	—	—
Supplemental Noncash Transactions:
Property acquired under capital leases and mortgages	$2,340	$—
Interest rate swap marked to market	$(1,662)	$(2,903)

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited, Dollars In Thousands Except Per Share Amounts)

1.     DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Alaska Communications Systems Holdings, Inc. and Subsidiaries (the “Company” or “ACS Holdings”), a Delaware corporation, is an integrated communications provider engaged principally in providing local telephone, directory, wireless, Internet, and interexchange services to its customers in the state of Alaska through its telecommunications subsidiaries. The Company was formed in October of 1998 for the purpose of acquiring and operating telecommunications properties. The principal activities in 1998 and through May 14, 1999 were the preparation of systems and obtaining financing for pending acquisitions. On May 14, 1999, the Company was acquired and became a wholly owned subsidiary of Alaska Communications Systems Group, Inc. (the “Parent” or “ACS Group”).

          The financial statements for the Company represent the consolidated financial position, results of operations and cash flows principally of the following entities:

•	Alaska Communications Systems Holdings, Inc.

•	ACS of Alaska, Inc. (“ACSAK”)

•	ACS of the Northland, Inc. (“ACSN”)

•	ACS of Fairbanks, Inc. (“ACSF”)

•	ACS of Anchorage, Inc. (“ACSA”)

•	ACS Wireless, Inc. (“ACSW”)

•	ACS Long Distance, Inc. (“ACSLD”)

•	ACS Internet, Inc. (“ACSI”)

•	ACS InfoSource, Inc. (“ACSIS”)

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. However, the Company believes the disclosures which are made are adequate to make the information presented not misleading. The consolidated financial statements and footnotes included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. Certain reclassifications have been made to the 2002 financial statements to make them conform to the current presentation.

          In the opinion of management, the financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented. The results of operations for the three months ended March 31, 2003 and 2002 are not necessarily indicative of the results of operations which might be expected for the entire year or any other interim periods.

          Revenue Recognition

          Access revenue is recognized when earned. The Company participates in toll revenue pools with other telephone companies. Such pools are funded by toll revenue and/or access charges regulated by the Regulatory Commission of Alaska (“RCA”) within the intrastate jurisdiction and the Federal Communications Commission (“FCC”) within the interstate jurisdiction. Much of the interstate access revenue is initially recorded based on estimates. These estimates are derived from interim financial statements, available separations studies and the most recent information available about achieved rates of return. These estimates are subject to adjustment in future accounting periods as additional operational information becomes available. To the extent that disputes arise over revenue settlements, the Company’s policy is to defer revenue collected until settlement methodologies are resolved and finalized. During the second quarter of 2002, the Company recognized as revenue $11,066 of previously deferred interstate access revenue and reversed $1,673 of interest expense previously accrued thereon as a result of a favorable ruling by the District of Columbia Court of Appeals related to a dispute on interstate access rates for the Anchorage market. At March 31, 2003 and 2002, the Company had liabilities of $17,532 and $35,433, respectively, related to its estimate of refundable access revenue.

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited, Dollars In Thousands Except Per Share Amounts)

1.     DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Regulatory Accounting and Regulation

          The local telephone exchange operations of the Company account for costs in accordance with the accounting principles for regulated enterprises prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 71, Accounting for the Effects of Certain Types of Regulation. This accounting recognizes the economic effects of rate regulation by recording cost and a return on investment as such amounts are recovered through rates authorized by regulatory authorities. Accordingly, under SFAS No. 71, plant and equipment is depreciated over lives approved by regulators and certain costs and obligations are deferred based upon approvals received from regulators to permit recovery of such amounts in future years. Historically, lives approved for regulatory purposes have approximated economically useful lives. On July 21, 2002, the Company received an order from the RCA which appears to extend lives approved for rate-making purposes beyond the economically useful lives of the underlying assets. Management petitioned for reconsideration, and the RCA has agreed to take additional testimony. A final order on the matter is not expected until the second quarter of 2003. The Company implemented, effective January 1, 2003, higher depreciation rates for its regulated telephone plant for the interstate jurisdiction. As a result, the Company has recorded a regulatory asset under SFAS No. 71 of $2,418. As of March 31, 2002 the Company has also deferred as a regulatory asset $894 of costs incurred in connection with regulatory rate making proceedings, which will be amortized in future periods. If the Company were not following SFAS No. 71, it would have recorded additional depreciation expense of $2,418 for the intrastate and local jurisdictions and the deferred costs incurred in connection with regulatory rate making proceedings would have been charged to expense as incurred. Non-regulated revenues and costs incurred by the local telephone exchange operations and non-regulated operations of the Company are not accounted for under SFAS No. 71 principles.

Stock Incentive Plans

          The Company’s employees participate in various plans of ACS Group. The Company applies Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees,” in accounting for its stock incentive plans. Accordingly, no compensation cost has been recognized for options with exercise prices equal to or greater than fair value on the date of grant. No compensation costs were charged to operations for the three months ended March 31, 2003 or 2002. If compensation costs had been determined consistent with SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s net loss on a pro forma basis for the three months ended March 31, 2003 and 2002 would have been as follows:

	For the three months ended
	March 31,
	2003	2002

Net loss:
As reported	$(5,947)	$(111,923)
Pro forma	(6,375)	(112,394)

          The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for grants:

	2003	2002

Risk free rate	2.88%	4.98%
Dividend yield	0.0%	0.0%
Expected volatility factor	64.2%	52.3%
Expected option life (years)	6.1	6.1

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited, Dollars In Thousands Except Per Share Amounts)

1.     DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Change in Accounting Estimate

          During the period, the Company changed its estimate of the useful lives of certain classes of assets resulting in additional depreciation expense of $806, or $0.03 per share for the three months ended March 31, 2003. Management adopted the higher depreciation rates as a result of an evaluation of the expected economic useful lives of the underlying assets, primarily in its regulated local telephone segment as applied to the interstate jurisdiction under SFAS No. 71.

2.     NEW ACCOUNTING STANDARDS

          On August 15, 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This standard generally applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. Under the new accounting method, asset retirement obligations are recognized in the period in which they are incurred if a reasonable estimate of fair value can be made. When the liability is initially recorded, the cost is capitalized and increases the carrying value of the related long-lived asset. The liability is then accreted to its present value each period and the capitalized cost is depreciated over the estimated useful life of the related asset. At the settlement date, the obligation is settled for its recorded amount or a gain or loss is recognized.

          In accordance with federal and state regulations, depreciation expense for the Company’s local exchange carriers regulated operations have historically included an additional provision for cost of removal. Under SFAS No. 143, the additional cost of removal provision would no longer be included in depreciation expense, because it does not meet the recognition and measurement principles of an asset retirement obligation. On December 20, 2002, the FCC notified local exchange carriers that they should not adopt the provisions of SFAS No. 143 unless specifically required by the FCC in the future. As a result of the FCC ruling, the Company will continue to record a regulatory liability for cost of removal for its local exchange carriers subsidiaries that follow SFAS No. 71 accounting.

          The Company applied the provisions of SFAS No. 143 to its nonregulated subsidiaries effective January 1, 2003. The Company has cell site leases which typically have terms of 10 years that contain contractual obligations to restore the site to its original condition. Since the Company plans to renew these leases indefinitely, it is unable to determine when it might have to perform the restoration of the cell sites to their original condition. The Company is therefore unable to estimate the fair value of these asset retirement obligations and has not recorded a liability under SFAS No. 143.

          In June 2002, FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that companies recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not believe the adoption of this statement will have a material impact on its financial position, results of operations, or cash flows.

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

          In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The recognition and measurement provisions are effective on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 has no effect on the Company’s financial position, results of operations or cash flows.

3.     DISCONTINUED OPERATIONS

          On March 30, 2002, the Company approved a plan to sell its wireless cable television service segment. As a result of this decision, the operating revenue and expense of this segment has been classified as discontinued operations under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, for all periods presented and the assets and liabilities of the disposal group have been written down to their fair value, net of expected selling expenses. The income tax benefit in all periods was offset by a valuation allowance. The Company completed its disposal of its wireless cable television segment as of March 31, 2003. The following discloses the results of the discontinued operations for the three months ended March 31, 2003 and 2002:

	Three Months Ended
	March 31,
	2003	2002

Operating revenue	$110	$214
Operating expense	162	398

Operating loss	(52)	(184)
Interest expense	—	(28)

Loss from operations of discontinued segment	(52)	(212)
Write down of net assets to fair value	—	(6,660)

Loss from discontinued operations	$(52)	$(6,872)

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited, Dollars In Thousands Except Per Share Amounts)

4.     CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

          Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill be tested for impairment at the reporting unit level upon adoption and at least annually thereafter, utilizing a two-step methodology. The initial step requires the Company to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such unit. If the fair value exceeds the carrying value, no impairment loss would be recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of the unit may be impaired. The amount, if any, of the impairment is then measured in the second step. The second step of the goodwill impairment test compares the implied fair value goodwill of the reporting unit with the carrying amount of that goodwill. The implied fair value of a reporting unit’s goodwill is the excess of the fair value of a reporting unit over the amounts assigned to assets and liabilities. If the carrying value amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess.

          The Company has determined that its business segments constitute reporting units, with the exception of the Internet segment, which includes two reporting units. Those reporting units are (1) Internet service and (2) IP based private network service. The Company completed the initial step of impairment testing which indicated that goodwill recorded in the local telephone, Internet, and interexchange segments was impaired as of January 1, 2002. Due to the potential impairment, the Company then completed the second step of the test to measure the amount of the impairment. The Company determined the fair value of each reporting unit for purposes of this test primarily by using a discounted cash flow valuation technique. Significant estimates used in the valuation include estimates of future cash flows, both future short-term and long-term growth rates, and the Company’s estimated cost of capital for purposes of arriving at a discount factor. Based on that analysis, a transitional impairment loss of $105,350 was recognized as the cumulative effect of a change in accounting principle in the consolidated statement of operations. The income tax benefit of $39,540 was offset by a valuation allowance.

5.     STOCK INCENTIVE PLANS

          The Company’s employees participate in various plans of ACS Group, which through its Compensation Committee of the Board of Directors, may grant stock options, stock appreciation rights and other awards to officers, employees and non-employee directors. At March 31, 2003, ACS Group has reserved a total of 6,060 shares of authorized common stock for issuance under the plans. The plans terminate in approximately 10 years from the date of adoption and allow forfeited options to be reissued. In general, options under the plans vest ratably over three, four or five years and will have an exercise price equal to the fair market value of the common stock on the date of grant. The term of options granted under the plan may not exceed 10 years.

Alaska Communications Systems Group, Inc. 1999 Stock Incentive Plan

          ACS Group has reserved 4,910 shares under this plan, which was adopted by the Company in November 1999. At March 31 2003, 5,712 options have been granted, 1,935 have been forfeited, 441 have been exercised, and 1,133 shares are available for grant under the plan.

Alaska Communications Systems Group, Inc. 1999 Non-Employee Director Stock Compensation Plan

          The non-employee director stock compensation plan was adopted by ACS Group in November 1999. ACS Group has reserved 150 shares under this plan. At March 31, 2003, 110 shares have been awarded and 40 shares are available for grant under the plan. Prior to 2003, directors were required to receive not less than 25% of their annual retainer and meeting fees in the form of ACS Group’s stock, and may have elected to receive up to 100% of director’s compensation in the form of stock. Starting in 2003, directors no longer have the option of receiving stock and receive all of their annual retainer and meeting fees in cash.

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited, Dollars In Thousands Except Per Share Amounts)

5.     STOCK INCENTIVE PLANS (Continued)

Alaska Communications Systems Group, Inc. 1999 Employee Stock Purchase Plan

          This plan was also adopted by ACS Group in November 1999. ACS Group has reserved 1,000 shares under this plan. At March 31, 2003, 632 shares are available for issuance and sale. The plan will terminate on December 31, 2009. All ACS Group employees and all of the employees of designated subsidiaries generally will be eligible to participate in the purchase plan, other than employees whose customary employment is 20 hours or less per week or is for not more than five months in a calendar year, or who are ineligible to participate due to restrictions under the Internal Revenue Code.

6.     BUSINESS SEGMENTS

          The Company has five reportable segments: local telephone, wireless, directory, Internet and interexchange. Local telephone provides landline telecommunications services, and consists of local telephone service, network access and deregulated and other revenue; wireless provides wireless telecommunications service; directory provides yellow page advertising and other related products; Internet provides Internet service and advanced IP based private networks; and interexchange provides switched and dedicated long distance services. Each reportable segment is a strategic business under separate management and offering different services than those offered by the other segments. The Company evaluates the performance of its segments based on operating income (loss).

          The Company also incurs interest expense, interest income, equity in earnings of investments, and other operating and non operating income and expense at the corporate level which are not allocated to the business segments, nor are they evaluated by the chief operating decision maker in analyzing the performance of the business segments. These non operating income and expense items are provided in the accompanying table under the caption “All Other” in order to assist the users of these financial statements in reconciling the operating results and total assets of the business segments to the consolidated financial statements. Common use assets are held at either the Company and are allocated to the business segments based on operating revenue. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

          The following table illustrates selected financial data for each segment as of and for the three months ended March 31, 2003:

	Local
	Telephone	Wireless	Directory	Internet	Interexchange	All Other	Eliminations	Total

Operating revenue	$54,001	$10,353	$8,278	$6,296	$6,839	$6,321	$(8,417)	$83,671
Depreciation and amortization	14,692	1,445	2	2,410	555	3,496	—	22,600
Operating income (loss)	6,326	29	4,749	(6,453)	(575)	2,533	(9)	6,600
Interest expense	136	1	—	34	74	12,442	—	12,687
Interest income	1	—	—	—	—	245	—	246
Income tax provision (benefit)	2,507	4	1,952	—	—	(4,463)	—	—
Income (loss) from continuing operations	3,684	24	2,797	(6,487)	(649)	(5,255)	(9)	(5,895)
Total assets	519,502	82,081	114,486	(32,461)	4,449	8,129	—	696,186
Capital expenditures	3,994	121	—	1,232	8	3,100	—	8,455

          Operating revenue disclosed above includes intersegment operating revenue of $5,633 for local telephone, $413 for wireless, $350 for directory, $2,873 for interexchange and $6,321 for all other. In accordance with SFAS No. 71, intercompany revenue between local telephone and all other segments is not eliminated above.

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited, Dollars In Thousands Except Per Share Amounts)

6.     BUSINESS SEGMENTS (Continued)

          The following table illustrates selected financial data for each segment as of and for the three months ended March 31, 2002:

	Local
	Telephone	Wireless	Directory	Internet	Interexchange	All Other	Eliminations	Total

Operating revenue	$55,322	$9,364	$8,641	$3,842	$7,134	$4,841	$(7,134)	$82,010
Depreciation and amortization	13,681	1,365	1	1,253	574	2,385	—	19,259
Operating income (loss)	8,589	757	5,211	(3,864)	(279)	2,150	(22)	12,542
Interest expense	(433)	(1)	—	(7)	(75)	(12,227)	—	(12,743)
Interest income	1	—	—	—	—	563	—	564
Income tax provision (benefit)	2,689	294	2,142	—	—	(5,125)	—	—
Income (loss) from continuing operations	5,468	465	3,069	(3,871)	(354)	(4,456)	(22)	299
Total assets	686,383	108,599	55,178	5,052	28,831	17,910	—	901,953
Capital expenditures	5,970	955	198	3,126	—	2,997	—	13,246

          Operating revenue disclosed above include intersegment operating revenue of $5,376 for local telephone, $405 for wireless, $351 for directory, $3,198 for interexchange and $4,481 for all other. In accordance with SFAS No. 71, intercompany revenue between local telephone and all other segments is not eliminated above.

7.     RELATED PARTY TRANSACTIONS

          On April 17, 2001, the Company issued an interest bearing note receivable to an officer totaling $328. The note bears interest at the Mid-Term Applicable Federal Rate, which was 3.19% as of March 31, 2003, and is due on April 15, 2005. The note is secured by a pledge of 100 shares of ACS Group’s stock held in the officer’s name. In accordance with an addendum to the officer’s employment agreement dated May 3, 2001, the loan will be forgiven ratably over a three year period ending April 16, 2004. Accordingly, $114 was forgiven on April 16, 2002 and recognized as compensation expense. The note balance, including accrued interest, was $237 as of March 31, 2003.

          Fox Paine & Company, the majority stockholder, receives an annual management fee in the amount of one percent of the Company’s net income before interest expense, income taxes and depreciation and amortization, calculated without regard to the fee. The management fee expense for the three months ended March 31, 2003 and 2002 was $304 and $345, respectively.

8.     SEVERANCE AND RESTRUCTURING CHARGES

          In June 2002, the Company adopted a restructuring plan and recorded $862 of associated charges, including $523 of severance costs and $339 of lease termination costs for office space. Employee force reductions expected as a result of this plan total approximately 30 persons, and the plan is expected to be completed by June 2003. As of March 31, 2003, 12 employees have been terminated and are eligible for severance and the Company has paid out $342 accrued under this plan.

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

9.     COMMITMENTS AND CONTINGENCIES (Continued)

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

          In December 2001, the Company entered into a material contract with the State of Alaska to provide it with comprehensive telecommunications services for a period of five years. This contract obligates the Company to, among other things, provide on the state’s behalf customer premise equipment and other capital assets which the Company believes will range between $25,000 and $30,000 over the term of the agreement, of which approximately $12,400 has been expended through March 31, 2003. The Company intends to fund this commitment with cash on hand and cash flows from operations. The contract with the State of Alaska contains specific completion dates for various implementation aspects as well as specific service level agreements which, if not met, may result in revenue credits and/or penalties which in the aggregate could amount to as much as $200 per month.

          On July 15, 2002 the Company fulfilled a commitment to Neptune Communications, L.L.C. (“Neptune”) to provide a loan in the form of an unsecured note receivable totaling $15,000 in return for certain consideration. The note, which is included in deferred charges and other assets on the Company’s Consolidated Balance Sheets, bears interest at the applicable federal rate, which was 4.84% at March 31, 2003, and matures on July 15, 2022. Interest is payable semiannually, but Neptune may elect to add the interest to the principal in lieu of cash payments. The commitment was funded with cash on hand. In connection with this note, Neptune has granted the Company an option to purchase certain network assets of Neptune, no later than January 2, 2006 at a price equal to the then outstanding loan balance. The Company has also entered into a strategic agreement with Neptune for the life of the fiber optic cable system owned by Neptune. The significant provisions of this agreement are: i) purchase commitments by the Company for capacity in 2005 and 2007, the final price and quantity of which are subject to future events, ii) Neptune’s restoration of the Company’s traffic carried on another cable system, iii) and specific interconnection arrangements between the Company and Neptune, should the Company exercise its option to purchase certain network assets from Neptune. The Company is currently renegotiating the terms and conditions of this agreement and it is not possible to determine the ultimate outcome of these negotiations at this time.

10.     SUBSEQUENT EVENT

          The Company has been authorized by its Board of Directors to evaluate the disposition of all or part of its directory business, ACSIS. The Company has met substantially all of the conditions necessary to sell its directory business and, on April 28, 2003, entered into an underwriting agreement with a syndicate of Canadian investment banks to complete the sale of a majority interest in it. The Company subsequently filed on April 29, 2003, a final prospectus with Canadian securities regulators to sell a majority interest in its directories business in a public offering in Canada through a Canadian income fund. The transaction is expected to close on May 8, 2003. This transaction, if completed, would result in a de-leveraging of the Company’s balance sheet and generate cash for other corporate objectives.

          The board of directors has also approved the payment of a fee equal to 1% of the gross proceeds generated from the sale of the Company’s directories business to Fox Paine & Company, the majority stockholder, contingent upon closing such sale, plus expenses in connection with such transaction, including the reimbursement by the Company of the $250 consulting fee and transaction bonus to be paid to an officer under the agreement described below. The Company expects to complete such sale during May of 2003.

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited, Dollars In Thousands Except Per Share Amounts)

10.     SUBSEQUENT EVENT (Continued)

          Fox Paine & Company has entered into a consulting agreement with an officer of the Company for services rendered for the benefit of the Company related to the sale of the Company’s directories business. Under this agreement, the officer is to be paid a lump sum consulting fee and transaction bonus of $250 in May 2003. As described above, Fox Paine & Company is entitled to reimbursement of this expense.

          On April 17, 2001, the Company issued an interest bearing note receivable to an officer totaling $328. In accordance with an addendum to the officer’s employment agreement dated May 3, 2001, the loan will be forgiven ratably over a three year period ending April 16, 2004. The note balance, including accrued interest, was $237 as of March 31, 2003. The officer has waived certain rights under his employment agreement, contingent upon closing a contemplated sale of the Company’s directories business for which he will receive a fee of $840. Included in these waived rights, valued in total at approximately $700, the officer has waived the forgiveness terms of this indebtedness that would have occurred during 2003 and 2004. The Company expects to complete such sale during May of 2003.

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

INTRODUCTION

          On May 14, 1999, the Company acquired the incumbent providers of local telephone services in Anchorage, Juneau, Fairbanks and approximately 70 rural communities in Alaska, making it the largest provider of local telephone service in the state and the fourteenth largest provider of local exchange services in the United States. The Company also acquired on May 14, 1999 interexchange operations primarily serving the Anchorage market and wireless and Internet services providing statewide coverage. The Company has unified its statewide branding under the ACS name.

           Today, the Company generates revenue primarily through the provision of:

•	local telephone services, including:

•	basic local service to retail customers within ACS Holding’s service areas,

•	wholesale service to CLECs,

•	network access services to interexchange carriers for origination and termination of interstate and intrastate long distance phone calls,

•	enhanced services,

•	ancillary services, such as B&C, and

•	universal service payments;

•	wireless services;

•	yellow pages directory advertising;

•	Internet services; and

•	interexchange network long-distance and data services.

          Local Telephone - Within the telecommunications industry, LECs have historically enjoyed stable revenue and cash flow from local exchange operations resulting from the need for basic telecommunications services, the highly regulated nature of the telecommunications industry and, in the case of rural LECs, the underlying cost recovery settlement and support mechanisms applicable to local exchange operations. Basic local service is generally provided at a flat monthly rate and allows the user to place unlimited calls within a defined local calling area. Access revenues are generated by providing interexchange carriers access to the LEC’s local network and its customers. Universal service revenues are a subsidy paid to rural LECs to support the high cost of providing service in rural markets. Other service revenue is generated from ancillary services and enhanced services.

          Changes in revenue are largely attributable to changes in the number of access lines, local service rates and minutes of use. Other factors can also impact revenue, including:

•	intrastate and interstate revenue settlement methodologies,

•	authorized rates of return for regulated services,

•	whether an access line is used by a business or residential subscriber,

•	intrastate and interstate calling patterns,

•	customers’ selection of various local rate plan options,

•	selection of enhanced calling services, such as voice mail, and

•	other subscriber usage characteristics.

LECs have three basic tiers of customers:

•	business and residential customers located in their local service areas that pay for local phone service,

•	interexchange carriers that pay for access to long distance calling customers located within its local service areas and

•	CLEC’s that pay for wholesale access to the Company’s network in order to provide competitive local service on either a wholesale or UNE basis as prescribed under the 1996 Act.

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

          The Company’s local service rates for end users are authorized by the RCA. Authorized rates are set by the FCC and the RCA for interstate and intrastate access charges, respectively, and may change from time to time.

          Wireless - The Company is the largest and only statewide provider of wireless services in Alaska, currently serving approximately 82,000 subscribers. Its wireless network covers over 478,000 residents, including all major population centers and highway corridors. The Company operates a TDMA digital network in substantially all of its service areas, and intends to upgrade this network to a new generation of digital network known as CDMA.

          Directory – The Company through its subsidiary ACSIS, is the largest provider of published directory advertising in Alaska. The Company serves over 13,500 customers through its yellow page directory books tailored to serve the needs of each of its local exchange markets, with many customers advertising in multiple books. During 2002, ACSIS published ten different yellow pages, white pages or combined directory books covering approximately 95% of the State of Alaska’s population. ACSIS publishes the white pages directories under a publishing agreement with its affiliated LECs. ACSIS also provides an online directory product and other specialized advertising vehicles to its customers.

          Internet - The Company is the second largest provider of Internet access services in Alaska with approximately 45,000 customers. The Company offers dial-up and dedicated digital subscriber line, (“DSL”) Internet access to its customers. The Company is also the only single source provider of advanced IP based private networks in Alaska.

          Interexchange - The Company provides switched and dedicated long distance services to approximately 58,000 customers in Alaska. The traffic from these customers is carried over the Company’s owned or leased facilities.

RESULTS OF OPERATIONS

          Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

          All amounts are discussed at the consolidated level after the elimination of intercompany revenue and expense.

          Operating Revenue

          Operating revenue increased $1.7 million, or 2.0%, for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. Wireless and Internet revenue increased compared to the corresponding period of 2002, while local telephone, directory advertising and interexchange revenue decreased compared to the corresponding period of 2002.

          Local Telephone

          Local telephone revenue, which consist of local network service, network access revenue and deregulated and other revenue, decreased $1.3 million, or 2.4%, for the three months ended March 31, 2003 compared to the same period in 2002. The following table summarizes the Company’s consolidated local telephone revenue by category.

	Three Months Ended
	March 31,

	2003	2002

	(In Thousands)
Local telephone revenue:
Local network	$24,129	$25,644
Network access	25,061	25,036
Deregulated and other	4,811	4,642

Total local telephone revenue	$54,001	$55,322

          The following table summarizes the Company’s local telephone access lines.

	As of March 31,

	2003	2002

Retail	231,832	252,417
Wholesale	19,619	24,537
Unbundled network elements - platform (UNE - P)	4,275	—
Unbundled network elements - loop (UNE - L)	64,821	53,704

Total local telephone access lines	320,547	330,658

          The local network service component of local telephone revenue was $24.1 million for the three months ended March 31, 2003 compared with $25.6 million for the three months ended March 31, 2002. Revenue decreased $1.5 million or 5.9% from the prior year. This decrease reflects the impact of competition exacerbated by below cost UNE rates.

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

          On March 25, 2003, the RCA issued an order approving new revenue requirements for ACSF, ACSAK, and ACSN. The order reduces the revenue requirements for ACSF and ACSN while slightly increasing the revenue requirement for ACSAK. The Company has sought reconsideration of this decision. In addition, the RCA has allowed for the reopening of the revenue requirement phase of the hearing for ACSA. The ACSA hearing will be to review the RCA’s decision to reduce the revenue requirement for ACSA by lengthening the service lives of specific assets and thereby reducing depreciation expense. The RCA will evaluate whether to correct earlier ACSA decisions that were based on erroneous information about several categories of assets and resulted in longer service lives, lower depreciation expense, and therefore a reduced allowable revenue requirement. The RCA’s decisions on revenue requirements will have a direct impact on the retail rates and intrastate access rates that the Company is allowed to charge.

          Network access revenue was essentially flat for 2003 at $25.1 million. Network access revenue is based on a regulated return on rate base and recovery of allowable expense associated with the origination and termination of toll calls for the Company’s retail and resale customers. Management expects that network access revenue will decline as a component of local telephone revenue for the foreseeable future.

          Deregulated and other revenue, which increased slightly to $4.8 million compared to $4.6 million in the prior year, consists principally of B&C services, space and power rents, deregulated equipment sales, paystation revenue, regulated directory listing revenue, and other miscellaneous telephone revenue.

          Wireless

          Wireless revenue increased $1.0 million, or 10.4%, to $10.3 million for the three months ended March 31, 2003 compared to $9.4 million for the three months ended March 31, 2002. This increase was due to a growth in average subscribers of 3.0% from 79,860 in 2002 to 82,223 in 2003. The average revenue per unit, or ARPU, increased to $41.88 in 2003 compared to $39.05 during 2002.

          Directory

          Directory revenue decreased to $8.3 million in 2003 from $8.6 million in 2002. On April 28, 2003, the Company signed an underwriting agreement to sell a majority interest in its directory business and on April 29, 2003 filed a final prospectus to offer this majority interest to investors through a Canadian income fund.

          Internet

          Internet revenue increased from $3.8 million in 2002 to $6.3 million in 2003 — an increase of $2.5 million, or 63.9%. This increase is primarily due to revenue associated with the Company’s contract with the State of Alaska and growth in DSL subscribers of 63.9% from 8,488 in 2002 to 13,910 in 2003.

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

          Interexchange

          Interexchange revenue decreased slightly from $4.9 million in 2002 to $4.8 million in 2003. Long distance subscribers decreased from 66,521 in 2002 to 57,677 in 2003. The decrease in subscribers was substantially due to database grooming to remove approximately 12,000 non-revenue generating inactive subscribers from the subscriber list in connection with the conversion of long distance billing from an outside service bureau to an in-house system during the first quarter of 2003. The average revenue per unit, or ARPU, increased slightly to $24.89 in 2003 compared to $24.45 during 2002 and total minutes of use declined slightly from 37.9 million in 2002 to 37.8 million in 2003.

          Operating Expense

          Operating expense increased $7.6 million, or 10.9%, from $69.5 million for the three months ended March 31, 2002 to $77.1 million for the three months ended March 31, 2003. Depreciation and amortization associated with the operation of each of the Company’s segments has been included in total depreciation and amortization.

          Local Telephone

          The components of local telephone expense are plant specific operations, plant non-specific operations, customer operations, corporate operations and property and other operating tax expense. Local telephone expense decreased to $27.8 million for the three months ended March 31, 2003 from $29.0 million for the three months ended March 31, 2002. The decrease in local telephone expense was substantially attributable to cost reductions achieved as a result of the Company’s restructuring plan adopted in June of 2002.

          Wireless

          Wireless expense increased $0.5 million, or 8.6%, for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. This increase is due substantially to an increase in minutes of use from 41.2 million minutes in 2002 to 47.2 million minutes in 2003.

          Directory

          Directory expense was $3.4 million for both of the quarters ended March 31, 2003 and 2002. On April 28, 2003, the Company signed an underwriting agreement to sell a majority interest in its directory business and on April 29, 2003 filed a final prospectus to offer this majority interest to investors through a Canadian income fund.

          Internet

          Internet expense increased by $4.2 million, or 80.9%, from $5.1 million in 2002 to $9.3 million in 2003. The increase in Internet expense was due principally to transition expenses and operating costs associated with commencing services under the State of Alaska telecommunications contract. On December 10, 2001, the Company entered into a five year contract with the State of Alaska to provide a broad range of telecommunications services, many of which will be provided over an IP network and supported by a service center owned and operated by ACSI. The Company anticipates expense for this segment to level out or decline as it completes the integration of the State of Alaska services.

          Interexchange

          Interexchange expense was steady at $6.6 million for both of the quarters ended March 31, 2003 and 2002. The Company converted its long distance billing from an outside service bureau to an in-house system during the first quarter of 2003. This billing conversion is expected to result in annual cost savings of approximately $0.6 million and improved customer service.

          Depreciation and Amortization

          Depreciation and amortization expense increased $3.3 million, or 17.3%, due principally to increases in plant in service and to the adoption of shorter depreciable lives for certain classes of assets compared to the corresponding period of 2002. Management adopted the higher depreciation rates on these classes of assets as a result of an evaluation of the expected useful lives of its underlying assets, primarily in its regulated local telephone segment.

          Loss on disposal of assets

          The Company recorded a non-cash loss on disposal of certain wireless assets of $0.7 million during the quarter ended March 31, 2003 as a result of retiring assets which had not been fully recovered through depreciation expense.

          Interest Expense and Interest Income and Other

          Interest expense was flat at $12.7 million for the three months ended March 31, 2003. Interest income and other also declined by $0.3 million, or 61.6%, as a result of a lower average invested cash balance and lower market interest rates during 2003 compared to 2002.

          Income Taxes

          The Company has provided a valuation allowance for the full income tax benefit resulting from the consolidated losses it has incurred since May 14, 1999 - the date of the acquisition of substantially all of its operations.

          Discontinued Operations

          On March 30, 2002, the Company’s management approved a plan to offer for sale its wireless cable television service segment. As a result of this decision, the operating revenue and expense of this segment have been classified as discontinued operations under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, for all periods presented and the assets and liabilities of the disposal group have been written down to their fair value, net of expected selling expense. The results of operations of this discontinued segment resulted in a charge to discontinued operations of $52 thousand and

$6.9 million for the three months ended March 31, 2003 and 2002, respectively. The Company has fully reserved in the form of a valuation allowance the income tax benefit resulting from this discontinuance. The Company completed its disposal of its wireless cable television segment as of March 31, 2003.

          Cumulative Effect of Change in Accounting Principle

          Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill be tested for impairment at the reporting unit level upon adoption and at least annually thereafter, utilizing a two-step methodology. The transitional review for goodwill impairment required under SFAS No. 142 indicated that goodwill recorded in the local telephone, Internet and interexchange segments was impaired as of January 1, 2002. Accordingly, the Company measured and recognized in the first quarter of 2002 a transitional impairment loss of $105.4 million as the cumulative effect of a change in accounting principle in the consolidated statement of operations. The income tax benefit of $39.5 million was offset by a valuation allowance. See Note 4 “Cumulative Effect of Change in Accounting Principle” in the Notes to Consolidated Financial Statements included elsewhere in this 10-Q for additional discussion of the this statement.

          Net loss

          The change in net loss is primarily a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

          The Company has satisfied its operational and capital cash requirements primarily through internally generated funds, the sale of stock and debt financing. For the three months ended March 31, 2003 the Company’s cash flows from operating activities were $18.6 million. At March 31, 2003, the Company had approximately $34.6 million in net working capital. As of March 31, 2003 the Company had $75.0 million of remaining capacity under its revolving credit facility, representing 100% of available capacity.

          The Company has outstanding a $430.7 million bank credit agreement (“Senior Credit Facility”), and $150.0 million in 9.375% senior subordinated notes due 2009, representing substantially all of the Company’s long-term debt of $594.9 million as of March 31, 2003. In addition, $17.3 million in senior discount debentures are recorded at ACS Group and are collateralized by substantially all assets of the Company. Interest on ACS Group’s senior discount debentures and ACS Holdings’ senior subordinated notes are payable semiannually. Interest on borrowings under the Senior Credit Facility is payable monthly, bi-monthly, quarterly or semi-annually at the Company’s option. The Senior Credit Facility requires 1% annual principal payments that commenced on May 14, 2002, with balloon payments in each of 2006, 2007, and 2008. The Senior Credit Facility contains a number of restrictive covenants and events of default, including covenants limiting capital expenditures, incurrence of debt, and the payment of dividends, and requires the Company to achieve certain financial ratios. The Company is in compliance with all of its debt covenants. During the first quarter of 2003, the Company’s lenders approved an Amendment and Waiver to its Senior Credit Facility that, among other things, permits the Company to sell its directory business, ACSIS, provided that it can achieve a certain minimum amount of proceeds from the sale and that 75% of such proceeds would be used to repay outstanding Senior Credit Facility term loans. This Amendment and Waiver will not become effective until executed by the Company.

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

          In December 2001, the Company entered into a material contract with the State of Alaska to provide it with comprehensive telecommunications services for a period of five years. This contract obligates the Company to, among other things, provide on the state’s behalf customer premise equipment and other capital assets which the Company believes will range between $25 million and $30 million over the term of the agreement, of which approximately $12.4 million has been expended through March 31, 2003. The Company intends to fund this commitment with cash on hand and cash flows from operations.

          On July 15, 2002 the Company fulfilled a commitment to Neptune to provide to that party a loan in the form of an unsecured note receivable totaling $15 million in return for certain consideration. The note bears interest at the applicable federal rate, which was 4.84% at March 31, 2003 and matures on July 15, 2022. Interest is payable semiannually, but the borrower may elect to add the interest to the principal in lieu of cash payments. The commitment was funded with cash on hand. In connection with this note, Neptune has granted the Company an option to purchase certain network assets of Neptune, no later than January 2, 2006, at a price equal to the then outstanding loan balance. The Company has also entered into a strategic agreement with Neptune for the life of the fiber optic cable system owned by Neptune. The significant provisions of this agreement are: i) purchase commitments by the Company for capacity in 2005 and 2007, the final price and quantity of which are subject to future events, ii) Neptune’s restoration of the Company’s traffic carried on another cable system, iii) and specific interconnection arrangements between the Company and Neptune, should the Company exercise its option to purchase certain network assets from Neptune. The Company is currently renegotiating the terms and conditions of this agreement and it is not possible to determine the ultimate outcome of these negotiations at this time.

          The local telephone network requires the timely maintenance of plant and infrastructure. The Company’s historical capital expenditures have been significant. The construction and geographic expansion of the Company’s wireless network has required significant capital. The implementation of the Company’s interexchange network and data services strategy is also capital intensive. In 1999, the Company purchased fiber capacity for $19.5 million, which was funded with monies borrowed to finance the 1999 acquisitions. Capital expenditures for 2000 were $72.3 million, including $3.2 million in capital leases. Capital expenditures for 2001 were $87.6 million, including $19.5 million for additional fiber capacity and $15.0 million for an IP based network and service center. Capital expenditures for 2002 were $71.4 million, including 4.2 million in capital leases, approximately $12.4 million necessary to meet its obligations under a contract with the State of Alaska and approximately $5.0 million for the first phase of its buildout of PCS licenses. The Company anticipates capital spending of between $60 million and $65 million for 2003, and has spent $8.4 million in the first quarter of 2003, including property acquired under a mortgage of $2.3 million. The Company intends to fund its future capital expenditures with cash on hand, through internally generated cash flows, and if necessary, through borrowings under the revolving credit facility.

          The Company has been authorized by its Board of Directors to evaluate the disposition of all or part of its directory business, ACSIS. The Company has met substantially all of the conditions necessary to sell its directory business and, on April 28, 2003, entered into an underwriting agreement with a syndicate of Canadian investment banks to complete the sale of a majority interest in it. The Company subsequently filed on April 29, 2003, a final prospectus with Canadian securities regulators to sell a majority interest in its directories business in a public offering in Canada through a Canadian income fund. The transaction is expected to close on May 8, 2003. This transaction, if completed, would result in a de-leveraging of the Company’s balance sheet and generate cash for other corporate objectives.

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

CRITICAL ACCOUNTING POLICIES AND ACCOUNTING ESTIMATES

          Management is responsible for the financial statements presented elsewhere in this 10-Q and has evaluated the accounting policies used in their preparation. Management believes these policies to be reasonable and appropriate. The Company’s significant accounting policies are described in Note 1 in the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The following discussion identifies those accounting policies that management believes are critical in the preparation of the Company’s financial statements, the judgements and uncertainties affecting the application of those policies, and the possibility that materially different amounts would be reported under different conditions or using different assumptions.

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

          Access revenue is recognized when earned. The Company participates in toll revenue pools with other telephone companies. Such pools are funded by toll revenue and/or access charges regulated by the RCA within the intrastate jurisdiction and the FCC within the interstate jurisdiction. Much of the interstate access revenue is initially recorded based on estimates. These estimates are derived from interim financial statements, available separations studies and the most recent information available about achieved rates of return. These estimates are subject to adjustment in future accounting periods as additional operational information becomes available. To the extent that disputes arise over revenue settlements, the Company’s policy is to defer revenue collected until settlement methodologies are resolved and finalized. At March 31, 2003, the Company had recorded liabilities of $17.5 million related to its estimate of refundable access revenue. Actual results could vary from this estimate.

          The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred taxes reflect the temporary differences between the financial and tax basis of assets and liabilities using the enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent that it is more likely than not that such deferred tax assets will not be realized. The cumulative valuation allowance against deferred tax assets is $94.5 million as of March 31, 2003.

          The local telephone exchange operations of the Company account for costs in accordance with the accounting principles for regulated enterprises prescribed by SFAS No. 71, Accounting for the Effects of Certain Types of Regulation. This accounting recognizes the economic effects of rate regulation by recording cost and a return on investment as such amounts are recovered through rates authorized by regulatory authorities. Accordingly, under SFAS No. 71, plant and equipment is depreciated over lives approved by regulators and certain costs and obligations are deferred based upon approvals received from regulators to permit recovery of such amounts in future years. Historically, lives approved for regulatory purposes have approximated economically useful lives. On July 21, 2002, the Company received an order from the RCA which appears to extend lives approved for rate-making purposes beyond the economically useful lives of the underlying assets. Management petitioned for reconsideration, and the RCA has agreed to take additional testimony. A final order on the matter is not expected until the second quarter of 2003. The Company implemented, effective January 1, 2003, higher depreciation rates for its regulated telephone plant for the interstate jurisdiction. As a result, the Company has recorded a regulatory asset under SFAS No. 71 of $2.4 million. As of March 31, 2002 the Company has also deferred as a regulatory asset $0.9 million of costs incurred in connection with regulatory rate making proceedings, which will be amortized in future periods. If the Company were not following SFAS No. 71, it would have recorded additional depreciation expense of $2.4 million for the intrastate and local jurisdictions and the deferred costs incurred in connection with regulatory rate making proceedings would have been charged to expense as incurred.

          Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. In accordance with the guidelines of this accounting principle, goodwill and indefinite-lived intangible assets are no longer amortized but will be assessed for impairment on at least an annual basis. SFAS No. 142 requires that goodwill be tested for impairment at the reporting unit level upon adoption and at least annually thereafter, utilizing a two-step methodology. The initial step requires the Company to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such unit. If the fair value exceeds the carrying value, no impairment loss would be recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of the unit may be impaired. The amount, if any, of the impairment is then measured in the second step. The Company determines the fair value of each reporting unit for purposes of this test primarily by using a discounted cash flow valuation technique. Significant estimates used in the valuation include estimates of future cash flows, both future short-term and long-term growth rates, and estimated cost of capital for purposes of arriving at a discount factor. The Company recognized in the first quarter of 2002 a transitional impairment loss of $105.4 million under SFAS No. 142 as the cumulative effect of a change in accounting principle in the consolidated statement of operations. At March 31, 2003 the Company had recorded goodwill of $77.2 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The Company has issued senior subordinated notes and has entered into a bank credit facility. These on-balance sheet financial instruments, to the extent they provide for variable rates of interest, expose the Company to interest rate risk, with the primary interest rate risk exposure resulting from changes in LIBOR or the prime rate, which are used to determine the interest rates that are applicable to borrowings under the Company’s bank credit facilities. The Company uses derivative financial instruments, in particular an interest rate swap agreement, to partially hedge variable interest transactions. The Company’s derivative financial instrument transaction has been entered into for hedging purposes. The terms and characteristics of the derivative financial instruments are matched with the underlying on-balance sheet instrument or anticipated transactions and do not constitute speculative or leveraged positions independent of these exposures. There have been no material changes to the Company’s outstanding debt instruments since December 31, 2002.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

          As previously reported, the Company filed a formal appeal of the RCA’s order terminating the rural exemption for Fairbanks, Juneau and the rural communities in the Glacier State study area on November 10, 1999. This matter has been fully briefed and argued and is currently pending before the Alaska Supreme Court.

          General Communication, Inc. (“GCI”), requested a new interconnection agreement for the rural communities in ACSN’s Glacier State study area on November 29, 2001. The RCA’s right to impose this obligation on ACSN during the term of an existing agreement was challenged in federal court, but the federal court declined to pursue the matter. GCI is currently negotiating and/or arbitrating new interconnection agreements with ACSN, ACSF, ACSAK and ACSA.

          On March 25, 2003, the RCA issued an order approving new revenue requirements for ACSF, ACSAK, and ACSN. The order reduces the revenue requirements for ACSF and ACSN while slightly increasing the revenue requirement for ACSAK. The Company has sought reconsideration of this decision. In addition, the RCA has allowed for the reopening of the revenue requirement phase of the hearing for ACSA. The ACSA hearing will be to review the RCA’s decision to reduce the revenue requirement for ACSA by lengthening the service lives of specific assets and thereby reducing depreciation expense. The RCA will evaluate whether to correct earlier ACSA decisions that were based on erroneous information about several categories of assets and resulted in longer service lives, lower depreciation expense, and therefore a reduced allowable revenue requirement. The RCA’s decisions on revenue requirements will have a direct impact on the retail rates and intrastate access rates that the Company is allowed to charge.

          The Company previously reported that it had a dispute with GCI pending before the FCC concerning interstate access charges. This matter has been resolved.

          The Company has been involved with a number of service-oriented disputes with GCI. Most recently, the Company was ordered, amongst other things, to construct new facilities for GCI to serve GCI customers and to provide GCI with access to the ACS ordering and provisioning systems. The Company is currently seeking review of these decisions.

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

          None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

          None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.

ITEM 5. OTHER INFORMATION.

          None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

10.13	Investment Agreement, dated April 28, 2003, between ACS Media Income Fund, ACS Media Canada Inc., ACS Media Holdings LLC, ACS InfoSource, Inc., ACS Media LLC, and Alaska Communications Systems Holdings, Inc.

10.14	Underwriters Agreement dated April 28, 2003 by and among ACS Media Income Fund, ACS Media Canada Inc., ACS Media Holdings LLC, ACS InfoSource, Inc., ACS Media LLC, and Alaska Communications Systems Holdings, Inc. and CIBC World Markets Inc., RBC Dominion Securities Inc., Scotia Capital Inc., BMO Nesbitt Burns Inc., National Bank Financial Inc., and Westwind Partners Inc.

99.1	Certification of Charles R. Robinson, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of The Sarbanes-Oxley Act of 2002.

99.2	Certification of Kevin P. Hemenway, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of The Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

The following item was reported on Form 8-K, filed March 6, 2003

Item 9. Regulation FD Disclosure - A preliminary prospectus with Canadian securities regulators was filed on March 6, 2003 in connection with a proposed Canadian public offering of Alaska Communications Systems Group, Inc.’s directories business.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 6, 2003                       ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 6, 2003	/s/ Charles E. Robinson

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 6, 2003	/s/ Kevin P. Hemenway

Kevin P. Hemenway
Senior Vice President and
Chief Financial Officer
Alaska Communications Systems Holdings, Inc.