Form 10-K/A
period 2002-12-31
ALASKA COMMUNICATIONS SYSTEMS HOLDINGS INC
filed 2003-10-03
CIK 1089510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
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

EXPLANATORY NOTE
Item 8. Financial Statements and Supplementary Data
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
Exhibits
SIGNATURES
INDEPENDENT AUDITORS’ REPORT
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Stockholder’s Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Schedule II- Valuation and Qualifying Accounts
EXHIBIT 3.1
EXHIBIT 3.2
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

EXPLANATORY NOTE

     The Company is filing this amendment to our Annual Report on Form 10-K for the year ended December 31, 2002, originally filed with the Securities and Exchange Commission on March 6, 2003 (the “Original Form 10-K”), in response to comments received from the staff at the Securities and Exchange Commission.

     On May 8, 2003, the Company completed the sale of a majority interest in the newly formed ACS Media, LLC (“the Directories Business”) through an initial public offering in Canada. Prior to this transaction, the Company reported its Directories Business as a separate segment. As a result of this sale, the Company is no longer directly engaged in the day-to-day management of that business and therefore the Directories Business no longer constitutes a reportable segment. The remaining segments of the Company for financial reporting purposes are local telephone, wireless, Internet, Interexchange, and all other. The Company restated Note 15 “Business Segments” in the accompanying Notes to the Consolidated Financial Statements to enable investors to compare the previous years’ reporting of this financial data to the new segment reporting structure.

     Alaska Communications Systems Group, Inc. (“ACS Group” or the “Parent”) and the Company’s subsidiaries are guarantors under the Company’s senior subordinated notes. All of ACS Group’s and the Company’s subsidiaries are 100% wholly-owned. The guarantees are full and unconditional. In addition, all guarantees are joint and several. Accordingly, the Company is required to disclose condensed consolidating financial statement information. The Company added Note 20, “Condensed Consolidating Financial Statements,” to this 10-K/A to reflect the required consolidating financial information.

     The Company is also filing its Articles of Incorporation and its By-laws as exhibits 3.1 and 3.2, respectively, to this 10-K/A.

     Except as specifically indicated herein, no other information included in our Annual Report on Form 10-K is amended by this Form
10-K/A. The filing of this Form 10-K/A shall not be deemed an admission that the Original Form 10-K, when filed, knowingly included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

     Other than those items mentioned above, this Form 10-K/A does not reflect events occurring after the filing of the Original Form 10-K or modify or update disclosures on the Original Form 10-K in any way. For a more recent description of our business and the risk factors that may affect our business, results of operations and financial condition we urge you to carefully review and consider the various disclosures we have made in our recent reports filed with the Securities and Exchange Commission, including our Current Reports on Form 8-K, our Quarterly Reports on Form 10-Q for the first and second quarters of 2003 and our future filings with the SEC.

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

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended December 31, 2002.

     (c)  Exhibits

Exhibit
No.	Description

2.1	Purchase Agreement, dated as of August 14, 1998, as amended, by and among ALEC Acquisition Sub Corp., CenturyTel of the Northwest, Inc. and CenturyTel Wireless, Inc. (1)

2.2	Asset Purchase Agreement, dated as of October 20, 1998, by and between Alaska Communications Systems, Inc. and the Municipality of Anchorage (1)

3.1	Articles of Incorporation of the Registrant

3.2	By-Laws of the Registrant

4.1	Indenture, dated as of May 14, 1999, by and between Alaska Communications Systems Holdings, Inc., the Guarantors (as defined therein) and IBJ Whitehall Bank & Trust Company (1)

4.2	Purchase Agreement, dated as of May 11, 1999, by and among Alaska Communications Systems Holdings, Inc., the Guarantors, Chase Securities Inc., CIBC World Markets Corp. and Credit Suisse First Boston Corporation (1)

4.3	Indenture, dated as of May 14, 1999, by and between ALEC Holdings, Inc. and The Bank of New York (1)

4.4	Purchase Agreement, dated as of May 11, 1999, by and among ALEC Holdings, Inc., DLJ Investment Partners, L.P., DLJ Investment Funding, Inc. and DLJ ESC II, L.P. (1)

4.5	First Amendment, dated as of October 29, 1999, to Indenture listed as Exhibit No. 4.3 (2)

4.6	Form of Second Amendment dated as of November 17, 1999 to Indenture listed as Exhibit No. 4.3 (3)

10.1	Exchange and Registration Rights Agreement, dated as of May 14, 1999, by and among Alaska Communications Systems Holdings, Inc., the Guarantors, Chase Securities Inc., CIBC World Markets Corp. and Credit Suisse First Boston Corporation (1)

10.2	Exchange and Registration Rights Agreement, dated as of May 14, 1999, by and among ALEC Holdings, Inc., DLJ Investment Partners, L.P., DLJ Investment Funding, Inc. and DLJ ESC II L.P. (1)

10.3	Credit Agreement, dated as of May 14, 1999, by and among ALEC Holdings, Inc., Alaska Communications Systems Holdings, Inc., the financial institutions Lenders party thereto, The Chase Manhattan Bank, Credit Suisse First Boston and Canadian Imperial Bank of Commerce (1)

10.4	Amendment No. 1, dated as of October 19, 1999 to Credit Agreement listed as Exhibit No. 10.3 (2)

10.5	Employment Agreement, dated as of May 3, 2001 by and among Alaska Communications Systems Group, Inc., the Registrant and Charles E. Robinson (5)

10.6	Employment Agreement, dated as of May 3, 2001 by and among Alaska Communications Systems Group, Inc., the Registrant and Wesley E. Carson (5)

10.7	ALEC Holdings, Inc. 1999 Stock Incentive Plan (1)

10.8	Alaska Communications Systems Group, Inc. 1999 Stock Incentive Plan (3)

10.9	Alaska Communications Systems Group, Inc. 1999 Non-Employee Director Compensation Plan (3)

10.10	Alaska Communications Systems Group, Inc. 1999 Employee Stock Purchase Plan (3)

10.11	Comprehensive Telecommunications Service Agreement Number 99-123-A between the State of Alaska and Alaska Communications Systems Group, Inc., dated as of December 10, 2001 (4)

10.12	Amendment and waiver, dated as of June 27, 2002 to the Credit Agreement listed as Exhibit No. 10.3 (6)

21.1	Subsidiaries of the Registrant (7)

31.1	Certification of Charles R. Robinson, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kevin P. Hemenway, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Charles R. Robinson, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Kevin P. Hemenway, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of The Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 file No. 333-82363 filed on July 7, 1999 and incorporated by reference thereto.

(2)	Filed as an exhibit to the Registrant’s Form 8-K filed on November 5, 1999 and incorporated by reference thereto.

(3)	Previously filed as an exhibit to the Alaska Communications Systems Group, Inc. Registration Statement on Form S-1/A file No. 333-88753 filed on November 17, 1999 and incorporated by reference thereto.

(4)	Filed as an exhibit to the Registrant’s Form 10-K filed on March 29, 2002 and incorporated by reference thereto.

(5)	Filed as an exhibit to the Registrant’s Form 10-Q filed on April 30, 2002 and incorporated by reference thereto.

(6)	Filed as an exhibit to the Registrant’s Form 10-Q filed on July 31, 2002 and incorporated by reference thereto.

(7)	Filed as an exhibit to the Registrant’s Form 10-K filed on March 6, 2003 and incorporated by reference thereto.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.

Signature	Title	Date

/s/ Charles E. Robinson Charles E. Robinson	Chief Executive Officer and Chairman of the Board	October 3, 2003

/s/ Kevin P. Hemenway Kevin P. Hemenway	Senior Vice President, Chief Financial Officer and Treasurer (Principal Accounting Officer)	October 3, 2003

/s/ Byron I. Mallott Byron I. Mallott	Director	October 3, 2003

/s/ Brian Rogers Brian Rogers	Director	October 3, 2003

/s/ W. Dexter Paine, III W. Dexter Paine, III	Director	October 3, 2003

/s/ Saul A. Fox Saul A. Fox	Director	October 3, 2003

/s/ Wray T. Thorn Wray T. Thorn	Director	October 3, 2003

/s/ Charles P. Sitkin Charles P. Sitkin	Director	October 3, 2003

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
(August 5, 2003 as to Notes 15 and 20)

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

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.

Consolidated Statements of Stockholder’s Equity
Years Ended December 31, 2002, 2001 and 2000
(In Thousands)

				Accumulated
				Other
	Common	Contributed	Accumulated	Comprehensive	Stockholder’s
	Stock	Capital	Deficit	Loss	Equity

Balance, December 31, 1999	$—	$287,242	$(20,701)	$—	$266,541
Dividends	—	—	(9,735)	—	(9,735)
Net loss	—	—	(25,653)	—	(25,653)

Balance, December 31, 2000	—	287,242	(56,089)	—	231,153
Components of Comprehensive loss:
Net loss	—	—	(8,646)	—	(8,646)
Minimum pension liability adjustment	—	—	—	(2,392)	(2,392)
Interest rate swap marked to market	—	—	—	(11,437)	(11,437)

Total comprehensive loss					(22,475)
Balance, December 31, 2001	—	287,242	(64,735)	(13,829)	208,678
Dividends	—	—	(2,347)	—	(2,347)
Components of Comprehensive loss:
Net loss	—	—	(182,656)	—	(182,656)
Minimum pension liability adjustment	—	—	—	(2,342)	(2,342)
Interest rate swap marked to market	—	—	—	(2,715)	(2,715)

Total comprehensive loss					(187,713)
Balance, December 31, 2002	$—	$287,242	$(249,738)	$(18,886)	$18,618

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.

Consolidated Statements of Cash Flows
Years Ended December 31, 2002, 2001 and 2000
(In Thousands)

	2002	2001	2000

Cash Flows from Operating Activities:
Net loss	$(182,656)	$(8,646)	$(25,653)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on discontinued operations	7,632	1,718	917
Cumulative effect of change in accounting principle	105,350	—	—
Depreciation and amortization	82,940	79,108	71,755
Loss on disposal of assets, net	2,163	—	—
Goodwill impairment loss	64,755	—	—
Amortization of debt issuance costs	4,191	4,312	4,526
Investment tax credits	—	(195)	(197)
Capitalized interest	(1,157)	(1,416)	(1,096)
Other deferred credits	3,073	418	(1,141)
Changes in components of working capital:
Accounts receivable and other current assets	(4,722)	95	(6,443)
Accounts receivable - affiliate	(1,286)	(959)	96,160
Accounts payable and other current liabilities	(12,460)	5,604	4,126
Other	(1,375)	(2,386)	1,000
Net cash used in discontinued operations	(649)	(1,015)	(407)

Net cash provided by operating activities	65,799	76,638	143,547
Cash Flows from Investing Activities:
Construction and capital expenditures, net of capitalized interest	(66,977)	(87,582)	(69,101)
Acquisition of PCS licenses	(300)	—	—
Release of funds from escrow	3,706	—	—
Issuance of note receivable	(15,000)	—	—
Proceeds from liquidation of minority interest investment	—	1,370	—
Issuance of note receivable from officer	—	(339)	—
Cost of acquisitions, net of cash received	—	(1,000)	(5,598)
Placement of funds in escrow	—	(6,932)	—

Net cash used by investing activities	(78,571)	(94,483)	(74,699)
Cash Flows from Financing Activities:
Payments on long-term debt	(7,328)	(3,039)	(6,223)
Dividends	(2,347)	—	(9,735)

Net cash used by financing activities	(9,675)	(3,039)	(15,958)
Increase (decrease) in cash	(22,447)	(20,884)	52,890
Cash and cash equivalents at beginning of the year	41,012	61,896	9,006

Cash and cash equivalents at the end of the year	$18,565	$41,012	$61,896

Supplemental Cash Flow Data:
Interest paid	$45,830	$49,456	$57,418
Income taxes paid	—	—	—
Supplemental Noncash Transactions:
Property acquired under capital leases	$4,187	$—	$3,152
Note payable in connection with acquisition	—	—	2,250
Minimum pension liability adjustment	2,342	2,392	—
Interest rate swap marked to market	2,715	11,437	—

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

          On June 16, 2000, the Company acquired a 100% interest in Internet Alaska, Inc. It previously held a minority interest of 28.5%. On July 6, 2001, The Company acquired the assets and business of Internet Plus, L.L.C., dba MosquitoNet, a Fairbanks based Internet service provider with approximately 5,000 customers. These acquisitions have been accounted for using the purchase method and the operating results from these acquisitions have been included in the consolidated statements of operations from the dates of acquisition. Pro forma information is not provided since the impact of these acquisitions does not have a material effect on the Company’s financial position, results of operations and cash flows.

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2002, 2001 and 2000
(In Thousands Except Per Share Amounts)

3. ACCOUNTS RECEIVABLE

          Accounts receivable - trade consists of the following at December 31, 2002 and 2001:

	2002	2001

Accounts receivable - trade:
Customers	$37,638	$33,613
Connecting companies	12,032	13,822
Other	5,225	4,421

	54,895	51,856
Less allowance for doubtful accounts	6,075	4,944

Accounts receivable - trade, net	$48,820	$46,912

     4. PROPERTY, PLANT AND EQUIPMENT

          Property, plant, and equipment consists of the following at December 31, 2002 and 2001:

	2002	2001

Property, plant, and equipment:
Land, buildings and support assets	$192,832	$178,736
Central office switching and transmission	314,316	309,291
Outside plant cable and wire facilities	499,720	486,352
Wireless switching and transmission systems	51,538	40,224
Other	4,393	2,359
Assets held for future use	3,492	—
Construction work in progress	24,074	19,867

	1,090,365	1,036,829
Less accumulated depreciation and amortization	625,276	557,849

Property, plant and equipment, net	$465,089	$478,980

          The following is a summary of property held under capital leases included in the above property, plant and equipment:

	2002	2001

Property held under capital leases:
Land, buildings and support assets	$16,930	$13,318
Outside plant cable and wire facilities	2,710	2,710

	19,640	16,028
Less accumulated depreciation and amortization	6,612	4,810

Property held under capital leases, net	$13,028	$11,218

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

          The changes in the carrying value of goodwill by segment for the year ended December 31, 2002 are as follows:

	Local
	Telephone	Wireless	Directory	Internet	Interexchange	All Other	Total

Balance, December 31, 2001	$191,351	$8,851	$38,831	$8,146	$151	$3,165	$250,495
Impairment losses included in discontinued operations	—	—	—	—	—	(3,165)	(3,165)
Impairment losses - transitional	(97,053)	—	—	(8,146)	(151)	—	(105,350)
Impairment losses - annual test	(64,755)	—	—	—	—	—	(64,755)

Balance, December 31, 2002	$29,543	$8,851	$38,831	$—	$—	$—	$77,225

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

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2002, 2001 and 2000
(In Thousands Except Per Share Amounts)

6. ACCOUNTS PAYABLE, ACCRUED AND OTHER CURRENT LIABILITIES

          Accounts payable, accrued and other current liabilities consist of the following at December 31, 2002 and 2001:

	2002	2001

Accounts payable - trade	$11,435	$10,138
Accrued payroll, benefits, and related liabilities	6,413	8,379
Accrued personal time off	5,200	5,207
Accrued interest	6,106	6,983
Refundable access revenue	9,147	22,688
Other	11,179	9,370

Accounts payable, accrued and other current liabilities	$49,480	$62,765

7. LONG-TERM OBLIGATIONS

          Long-term obligations consist of the following at December 31, 2002 and 2001:

	2002	2001

Senior credit facility term loan - tranche A	$148,500	$150,000
Senior credit facility term loan - tranche B	148,500	150,000
Senior credit facility term loan - tranche C	133,650	135,000
9 3/8% senior subordinated notes due 2009	150,000	150,000
Capital leases and other long-term obligations	12,181	11,603

	592,831	596,603
Less current portion	5,933	5,107

Long-term obligations, net of current portion	$586,898	$591,496

          The aggregate maturities of long-term obligations for each of the five years and thereafter subsequent to December 31, 2002 are as follows:

2003	$5,933
2004	6,060
2005	5,260
2006	147,846
2007	144,908
Thereafter	$282,824

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

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2002, 2001 and 2000
(In Thousands Except Per Share Amounts)

8. OTHER DEFERRED CREDITS AND LONG-TERM LIABILITIES:

          Deferred credits and other long-term liabilities consist of the following at December 31, 2002 and 2001:

	2002	2001

Refundable access revenue	$11,401	$9,060
Interest rate swap, marked to market	14,152	11,437
Additional pension liability	6,285	4,147
Other deferred credits	1,092	359

Total deferred credits and other long-tern liabilities	$32,930	$25,003

9. LOCAL TELEPHONE OPERATING REVENUE

          Local telephone operating revenues consisted of the following for the years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000

Local network service	$99,512	$96,270	$94,098
Network access revenue	108,335	102,977	105,172
Deregulated revenue and other	18,600	22,164	22,998

Total local telephone operating revenues	$226,447	$221,411	$222,268

10. UNUSUAL CHARGES

          During 2000, the Company recorded $5,288 of unusual charges, consisting of the following:

Costs incurred in attempted acquisition	$1,451
Severance and restructuring costs	3,019
Legal settlement	818

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
Years Ended December 31, 2002, 2001 and 2000
(In Thousands Except Per Share Amounts)

11. INCOME TAXES

     The Company’s combined federal income and state effective income tax rate from continuing operations was a benefit of 0.0%, 1.7%, and 0.8% in 2002, 2001 and 2000, respectively. The difference between taxes calculated as if the statutory federal rate of 34% was applied to loss from continuing operations before income tax and the recorded tax benefit is reconciled as follows:

	2002	2001	2000

Computed federal income taxes at the 34% statutory rate	$(23,689)	$(2,422)	$(8,736)
Increase (reduction) in tax resulting from:
State income taxes (net federal benefit)	(4,097)	(381)	(1,503)
Amortization of investment tax credits	—	(195)	(197)
Prior year adjustment	269	—	—
Other	453	(68)	285
Valuation allowance - book net operating loss	27,064	2,871	9,954

Total income tax benefit	$—	$(195)	$(197)

     The benefit for income taxes is summarized as follows:

	2002	2001	2000

Current:
Federal income tax	$—	$—	$—
State income tax	—	—	—

Total current	—	—	—

Deferred:
Federal income tax	—	—	—
State income tax	—	—	—

Total deferred	—	—	—
Amortization of investment tax credits	—	(195)	(197)

Total income tax benefit	$—	$(195)	$(197)

     The effect of significant items comprising the Company’s net deferred tax liability at 34% were as follows:

	2002	2001	2000

Deferred tax liabilities - long-term:
Property, plant and equipment	$(20,786)	$(20,380)	$(16,338)
Intangibles	—	(13,105)	(7,235)
Other	(88)	—	—

Total long-term deferred tax liabilities	(20,874)	(33,485)	(23,573)

Deferred tax assets:
Current:
Accrued compensation	4,249	4,081	5,329
Accrued bad debts	2,827	2,172	4,825
Interest rate swap mark to market	5,661	4,575	—
Minimum pension liability adjustment	1,893	957	—
Other	987	516	293

Total current deferred tax assets	15,617	12,301	10,447

Long-term:
Net operating loss carryforwards from operations	57,136	49,324	32,324
Intangibles	46,734	—	—
Debt issuance cost	1,213	—	—

Total long-term deferred tax assets	105,083	49,324	32,324

Total deferred tax assets	120,700	61,625	42,771

Valuation allowance	(99,826)	(28,140)	(19,048)

Net deferred tax asset	$—	$—	$150

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2002, 2001 and 2000
(In Thousands Except Per Share Amounts)

11. INCOME TAXES (Continued)

     The Company has available at December 31, 2002 unused operating loss carryforwards of $142,839 that may be applied against future taxable income and that expire as shown below. Per the schedule below the total Net Operating Loss (“NOL”) is made up of NOLs generated by the consolidated group and NOLs obtained with the 2000 acquisition of Internet Alaska. The Internet Alaska NOLs are limited by special rules known as Separate Return Limitation Year (“SRLY”) rules. SRLY NOLs can only be used in years that both the Consolidated Group and the entity that created the SRLY NOLs have taxable income. The tax benefits derived from the utilization of the SRLY NOLs will increase retained earnings.

	Internet		Total
Year of	Alaska’s	Unused Operating	Unused Operating
Expiration	SRLY	Loss Carryforwards	Loss Carryforwards

2017	$27	$—	$27
2018	328	42	370
2019	852	16,767	17,619
2020	2,631	55,286	57,917
2021	—	46,615	46,615
2022	—	20,291	20,291

	$3,838	$139,001	$142,839

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

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2002, 2001 and 2000
(In Thousands Except Per Share Amounts)

14. RETIREMENT PLANS (Continued)

     The following is a reconciliation of the beginning and ending balanced for 2002 and 2001 for the projected benefit obligation and the plan assets for the ACS Health Plan:

	2002	2001

Change in accumulated postretirement benefit obligation:
Accumulated postretirement benefit obligation at beginning of the year:	$588	$—
Plan adoption	—	586
Plan amendment	(440)	—
Service cost	69	11
Interest cost	40	6
Actuarial (gain)/loss	11	(15)

Accumulated postretirement benefit obligation at end of the year:	$268	$588

Change in plan assets:
Fair value of plan assets at beginning of year	$128	$—
Employer contributions	—	128
Return on plan assets	(1)	—

Fair value of plan assets at end of year	$127	$128

     The following table represents the funded status of the ACS Health Plan at December 31, 2002 and 2001:

	2002	2001

Accumulated postretirement benefit obligation	$(268)	$(588)
Plan assets at fair value	127	128

Funded status	(141)	(460)

Unrecognized prior service cost	118	582
Unrecognized net (gain) or loss	7	(15)

Prepaid (accrued) benefit costs	$(16)	$107

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

     The following table illustrates selected financial data for each segment as of and for the year ended December 31, 2002:

	Local
	Telephone	Wireless	Internet	Interexchange	All Other	Eliminations	Total

Operating revenues	$226,447	$43,233	$20,848	$29,708	$58,411	$(35,145)	$343,502
Depreciation and amortization	55,498	5,541	6,744	2,256	12,901	—	82,940
Operating income (loss)	32,005	3,647	(21,468)	(1,250)	(35,622)	(76)	(22,764)
Interest expense	435	(5)	(146)	(330)	(49,067)	—	(49,113)
Interest income	3	3	—	2	2,416	—	2,424
Income tax provision (benefit)	13,214	1,527	—	—	(14,741)	—	—
Income (loss) from continuing operations	19,199	2,113	(21,619)	(1,583)	(67,708)	(76)	(69,674)
Total assets	526,333	83,985	(26,971)	7,676	113,959	—	704,982
Capital expenditures	31,186	14,007	16,604	228	9,439	—	71,464

     Operating revenues disclosed above include intersegment operating revenues of $22,634 for local telephone, $1,786 for wireless, $13,965 for interexchange and $1,400 for all other. In accordance with SFAS No. 71, intercompany revenues between local telephone and non-local telephone operations are not eliminated above.

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2002, 2001 and 2000
(In Thousands Except Per Share Amounts)

15. BUSINESS SEGMENTS (Continued)

     The following table illustrates selected financial data for each segment as of and for the year ended December 31, 2001:

	Local
	Telephone	Wireless	Internet	Interexchange	All Other	Eliminations	Total

Operating revenues	$221,411	$41,923	$13,726	$30,795	$50,942	$(26,582)	$332,215
Depreciation and amortization	53,242	5,626	2,606	2,284	15,350	—	79,108
Operating income (loss)	34,794	5,084	(9,504)	(1,752)	18,501	—	47,123
Interest expense	(1,716)	(36)	(97)	(302)	(55,414)	—	(57,565)
Interest income	13	14	—	—	1,963	—	1,990
Income tax provision (benefit)	13,534	2,164	—	—	(15,893)	—	(195)
Income (loss) from continuing operations	19,560	2,966	(9,591)	(2,049)	(17,814)	—	(6,928)
Total assets	653,412	108,475	3,679	28,887	109,089	—	903,542
Capital expenditures	45,635	5,786	16,319	19,787	55	—	87,582

     Operating revenues disclosed above include intersegment operating revenues of $21,677 for local telephone, $1,603 for wireless, $2 for Internet, $13,851 for interexchange and $1,400 for all other. In accordance with SFAS No. 71, intercompany revenues between local telephone and non-local telephone operations are not eliminated above.

     The following table illustrates selected financial data for each segment as of and for the year ended December 31, 2000:

	Local
	Telephone	Wireless	Internet	Interexchange	All Other	Eliminations	Total

Operating revenues	$222,268	$41,205	$9,172	$19,773	$45,765	$(24,656)	$313,527
Depreciation and amortization	56,912	5,029	1,495	1,345	6,974	—	71,755
Operating income (loss)	31,751	6,414	(8,760)	(1,325)	5,688	—	33,768
Interest expense	(1,046)	(11)	(109)	(312)	(60,480)	—	(61,958)
Interest income	105	215	—	—	3,449	—	3,769
Income tax provision (benefit)	7,913	2,703	—	—	(10,813)	—	(197)
Income (loss) from continuing operations	22,814	3,944	(8,863)	(1,631)	(41,000)	—	(24,736)
Total assets	634,105	108,663	25,082	43,596	97,860	—	909,306
Capital expenditures	53,974	11,505	3,252	3,030	492	—	72,253

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
(In Thousands Except Per Share Amounts)

16. RELATED PARTY TRANSACTIONS (Continued)

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

     The following table summarizes the Company’s carrying values and fair values of the debt components of its financial instruments at December 31, 2002:

	Carrying	Fair
	Value	Value

Senior credit facility term debt - tranche A	$148,500	$148,500
Senior credit facility term debt - tranche B	148,500	148,500
Senior credit facility term debt - tranche C	133,650	133,650
9 3/8% senior subordinated notes due 2009	150,000	107,250
Capital leases and other long-term obligations	12,181	12,181

	$592,831	$550,081

     The following table summarizes the Company’s carrying values and fair values of the debt components of its financial instruments at December 31, 2001:

	Carrying	Fair
	Value	Value

Senior credit facility term debt - tranche A	$150,000	$150,000
Senior credit facility term debt - tranche B	150,000	150,000
Senior credit facility term debt - tranche C	135,000	135,000
9 3/8% senior subordinated notes due 2009	150,000	148,500
Capital leases and other long-term obligations	11,603	11,603

	$596,603	$595,103

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

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2002, 2001 and 2000
(In Thousands Except Per Share Amounts)

20. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     ACS Group and ACS Holdings’ subsidiaries are guarantors under ACS Holdings’ 9 3/8 % senior subordinated notes. All ACS Group’s and Holdings’ subsidiaries (the “ Combined Subsidiaries”) are 100% owned. The guarantees are full and unconditional. In addition, all guarantees are joint and several. Accordingly, the interim condensed consolidating financial statements are presented below.

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

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2002, 2001 and 2000
(In Thousands Except Per Share Amounts)

20. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

Condensed Consolidated Balance Sheet
December 31, 2001

	Combined	ACS Holdings		ACS Holdings
	Subsidiaries	Parent Only	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$1,239	$39,773	$—	$41,012
Restricted cash	—	6,932	—	6,932
Accounts receivable-trade, net	26,707	20,205	—	46,912
Accounts receivable-affiliates	26,351	(23,876)	—	2,475
Materials and supplies	8,698	25	—	8,723
Prepayments and other current assets	4,115	1,917	—	6,032

Total current assets	67,110	44,976	—	112,086
Investments	—	683,372	(683,372)	—
Property, plant and equipment	938,367	98,462	—	1,036,829
Less: accumulated depreciation	530,728	27,121	—	557,849

Property, plant and equipment, net	407,639	71,341	—	478,980
Goodwill	11,311	—	239,184	250,495
Intangible assets	25,228	1,557	—	26,785
Debt issuance costs, net	—	25,321	—	25,321
Deferred charges and other assets	1,249	8,626	—	9,875

Total assets	$512,537	$835,193	$(444,188)	$903,542

Liabilities and Stockholder’s Equity
Current liabilities:
Current portion of long-term obligations	$514	$4,593	$—	$5,107
Accounts payable-affiliates	—	1,303	—	1,303
Accounts payable, accrued and other current liabilities	32,273	30,492	—	62,765
Advance billings and customer deposits	9,190	—	—	9,190

Total current liabilities	41,977	36,388	—	78,365
Long-term obligations, net of current portion	6,876	584,620	—	591,496
Deferred income taxes	10,076	(10,076)	—	—
Other deferred credits and long-term liabilities	9,420	15,583	—	25,003
Stockholder’s equity:
Common stock	25		(25)	—
Treasury stock	—	—	—	—
Paid in capital in excess of par value	283,185	287,242	(283,185)	287,242
Retained earnings (accumulated deficit)	160,978	(64,735)	(160,978)	(64,735)
Accumulated other comprehensive loss	—	(13,829)	—	(13,829)

Total stockholder’s equity	444,188	208,678	(444,188)	208,678

Total liabilities and stockholder’s equity	$512,537	$835,193	$(444,188)	$903,542

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2002, 2001 and 2000
(In Thousands Except Per Share Amounts)

20. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

Condensed Consolidated Statement of Operations
Year Ended December 31, 2002

	Combined	ACS Holdings		ACS Holdings
	Subsidiaries	Parent Only	Eliminations	Consolidated

Operating revenue:
Local telephone	$226,447	$—	$—	$226,447
Wireless	43,233	—	(53)	43,180
Directory	33,604	—	—	33,604
Internet	20,848	—	(1)	20,847
Interexchange	29,708	—	(10,284)	19,424
Other	716	24,807	(25,523)	—

Total operating revenue	354,556	24,807	(35,861)	343,502
Operating expense:
Local telephone (exclusive of depreciation and amortization)	138,948	2,188	(23,859)	117,277
Wireless (exclusive of depreciation and amortization)	33,940	—	(6,028)	27,912
Directory (exclusive of depreciation and amortization)	14,189	—	(19)	14,170
Internet (exclusive of depreciation and amortization)	35,547	—	(6,045)	29,502
Interexchange (exclusive of depreciation and amortization)	28,666	—	(1,119)	27,547
Other (exclusive of depreciation and amortization)	1,158	—	(1,158)	—
Depreciation and amortization	70,181	12,890	(131)	82,940
Goodwill impairment loss	—	64,755	—	64,755

Total operating expense	322,629	79,833	(38,359)	364,103
Loss on disposal of assets	204	—	1,959	2,163

Operating income (loss)	31,723	(55,026)	539	(22,764)
Other income (expense):
Interest expense	(79)	(49,067)	33	(49,113)
Interest income and other	(37)	(3,978)	6,218	2,203

Total other expense	(116)	(53,045)	6,251	(46,910)

Income (loss) before income taxes, discontinued operations and cumulative effect of change in accounting principle	31,607	(108,071)	6,790	(69,674)
Income tax expense (benefit)	22,718	(22,718)	—	—

Income (loss) from continuing operations	8,889	(85,353)	6,790	(69,674)
Loss from discontinued operations	(6,810)	(250)	(572)	(7,632)

Income (loss) before cumulative effect of change in accounting principle	2,079	(85,603)	6,218	(77,306)
Cumulative effect of change in accounting principle	(8,297)	(97,053)	—	(105,350)

Net income (loss)	$(6,218)	$(182,656)	$6,218	$(182,656)

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2002, 2001 and 2000
(In Thousands Except Per Share Amounts)

20. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

Condensed Consolidated Statement of Operations
Year Ended December 31, 2001

	Combined	ACS Holdings		ACS Holdings
	Subsidiaries	Parent Only	Eliminations	Consolidated

Operating revenue:
Local telephone	$221,411	$—	$—	$221,411
Wireless	41,923	—	(29)	41,894
Directory	33,870	—	—	33,870
Internet	13,726	—	(2)	13,724
Interexchange	30,795	—	(9,479)	21,316
Other	960	17,072	(18,032)	—

Total operating revenue	342,685	17,072	(27,542)	332,215
Operating expense:
Local telephone (exclusive of depreciation and amortization)	133,181	2,475	(15,191)	120,465
Wireless (exclusive of depreciation and amortization)	31,213	—	(5,564)	25,649
Directory (exclusive of depreciation and amortization)	14,713	—	(29)	14,684
Internet (exclusive of depreciation and amortization)	20,624	—	(4,947)	15,677
Interexchange (exclusive of depreciation and amortization)	30,263	—	(754)	29,509
Other (exclusive of depreciation and amortization)	1,949	—	(1,949)	—
Depreciation and amortization	64,463	15,348	(703)	79,108

Total operating expense	296,406	17,823	(29,137)	285,092
Loss on disposal of assets	—	—	—	—

Operating income (loss)	46,279	(751)	1,595	47,123
Other income (expense):
Interest expense	(2,277)	(55,414)	126	(57,565)
Interest income and other	116	23,660	(20,457)	3,319

Total other expense	(2,161)	(31,754)	(20,331)	(54,246)

Income (loss) before income taxes and discontinued operations	44,118	(32,505)	(18,736)	(7,123)
Income tax expense (benefit)	23,664	(23,859)	—	(195)

Income (loss) from continuing operations	20,454	(8,646)	(18,736)	(6,928)
Loss from discontinued operations	—	—	(1,718)	(1,718)

Net income (loss)	$20,454	$(8,646)	$(20,454)	$(8,646)

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2002, 2001 and 2000
(In Thousands Except Per Share Amounts)

20. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

Condensed Consolidated Statement of Operations
Year Ended December 31, 2000

	Combined	ACS Holdings		ACS Holdings
	Subsidiaries	Parent Only	Eliminations	Consolidated

Operating revenue:
Local telephone	$222,268	$—	$—	$222,268
Wireless	41,205	—	(50)	41,155
Directory	29,156	—	—	29,156
Internet	9,172	—	(2)	9,170
Interexchange	19,773	—	(7,995)	11,778
Other	1,131	16,609	(17,740)	—

Total operating revenue	322,705	16,609	(25,787)	313,527
Operating expense:
Local telephone (exclusive of depreciation and amortization)	145,682	2,469	(16,609)	131,542
Wireless (exclusive of depreciation and amortization)	29,762	—	(3,456)	26,306
Directory (exclusive of depreciation and amortization)	13,334	—	—	13,334
Internet (exclusive of depreciation and amortization)	16,348	—	(4,563)	11,785
Interexchange (exclusive of depreciation and amortization)	19,753	—	(4)	19,749
Other (exclusive of depreciation and amortization)	1,482	—	(1,482)	—
Unusual charges	5,288	—	—	5,288
Depreciation and amortization	57,429	14,836	(510)	71,755

Total operating expense	289,078	17,305	(26,624)	279,759

Loss on disposal of assets	—	—	—	—

Operating income (loss)	33,627	(696)	837	33,768
Other income (expense):
Interest expense	(1,629)	(60,480)	151	(61,958)
Interest income and other	349	18,496	(15,588)	3,257

Total other expense	(1,280)	(41,984)	(15,437)	(58,701)

Income (loss) before income taxes and discontinued operations	32,347	(42,680)	(14,600)	(24,933)
Income tax expense (benefit)	16,830	(17,027)	—	(197)

Income (loss) from continuing operations	15,517	(25,653)	(14,600)	(24,736)
Loss from discontinued operations	—	—	(917)	(917)

Net income (loss)	$15,517	$(25,653)	$(15,517)	$(25,653)

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2002, 2001 and 2000
(In Thousands Except Per Share Amounts)

20. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

Condensed Consolidated Statement of Cash Flows
Year Ended December 31, 2002

	Combined	ACS Holdings		ACS Holdings
	Subsidiaries	Parent Only	Eliminations	Consolidated

Net cash provided (used) by operating activities	$59,261	$6,538	$—	$65,799
Cash Flows from Investing Activities:
Construction and capital expenditures	(57,538)	(9,439)	—	(66,977)
Acquisition of PCS license	(300)	—	—	(300)
Issuance of note receivable	—	(15,000)	—	(15,000)
Other investing activities	—	3,706	—	3,706

Net cash used by investing activities	(57,838)	(20,733)	—	(78,571)
Cash Flows from Financing Activities:
Payments on long-term debt	(2,735)	(4,593)	—	(7,328)
Dividends	—	(2,347)	—	(2,347)

Net cash provided (used) by financing activities	(2,735)	(6,940)	—	(9,675)
Decrease in cash and cash equivalents	(1,312)	(21,135)	—	(22,447)
Cash and cash equivalents, beginning of the period	1,239	39,773	—	41,012

Cash and cash equivalents, end of the period	$(73)	$18,638	$—	$18,565

Supplemental Cash Flow Data:
Interest paid	$86	$45,744	$—	$45,830
Income taxes paid	$—	$—	$—	$—
Supplemental Noncash Transactions:
Property acquired under capital leases and mortgages	$4,187	$—	$—	$4,187
Minimum pension liability adjustment	$—	$2,342	$—	$2,342
Interest rate swap marked to market	$—	$2,715	$—	$2,715

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2002, 2001 and 2000
(In Thousands Except Per Share Amounts)

20. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

Condensed Consolidated Statement of Cash Flows
Year Ended December 31, 2001

	Combined	ACS Holdings		ACS Holdings
	Subsidiaries	Parent Only	Eliminations	Consolidated

Net cash provided (used) by operating activities	$88,111	$(11,473)	$—	$76,638
Cash Flows from Investing Activities:
Construction and capital expenditures	(87,548)	(34)	—	(87,582)
Other investing activities	—	(6,901)	—	(6,901)

Net cash used by investing activities	(87,548)	(6,935)	—	(94,483)
Cash Flows from Financing Activities:
Payments on long-term debt	(1,337)	(1,702)	—	(3,039)

Net cash provided (used) by financing activities	(1,337)	(1,702)	—	(3,039)
Decrease in cash and cash equivalents	(774)	(20,110)	—	(20,884)
Cash and cash equivalents, beginning of the period	2,013	59,883	—	61,896

Cash and cash equivalents, end of the period	$1,239	$39,773	$—	$41,012

Supplemental Cash Flow Data:
Interest paid	$2,285	$47,171	$—	$49,456
Income taxes paid	$—	$—	$—	$—
Supplemental Noncash Transactions:
Minimum pension liability adjustment	$—	$2,392	$—	$2,392
Interest rate swap marked to market	$—	$11,437	$—	$11,437

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2002, 2001 and 2000
(In Thousands Except Per Share Amounts)

20. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

Condensed Consolidated Statement of Cash Flows
Year Ended December 31, 2000

	Combined	ACS Holdings		ACS Holdings
	Subsidiaries	Parent Only	Eliminations	Consolidated

Net cash provided (used) by operating activities	$69,421	$74,126	$—	$143,547
Cash Flows from Investing Activities:
Construction and capital expenditures	(68,609)	(492)	—	(69,101)
Other investing activities	—	(5,598)	—	(5,598)

Net cash used by investing activities	(68,609)	(6,090)	—	(74,699)
Cash Flows from Financing Activities:
Payments on long-term debt	(3,058)	(3,165)	—	(6,223)
Dividends	—	(9,735)	—	(9,735)

Net cash provided (used) by financing activities	(3,058)	(12,900)	—	(15,958)
Increase (decrease) in cash and cash equivalents	(2,246)	55,136	—	52,890
Cash and cash equivalents, beginning of the period	4,259	4,747	—	9,006

Cash and cash equivalents, end of the period	$2,013	$59,883	$—	$61,896

Supplemental Cash Flow Data:
Interest paid	$1,635	$55,783	$—	$57,418
Income taxes paid	$—	$—	$—	$—
Supplemental Noncash Transactions:
Property acquired under capital leases and mortgages	$3,152	$—	$—	$3,152
Note payable in connection with acquisition	$—	$2,250	$—	$2,250

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

22. CONSOLIDATED QUARTERLY OPERATING INFORMATION (UNAUDITED)

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