Form 10-Q
period 2003-09-30
ALASKA COMMUNICATIONS SYSTEMS HOLDINGS INC
filed 2003-11-13
CIK 1089510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________________to

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

DOCUMENTS INCORPORATED BY REFERENCE
None

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Consolidated Balance Sheets
(Unaudited, In Thousands Except Per Share Amounts)

	September 30,	December 31,
	2003	2002

Assets
Current assets:
Cash and cash equivalents	$121,160	$18,565
Restricted cash	555	3,440
Accounts receivable-trade, net of allowance of $6,255 and $6,075	39,470	48,820
Accounts receivable-affiliate	4,729	3,761
Materials and supplies	10,327	11,203
Prepayments and other current assets	6,266	6,172
Assets held for sale	—	261

Total current assets	182,507	92,222
Property, plant and equipment	1,055,802	1,090,365
Less: accumulated depreciation	671,447	625,276

Property, plant and equipment, net	384,355	465,089
Goodwill	38,403	77,225
Intangible assets	22,561	23,269
Debt issuance costs, net of amortization of $5,119 and $15,883	19,312	21,130
Deferred charges and other assets	8,473	26,047

Total assets	$655,611	$704,982

Liabilities and Stockholder’s Equity
Current liabilities:
Current portion of long-term obligations	$2,304	$5,933
Accounts payable-affiliates	898	1,319
Accounts payable, accrued and other current liabilities	48,435	49,480
Advance billings and customer deposits	8,871	9,804

Total current liabilities	60,508	66,536
Long-term obligations, net of current portion	533,611	586,898
Other deferred credits and long-term liabilities	28,312	32,930
Commitments and contingencies	—	—
Stockholder’s equity:
Common stock, $.01 par value; 1,000 shares authorized, 1 share issued and outstanding	—	—
Paid in capital in excess of par value	287,242	287,242
Accumulated deficit	(241,537)	(249,738)
Accumulated other comprehensive loss	(12,525)	(18,886)

Total stockholder’s equity	33,180	18,618

Total liabilities and stockholder’s equity	$655,611	$704,982

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Consolidated Statements of Operations
(Unaudited, In Thousands Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Operating revenue:
Local telephone	$53,261	$52,815	$162,472	$172,128
Wireless	12,591	11,903	34,868	32,420
Directory	—	8,360	11,631	25,382
Internet	8,223	6,422	24,416	14,815
Interexchange	4,147	3,998	12,623	11,991

Total operating revenue	78,222	83,498	246,010	256,736
Operating expense:
Local telephone (exclusive of depreciation and amortization)	30,160	27,968	84,267	88,221
Wireless (exclusive of depreciation and amortization)	7,545	7,441	21,796	21,329
Directory (exclusive of depreciation and amortization)	—	3,408	5,249	10,366
Internet (exclusive of depreciation and amortization)	11,730	8,756	35,829	21,904
Interexchange (exclusive of depreciation and amortization)	6,056	5,723	17,886	17,494
Contract termination and asset impairment charges	54,539	—	54,539	—
Depreciation and amortization	22,044	22,458	66,735	61,690
Loss (gain) on disposal of assets, net	(15,968)	1,835	(112,507)	2,108

Total operating expense	116,106	77,589	173,794	223,112
Operating income (loss)	(37,884)	5,909	72,216	33,624
Other income (expense):
Interest expense	(21,939)	(12,744)	(49,546)	(36,462)
Interest income and other	(15,100)	578	(10,121)	1,626

Total other expense	(37,039)	(12,166)	(59,667)	(34,836)

Income (loss) before income taxes, discontinued operations and cumulative effect of change in accounting principle	(74,923)	(6,257)	12,549	(1,212)
Income tax benefit	—	—	—	—

Income (loss) from continuing operations	(74,923)	(6,257)	12,549	(1,212)
Loss from discontinued operations, net of tax	—	(136)	(52)	(7,523)

Income (loss) before cumulative effect of change in accounting principle	(74,923)	(6,393)	12,497	(8,735)
Cumulative effect of change in accounting principle	—	—	—	(105,350)

Net income (loss)	$(74,923)	$(6,393)	$12,497	$(114,085)

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Consolidated Statements of Cash Flows
(Unaudited, In Thousands)

	Nine Months Ended
	September 30,

	2003	2002

Cash Flows from Operating Activities:
Net income (loss)	$12,497	$(114,085)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on discontinued operations	52	7,523
Cumulative effect of change in accounting principle	—	105,350
Depreciation and amortization	66,735	61,690
Loss (gain) on disposal of assets and asset impairment charges, net	(48,748)	2,108
Amortization of debt issuance costs and original issue discount	15,866	3,134
Capitalized interest	(88)	(1,078)
Other deferred credits	1,743	(914)
Changes in components of working capital:
Accounts receivable and other current assets	8,087	(4,774)
Accounts payable and other current liabilities	(5,028)	(8,899)
Other	(557)	(280)
Net cash used by discontinued operations	(40)	(596)

Net cash provided by operating activities	50,519	49,179
Cash Flows from Investing Activities:
Construction and capital expenditures, net of capitalized interest	(29,787)	(50,253)
Net proceeds from sale of business	155,268	—
Issuance of note receivable	—	(15,000)
Release of funds from escrow	3,539	3,706
Placement of funds in restricted account	(645)	—

Net cash provided (used) by investing activities	128,375	(61,547)
Cash Flows from Financing Activities:
Payments on long-term debt	(433,973)	(6,774)
Proceeds from issuance of long-term debt	375,970	—
Debt issuance costs	(14,000)	—
Dividends	(4,296)	(830)

Net cash used by financing activities	(76,299)	(7,604)
Increase (decrease) in cash and cash equivalents	102,595	(19,972)
Cash and cash equivalents at beginning of the period	18,565	41,012

Cash and cash equivalents at the end of the period	$121,160	$21,040

Supplemental Cash Flow Data:
Interest paid	$31,670	$30,796
Income taxes paid	—	—
Supplemental Noncash Transactions:
Property acquired under capital leases and mortgages	$2,340	$2,306
Interest rate swap marked to market	$(6,361)	$3,786

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited, Amounts In Thousands Except Per Share Amounts)

1.	DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Alaska Communications Systems Holdings, Inc. and Subsidiaries (the “Company” or “ACS Holdings”), a Delaware corporation, is an integrated communications provider engaged principally in providing local telephone, wireless, Internet, and interexchange services to its customers in the state of Alaska through its telecommunications subsidiaries. The Company is a wholly owned subsidiary of Alaska Communications Systems Group, Inc. (the “Parent” or “ACS Group”).

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

     In the opinion of management, the financial statements contain all adjustments (consisting of normal recurring adjustments and contract termination and asset impairment charges) necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented. The results of operations for the three and nine months ended September 30, 2003 and 2002 are not necessarily indicative of the results of operations which might be expected for the entire year or any other interim periods.

     Revenue Recognition

     Access revenue is recognized when earned. The Company participates in toll revenue pools with other telephone companies. Such pools are funded by toll revenue and/or access charges regulated by the Regulatory Commission of Alaska (“RCA”) within the intrastate jurisdiction and the Federal Communications Commission (“FCC”) within the interstate jurisdiction. Much of the interstate access revenue is initially recorded based on estimates. These estimates are derived from interim financial statements, available separations studies and the most recent information available about achieved rates of return. These estimates are subject to adjustment in future accounting periods as additional operational information becomes available. To the extent that disputes arise over revenue settlements, the Company’s policy is to defer revenue collected until settlement methodologies are resolved and finalized. During the second quarter of 2002, the Company recognized as revenue $11,066 of previously deferred interstate access revenue and reversed $1,673 of interest expense previously accrued thereon as a result of a favorable ruling by the District of Columbia Court of Appeals related to a dispute on interstate access rates for the Anchorage market. At September 30, 2003 and 2002, the Company had liabilities of $16,433 and $20,748, respectively, related to its estimate of refundable access revenue.

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited, Amounts In Thousands Except Per Share Amounts)

1.	DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Regulatory Accounting and Regulation

     The local telephone exchange operations of the Company account for costs in accordance with the accounting principles for regulated enterprises prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 71, Accounting for the Effects of Certain Types of Regulation. This accounting recognizes the economic effects of rate regulation by recording cost and a return on investment as such amounts are recovered through rates authorized by regulatory authorities. Accordingly, under SFAS No. 71, plant and equipment is depreciated over lives approved by regulators and certain costs and obligations are deferred based upon approvals received from regulators to permit recovery of such amounts in future years. Historically, lives approved for regulatory purposes have approximated economically useful lives. On July 22, 2002, the Company received an order from the RCA which extended lives approved for ratemaking purposes beyond the economically useful lives of the underlying assets. Management petitioned for reconsideration on the ACSA order and the RCA has accepted additional testimony and held a hearing in May of 2003. The RCA subsequently reconsidered its order and adopted service lives that more closely approximate the actual economic lives of the assets. The Company implemented, effective January 1, 2003, higher depreciation rates for its regulated telephone plant for the interstate jurisdiction. As a result, the Company has recorded a regulatory asset under SFAS No. 71 of $8,289 as of September 30, 2003 related to depreciation of the regulated telephone plant allocable to its intrastate and local jurisdictions. The Company has also deferred as a regulatory asset $894 of costs incurred in connection with regulatory rate making proceedings, which is being amortized over three years starting in 2003. The balance of this regulatory asset was $670 at September 30, 2003. If the Company were not following SFAS No. 71, it would have recorded additional depreciation expense of $8,289 for the intrastate and local jurisdictions and the deferred costs incurred in connection with regulatory rate making proceedings would have been charged to expense as incurred. Non-regulated revenues and costs incurred by the local telephone exchange operations and non-regulated operations of the Company are not accounted for under SFAS No. 71 principles.

Stock Incentive Plans

     The Company’s employees participate in various plans of ACS Group. The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its stock incentive plans. Accordingly, no compensation cost has been recognized for options with exercise prices equal to or greater than fair value on the date of grant. No compensation costs were charged to operations for the nine months ended September 30, 2003 or 2002. If compensation costs had been determined consistent with SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s net income (loss) on a pro forma basis for the nine months ended September 30, 2003 and 2002 would have been as follows:

	For the nine months ended September 30,
	2003	2002

Net income (loss):
As reported	$10,565	$(116,025)
Pro forma	10,620	(117,415)

     The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for grants:

	2003	2002

Risk free rate	2.95%	2.69%
Dividend yield	0.0%	0.0%
Expected volatility factor	57.0%	57.8%
Expected option life (years)	6.1	6.1

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited, Amounts In Thousands Except Per Share Amounts)

2.	NEW ACCOUNTING STANDARDS

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

     In accordance with federal and state regulations, depreciation expense for the Company’s local exchange carriers regulated operations have historically included an additional provision for cost of removal. Under SFAS No. 143, the additional cost of removal provision would no longer be included in depreciation expense, because it does not meet the recognition and measurement principles of an asset retirement obligation. On December 20, 2002, the FCC notified local exchange carriers that they should not adopt the provisions of SFAS No. 143 unless specifically required by the FCC in the future. As a result of the FCC ruling, the Company will continue to record a regulatory liability for cost of removal for its local exchange carrier subsidiaries that follow SFAS No. 71 accounting.

     The Company applied the provisions of SFAS No. 143 to its nonregulated subsidiaries effective January 1, 2003. The Company’s wireless segment has entered into cell site operating leases, which are subject to the provisions of this statement. Cell site lease agreements may contain clauses requiring restoration of the leased site at the end of the lease term, creating an asset retirement obligation. Landlords may choose not to exercise these rights as cell sites are considered useful improvements. The Company’s initial adoption of this statement did not have a material impact on its results of operations, financial position or cash flows.

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

     On December 31, 2002, FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company does not currently have plans to change to the fair value method of accounting for its stock based compensation. The disclosure requirements are now effective.

     On April 30, 2003, FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company’s adoption of this statement did not have a material impact on its financial position, results of operations, or cash flows.

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited, Amounts In Thousands Except Per Share Amounts)

2.	NEW ACCOUNTING STANDARDS (continued)

     On May 15, 2003, FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The new Statement requires that certain financial instruments that, under previous guidance, issuers could account for as equity, be classified as liabilities in statements of financial position. Most of the guidance in SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 had no effect on the Company’s financial position, results of operations or cash flows.

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

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 addresses when a company should include in its financial statements the assets, liabilities and activities of a variable interest entity. FIN 46 defines variable interest entities as those entities with a business purpose that either do not have any equity investors with voting rights, or have equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. FIN 46 consolidation requirements are effective for all variable interest entities created after January 31, 2003, and to pre-existing entities in the first fiscal year or interim period ending after December 15, 2003. Certain disclosure requirements are effective for financial statements issued after January 31, 2003. The adoption of FIN 46 has no effect on the Company’s financial position, results of operations or cash flows.

3.	LONG-TERM OBLIGATIONS

     During the first quarter of 2003, the Company’s lenders approved an amendment and waiver to its senior credit facility that, among other things, permitted the Company to sell its directory business and required that in the event the sale was completed, 75% of proceeds would be used to repay outstanding senior credit facility term loans. This amendment and waiver became effective on May 8, 2003, and on May 13, 2003, the Company paid down $106,650 of its outstanding term loans under its old senior credit facility.

     On August 26, 2003, the Company completed the refinancing of its old senior credit facility term loans. The Company entered into a $250,000 new senior credit facility consisting of a term loan facility in an aggregate principal amount of $200,000 and an undrawn revolving credit facility of $50,000. The Company simultaneously issued $182,000 aggregate principal amount of 9 7/8% senior notes due 2011 at an issue price of approximately 96.7% for net proceeds of $175,970. From these proceeds, the Company paid off the remaining $320,727 of its old senior credit facility, thereby extinguishing it. As a result of this early extinguishment of debt, the Company charged $9,696 of unamortized debt issue costs to interest expense in August 2003.

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited, Amounts In Thousands Except Per Share Amounts)

3.	LONG-TERM OBLIGATIONS (Continued)

     Long-term obligations consists of the following at September 30, 2003 and December 31, 2002:

	2003	2002

Old senior credit facility term loan - tranche A	$—	$148,500
Old senior credit facility term loan - tranche B	—	148,500
Old senior credit facility term loan - tranche C	—	133,650
New senior credit facility term loan	200,000	—
9 3/8% senior subordinated notes due 2009	150,000	150,000
9 7/8% senior subordinated notes due 2011	182,000	—
Original issue discount - 9 7/8% senior subordinated notes due 2011	(5,982)	—
Capital leases and other long-term obligations	9,897	12,181

	535,915	592,831
Less current portion	2,304	5,933

Long-term obligations, net of current portion	$533,611	$586,898

     The aggregate maturities of long-term obligations for each of the five years and thereafter subsequent to September 30, 2003 are as follows:

2003 (October 1 - December 31)	$23
2004 (January 1 - December 31)	2,288
2005 (January 1 - December 31)	2,315
2006 (January 1 - December 31)	2,337
2007 (January 1 - December 31)	2,327
2008 (January 1 - December 31)	2,151
Thereafter	524,474

$535,915

     The Company’s obligations under the new senior credit facility are unconditionally and irrevocably guaranteed, joint and severally, by the Company and its subsidiaries, and secured by collateral that includes substantially all of the Company and its subsidiaries’ assets. The new senior credit facility contains a number of restrictive covenants and events of default, including covenants limiting capital expenditures, incurrence of debt, and the payment of dividends, and requires the Company to achieve certain financial ratios. The Company is in compliance with all of the covenants.

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited, Amounts In Thousands Except Per Share Amounts)

4.	CONTRACT TERMINATION AND ASSET IMPAIRMENT CHARGES

     During the quarter ended September 30, 2003, the Company recorded $54,539 in contract termination and asset impairment charges. These charges resulted from (1) the termination of a 5 year comprehensive Telecommunications Partnering Agreement (“TPA”) with the State of Alaska and (2) an impairment of fiber optic indefeasible rights of use and IP network and service center assets resulting from the termination of the TPA as well as changes in the communications industry and the economy. The following table itemizes the components of the contract termination and asset impairment charges.

Contract termination charges:
Contract termination payment	$3,448
Loss on disposal of assets	5,648
Accounts receivable and working capital write-downs	3,256

Total contract termination charges	12,352
Asset impairment charges	42,187

Total contract termination and asset impairment charges	$54,539

Contract Termination Charges

     On September 15, 2003, the Company received notification from the State of Alaska that it intended to terminate the TPA with the Company and disentangle. Subsequently, the Company and the State negotiated and agreed to a definitive Settlement Agreement and Mutual Release (the “Settlement Agreement”) effective October 14, 2003, outlining the terms of disentanglement between the parties. Under the terms of the Settlement Agreement, the Company agreed to pay to the State of Alaska $3,448 in cash, one half of which was due upon signing the agreement and one half of which will be due upon completion of disentanglement. The Company also agreed to transfer to the State title to certain assets used in providing services under the TPA which resulted in a net loss on disposal of those assets of $5,648. Based on terms of the Settlement Agreement, the Company determined that certain accounts receivable and working capital associated with the TPA will not be fully recoverable and has written them down to their estimated net realizable value, resulting in a charge of $3,256 during the quarter. The estimated net realizable value of the working capital and which assets are ultimately transferred to the State could change as the Company completes disentanglement.

Asset Impairment Charges

     The Company reviews its property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company was prompted to conduct an asset impairment review of its fiber optic Indefeasible Rights of Use (“IRUs”) that were acquired in 1999 and 2001 and certain IP network and certain service center assets due to the termination of the TPA as discussed above (which was a significant customer using these assets), indications that market pricing of similar assets were significantly below the Company’s carrying value, and significant industry and economic trends affecting the Company’s ability to generate positive cash flow from these assets in its interexchange and Internet segments. This review was conducted under the guidelines of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result of its review, the Company determined that its carrying value of IRUs exceeded their fair value by $27,128 and its carrying value of the IP network and service center assets exceeded their fair value by $15,059. Accordingly, the Company recorded a $42,187 impairment charge and wrote the assets down to their fair value during the third quarter of 2003.

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited, Amounts In Thousands Except Per Share Amounts)

5.	GAIN ON DISPOSAL OF ASSETS

     On April 28, 2003, the Company entered into an underwriting agreement with a syndicate of Canadian investment banks to complete the sale of a majority interest in the newly formed ACS Media, LLC (the “Directories Business”). The Company subsequently filed on April 29, 2003, a final prospectus with Canadian securities regulators to sell a majority interest in its Directories Business in a public offering in Canada to the ACS Media Income Fund (the “Fund”), which is a Canadian income fund. The offering was sponsored by the Company. The transaction closed on May 8, 2003, with the Company selling an 87.42% interest and retaining a 12.58% interest in the Directories Business. The Company’s retained 12.58% minority interest was recorded at an initial book value of $1,077 representing the pro-rata retained ownership at historical book value, and accounted for under the equity method.

     The Company also entered into an arrangement with the Metropolitan Life Insurance Company (MetLife) to provide a credit facility to its Directories Business on May 8, 2003 immediately prior to the sale of its Directories Business to the Fund. The Directories Business then drew $35,000 of term loans against the facility, using $1,468 to pay fees and expenses related to the debt issuance and $87 to prepay an annual agency fee to MetLife. Of the $33,445 in net cash proceeds, $413 was deposited into the Directories Business as cash working capital and $33,032 was distributed to the Company as a dividend. The credit facility is non-recourse to the Company.

     The Fund then sold 17,500 units on May 8, 2003 for net proceeds of $110,435, after deducting its underwriters’ fees and transaction expenses of $10,246. The Fund’s net proceeds were used to acquire from the Company an 87.42% interest in the Directories Business. The Company received net proceeds of $105,059 after deducting its fees and expenses associated with the Transaction of $5,376. The Company recognized a gain on disposition of $97,578 on a pre-tax basis.

     The following table indicates the Company’s basis in assets sold to and liabilities assumed by the Fund and its retained interest in ACS Media LLC.

Net proceeds of the Transaction	$105,059

Basis in directories business sold:
Current assets	4,214
Property, plant and equipment, net	90
Goodwill	38,821
Debt issue costs	1,468
Current liabilities	(1,035)
Long-term debt	(35,000)

Basis of Directories Business	8,558
Equity in minority interest retained	1,077

Basis in net assets sold to the Fund	7,481

Gain on sale of Directories Business	$97,578

     On August 27, 2003, the Company was released from a lockup agreement relating to the remaining interest in the Directories Business and the Company disposed of substantially all of its remaining interest in the Directories Business through the exercise of its right to convert 99.23% of its then remaining 12.58% interest in the Directories Business to 2,500 units of the ACS Media Income Fund, which were then sold in an underwritten offering. The transaction settled on September 4, 2003, generating $17,177 in net proceeds after deducting transaction expenses of $100, and resulting in a gain on disposition of $15,940 after deducting the basis of $1,237. As a result of this transaction, the Company now owns less than 0.1% of the Directories Business.

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited, Amounts In Thousands Except Per Share Amounts)

5.	GAIN ON DISPOSAL OF ASSETS (Continued)

     Related to the initial sale, the Company realized a gain on foreign exchange of $4,104 as a result of currency fluctuation from April 28, 2003, the date the underwriting and investment agreements were executed, to May 8, 2003, the date the offering closed and the transaction was consummated. From the subsequent sale the Company realized an additional gain on foreign exchange of $157 as a result of currency fluctuation from August 27, 2003, the date the purchase agreement for substantially all of its remaining interest in the Directories Business was executed, to September 4 2003, the date the transaction closed. The foreign exchange gains are included in Interest income and other in the Consolidated Statements of Operations.

     In contemplation of the sale of the Directories Business, the Company formalized a number of agreements with ACS InfoSource, Inc. in May 2003 effective as of January 1, 2001, the day ACS InfoSource, Inc. was formed. ACS InfoSource, Inc. subsequently assigned certain contracts, including a 50-year directory publishing and distribution agreement and a 50-year license agreement, to ACS Media, LLC as a part of the sale transaction. The Company also entered into a 45-year non-competition agreement and a 10-year billing and collection agreement directly with ACS Media, LLC. The Company has a right to minority representation of one manager of the permitted nine managers of ACS Media LLC so long as its long-term contracts with ACS Media LLC are in effect. Currently, a director of the Company and employee of Fox Paine, the Company’s majority shareholder, is a manager of ACS Media, LLC.

6.	NON-OPERATING IMPAIRMENT CHARGES

     The Company periodically evaluates the fair value of its investments and other non-operating assets against their carrying value. Any impairments to non-operating assets are charged to non-operating expense under the caption Interest income and other in the Consolidated Statement of Operations. During the third quarter of 2003, impairment charges were taken as a result of changes in market and economic conditions, a notice of termination of the TPA, and the Company’s reassessment of the net realizable value of its note receivable and the associated option to purchase certain network assets from Neptune Communications, L.L.C. As a result of this analysis, the Company recorded in Interest income and other in the Consolidated Statement of Operations an impairment charge of $15,924. The Company still has purchase commitment obligations associated with this note as described in Note 13.

7.	DISCONTINUED OPERATIONS

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

     The following discloses the results of the discontinued operations of the wireless cable television service segment for the three and nine months ended September 30, 2003 and 2002:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Operating revenue	$—	$169	$110	$594
Operating expense	—	305	162	1,025

Operating loss	—	(136)	(52)	(431)
Interest expense	—	—	—	(32)

Loss from operations of discontinued segment	—	(136)	(52)	(463)
Write down of net assets to fair value	—	—	—	(7,060)

Loss from discontinued operations of wireless cable television segment	$—	$(136)	$(52)	$(7,523)

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited, Amounts In Thousands Except Per Share Amounts)

8.	CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

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

     The Company has determined that its business segments constitute reporting units, with the exception of the Internet segment, which included two reporting units at the time the Company adopted SFAS 142. Those reporting units were (1) Internet service and (2) IP based private network service. The Company completed the initial step of impairment testing which indicated that goodwill recorded in the local telephone, Internet, and interexchange segments was impaired as of January 1, 2002. Due to the potential impairment, the Company then completed the second step of the test to measure the amount of the impairment. The Company determined the fair value of each reporting unit for purposes of this test primarily by using a discounted cash flow valuation technique. Significant estimates used in the valuation include estimates of future cash flows, both future short-term and long-term growth rates, and the Company’s estimated cost of capital for purposes of arriving at a discount factor. Based on that analysis, a transitional impairment loss of $105,350 was recognized as the cumulative effect of a change in accounting principle in the consolidated statement of operations. The income tax benefit of $39,540 was offset by a valuation allowance.

9.	STOCK INCENTIVE PLANS

     The Company’s employees participate in various plans of ACS Group, which through its Compensation Committee of the Board of Directors, may grant stock options, stock appreciation rights and other awards to officers, employees and non-employee directors. At September 30, 2003, ACS Group has reserved a total of 6,060 shares of authorized common stock for issuance under the plans. The plans terminate in approximately 10 years from the date of adoption and allow forfeited options to be reissued. In general, options under the plans vest ratably over three, four or five years and will have an exercise price Equal to the fair market value of the common stock on the date of grant. The term of options granted under the plan may not exceed 10 years.

Alaska Communications Systems Group, Inc. 1999 Stock Incentive Plan

     ACS Group has reserved 4,910 shares under this plan, which was adopted by the Company in November 1999. At September 30, 2003, 5,712 options have been granted, 2,537 have been forfeited, 441 have been exercised, and 1,735 shares are available for grant under the plan.

Alaska Communications Systems Group, Inc. 1999 Non-Employee Director Stock Compensation Plan

     The non-employee director stock compensation plan was adopted by ACS Group in November 1999. ACS Group has reserved 150 shares under this plan. At September 30, 2003, 110 shares have been awarded and 40 shares are available for grant under the plan. Prior to 2003, directors were required to receive not less than 25% of their annual retainer and meeting fees in the form of ACS Group’s stock, and may have elected to receive up to 100% of director’s compensation in the form of stock. Starting in 2003, directors no longer have the option of receiving stock and receive all of their annual retainer and meeting fees in cash.

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited, Amounts In Thousands Except Per Share Amounts)

9.	STOCK INCENTIVE PLANS (Continued)

Alaska Communications Systems Group, Inc. 1999 Employee Stock Purchase Plan

     This plan was also adopted by ACS Group in November 1999. ACS Group has reserved 1,000 shares under this plan. At September 30, 2003, 547 shares are available for issuance and sale. On June 30, 2003, 87 shares were issued under the plan. The plan will terminate on December 31, 2009. All ACS Group employees and all of the employees of designated subsidiaries generally will be eligible to participate in the purchase plan, other than employees whose customary employment is 20 hours or less per week or is for not more than five months in a calendar year, or who are ineligible to participate due to restrictions under the Internal Revenue Code.

10.	BUSINESS SEGMENTS

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

     Previously, the Company reported its Directories Business as a separate segment. As discussed in Note 5, the Company sold an 87.42% interest in its Directories Business during the second quarter of 2003 and is no longer directly engaged in day-to-day management of that business. Therefore, the Directories Business no longer constitutes a reportable segment. Accordingly, the historical operating results for the Directories Business are included in “All Other” in the accompanying tables.

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

     The following table illustrates selected financial data for each segment as of and for the nine months ended September 30, 2003:

	Local Telephone	Wireless	Internet	Interexchange	All Other	Eliminations	Total

Operating revenue	$162,472	$34,929	$24,416	$15,380	$30,913	$(22,100)	$246,010
Depreciation and amortization	43,115	4,568	7,232	892	10,928	—	66,735
Loss (gain) on disposal of assets and asset impairment charges, net	826	1,947	31,019	12,661	(95,201)		(48,748)
Operating income (loss)	18,748	3,614	(57,032)	(18,253)	125,148	(9)	72,216
Interest expense	355	3	93	192	48,903	—	49,546
Interest income	30	—	—	—	1,055	—	1,085
Equity in earnings of minority investments	—	—	—	—	628	—	628
Income tax provision (benefit)	6,712	1,485	—	—	(8,197)	—	—
Income (loss) from continuing operations	11,712	2,126	(57,125)	(18,445)	74,290	(9)	12,549
Total assets	497,546	81,824	(85,431)	(18,066)	179,738	—	655,611
Capital expenditures	14,994	6,533	4,226	52	6,322	—	32,127

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited, Amounts In Thousands Except Per Share Amounts)

10.	BUSINESS SEGMENTS (Continued)

     Operating revenue disclosed above includes intersegment operating revenue of $21,228 for local telephone, $1,351 for wireless, $1,826 for interexchange and $19,775 for all other. In accordance with SFAS No. 71, intercompany revenue between local telephone and all other segments is not eliminated above.

     The following table illustrates selected financial data for each segment as of and for the nine

	Local Telephone	Wireless	Internet	Interexchange	All Other	Eliminations	Total

Operating revenue	$172,128	$32,455	$14,815	$13,490	$44,096	$(20,248)	$256,736
Depreciation and amortization	41,401	4,134	4,773	1,700	9,682	—	61,690
Operating income (loss)	24,071	3,553	(15,286)	(599)	21,944	(59)	33,624
Interest expense	(627)	3	95	226	36,765	—	36,462
Interest income	2	3	—	2	1,734	—	1,741
Income tax provision (benefit)	10,010	1,452	—	—	(11,462)	—	—
Income (loss) from continuing operations	14,690	2,100	(15,381)	(823)	(1,739)	(59)	(1,212)
Total assets	612,582	103,955	(14,064)	11,250	59,733	—	773,456
Capital expenditures	20,937	8,554	15,583	—	7,485	—	52,559

     Operating revenue disclosed above include intersegment operating revenue of $17,849 for local telephone, $1,350 for wireless, $1,729 for interexchange and $19,803 for all other. In accordance with SFAS No. 71, intercompany revenue between local telephone and all other segments is not eliminated above.

     The following table illustrates selected financial data for each segment as of and for the three months ended September 30, 2003:

	Local Telephone	Wireless	Internet	Interexchange	All Other	Eliminations	Total

Operating revenue	$53,261	$12,611	$8,223	$5,153	$6,674	$(7,700)	$78,222
Depreciation and amortization	14,377	1,639	2,400	(225)	3,853	—	22,044
Loss (gain) on disposal of assets and asset impairment charges, net	529	1,205	31,019	12,661	2,377		47,791
Operating income (loss)	2,777	961	(42,852)	(14,969)	16,199	—	(37,884)
Interest expense	76	1	26	44	21,792	—	21,939
Interest income	29	—	—	—	367	—	396
Equity in earnings of minority investments	—	—	—	—	325	—	325
Income tax provision (benefit)	831	761	—	—	(1,592)	—	—
Income (loss) from continuing operations	1,900	199	(42,878)	(15,013)	(19,131)	—	(74,923)
Total assets	497,546	81,824	(85,431)	(18,066)	179,738	—	655,611
Capital expenditures	6,266	5,991	976	42	1,301	—	14,576

     Operating revenue disclosed above includes intersegment operating revenue of $6,991 for local telephone, $469 for wireless, $697 for interexchange and $6,674 for all other. In accordance with SFAS No. 71, intercompany revenue between local telephone and all other segments is not eliminated above.

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited, Amounts In Thousands Except Per Share Amounts)

10. BUSINESS SEGMENTS (Continued)

     The following table illustrates selected financial data for each segment as of and for the three months ended September 30, 2002:

	Local
	Telephone	Wireless	Internet	Interexchange	All Other	Eliminations	Total

Operating revenue	$52,815	$11,919	$6,422	$4,586	$17,178	$(9,422)	$83,498
Depreciation and amortization	13,926	1,379	1,799	562	4,792	—	22,458
Operating income (loss)	1,126	1,627	(5,354)	(33)	8,565	(22)	5,909
Interest expense	182	1	40	75	12,446	—	12,744
Interest income	1	2	—	2	565	—	570
Income tax provision (benefit)	439	656	—	—	(1,095)	—	—
Income (loss) from continuing operations	506	967	(5,394)	(106)	(2,208)	(22)	(6,257)
Total assets	598,021	107,001	(9,774)	11,429	66,779	—	773,456
Capital expenditures	7,642	3,443	5,484	—	1,436	—	18,005

     Operating revenue disclosed above include intersegment operating revenue of $5,515 for local telephone, $468 for wireless, $711 for interexchange and $9,207 for all other. In accordance with SFAS No. 71, intercompany revenue between local telephone and all other segments is not eliminated above.

11. RELATED PARTY TRANSACTIONS

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

     Fox Paine & Company, the majority stockholder, receives an annual management fee in the amount of one percent of the Company’s net income before interest expense, income taxes and depreciation and amortization, calculated without regard to the fee. The management fee expense for the nine months ended September 30, 2003 and 2002 was $878 and $986, respectively.

     The board of directors approved the payment of a fee equal to 1% of the gross proceeds generated from the sale of the Company’s Directories Business to Fox Paine & Company upon closing such sale, plus expenses in connection with such transaction, including the reimbursement by the Company of the $250 consulting fee and transaction bonus paid to an officer under the agreement described below. The Company paid Fox Paine & Company a fee of $2,095 on May 8, 2003.

     Fox Paine & Company entered into a consulting agreement with an officer of the Company for services rendered for the benefit of the Company related to the sale of the Company’s Directories Business. Under this agreement, the officer was paid a lump sum consulting fee and transaction bonus of $250 in May 2003. As described above, Fox Paine & Company was reimbursed for this expense.

     In August 2003, the board of directors also approved the payment of a fee equal to 1% of the gross proceeds generated from the refinancing of the Company’s debt. The Company paid Fox Paine & Company $3,760 on August 28, 2003.

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited, Amounts In Thousands Except Per Share Amounts)

11. RELATED PARTY TRANSACTIONS (Continued)

     On September 14, 2003, the Company entered into an agreement with a retiring officer to reacquire 267 shares of the ACS Group’s stock owned by the officer in January 2004 at a purchase price per share equal to the highest average closing price of a share of the Company’s stock during any 5-consecutive day trading period in January 2004. The officer will deliver the shares to the Company on January 2, 2004, and the Company will make the repurchase payments to the officer in four equal quarterly installments commencing on March 31, 2004.

     On September 19, 2003, Fox Paine entered into a consulting agreement with an officer of the Company. The consulting term will begin on January 1, 2004 and continue for one year, after which either party may terminate the arrangement. During the consulting term, the officer will advise Fox Paine on and evaluate potential opportunities in the telecommunications industry, and Fox Paine will pay the officer a monthly fee of $20 for these services.

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited, Amounts In Thousands Except Per Share Amounts)

12. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

Condensed Consolidated Balance Sheet
September 30, 2003

	Combined	ACS Holdings		ACS Holdings
	Subsidiaries	Parent Only	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$190	$120,970	$—	$121,160
Restricted cash	—	555	—	555
Accounts receivable-trade, net	15,172	24,298	—	39,470
Accounts receivable-affiliates	202,873	(198,144)	—	4,729
Materials and supplies	10,247	80	—	10,327
Prepayments and other current assets	3,486	2,780	—	6,266

Total current assets	231,968	(49,461)	—	182,507
Investments	—	565,755	(565,755)	—
Property, plant and equipment	947,139	108,663	—	1,055,802
Less: accumulated depreciation	624,688	46,759	—	671,447

Property, plant and equipment, net	322,451	61,904	—	384,355
Goodwill	—	—	38,403	38,403
Intangible assets	22,100	461	—	22,561
Debt issuance costs, net	—	19,312	—	19,312
Deferred charges and other assets	1,765	6,708	—	8,473

Total assets	$578,284	$604,679	$(527,352)	$655,611

Liabilities and Stockholder’s Equity
Current liabilities:
Current portion of long-term obligations	$510	$1,794	$—	$2,304
Accounts payable-affiliates	—	898	—	898
Accounts payable, accrued and other current liabilities	17,394	31,041	—	48,435
Advance billings and customer deposits	8,871	—	—	8,871

Total current liabilities	26,775	33,733	—	60,508
Long-term obligations, net of current portion	5,617	527,994	—	533,611
Deferred income taxes	4,304	(4,304)	—	—
Other deferred credits and long-term liabilities	14,236	14,076	—	28,312
Commitments and contingencies	—	—	—	—
Stockholder’s equity:
Common stock	25	—	(25)	—
Paid in capital in excess of par value	361,124	287,242	(361,124)	287,242
Retained earnings (accumulated deficit)	166,203	(241,537)	(166,203)	(241,537)
Accumulated other comprehensive loss	—	(12,525)	—	(12,525)

Total stockholder’s equity	527,352	33,180	(527,352)	33,180

Total liabilities and stockholder’s equity	$578,284	$604,679	$(527,352)	$655,611

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited, Amounts In Thousands Except Per Share Amounts)

12.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

Condensed Consolidated Balance Sheet
December 31, 2002

	Combined	ACS Holdings		ACS Holdings
	Subsidiaries	Parent Only	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$(73)	$18,638	$—	$18,565
Restricted cash	—	3,440	—	3,440
Accounts receivable-trade, net	28,713	20,107	—	48,820
Accounts receivable-affiliates	34,625	(30,864)	—	3,761
Materials and supplies	11,176	27	—	11,203
Prepayments and other current assets	2,941	3,231	—	6,172
Assets held for sale	261	—	—	261

Total current assets	77,643	14,579	—	92,222
Investments	—	550,964	(550,964)	—
Property, plant and equipment	987,132	103,233	—	1,090,365
Less: accumulated depreciation	588,536	36,740	—	625,276

Property, plant and equipment, net	398,596	66,493	—	465,089
Goodwill	38,821	—	38,404	77,225
Intangible assets	22,237	1,032	—	23,269
Debt issuance costs, net	—	21,130	—	21,130
Deferred charges and other assets	32,278	(6,231)	—	26,047

Total assets	$569,575	$647,967	$(512,560)	$704,982

Liabilities and Stockholder’s Equity
Current liabilities:
Current portion of long-term obligations	$1,312	$4,621	$—	$5,933
Accounts payable-affiliates	—	1,319	—	1,319
Accounts payable, accrued and other current liabilities	18,834	30,646	—	49,480
Advance billings and customer deposits	9,804	—	—	9,804

Total current liabilities	29,950	36,586	—	66,536
Long-term obligations, net of current portion	6,899	579,999	—	586,898
Deferred income taxes	7,673	(7,673)	—	—
Other deferred credits and long-term liabilities	12,493	20,437	—	32,930
Stockholder’s equity:
Common stock	25		(25)	—
Paid in capital in excess of par value	355,574	287,242	(355,574)	287,242
Retained earnings (accumulated deficit)	156,961	(249,738)	(156,961)	(249,738)
Accumulated other comprehensive loss	—	(18,886)	—	(18,886)

Total stockholder’s equity	512,560	18,618	(512,560)	18,618

Total liabilities and stockholder’s equity	$569,575	$647,967	$(512,560)	$704,982

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited, Amounts In Thousands Except Per Share Amounts)

12. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

Condensed Consolidated Statement of Operations
Three Months Ended September 30, 2003

	Combined	ACS Holdings		ACS Holdings
	Subsidiaries	Parent Only	Eliminations	Consolidated

Operating revenue:
Local telephone	$53,261	$—	$—	$53,261
Wireless	12,611	—	(20)	12,591
Internet	8,223	—	—	8,223
Interexchange	5,153	—	(1,006)	4,147
Other	—	6,674	(6,674)	—

Total operating revenue	79,248	6,674	(7,700)	78,222
Operating expense:
Local telephone	35,578	169	(5,587)	30,160
Wireless	8,617	—	(1,072)	7,545
Internet	11,435	—	295	11,730
Interexchange	7,392	—	(1,336)	6,056
Contract termination and asset impairment charges	52,152	2,387	—	54,539
Depreciation and amortization	18,191	3,853	—	22,044
Loss (gain) on disposal of assets	(15,974)	6	—	(15,968)

Total operating expense	117,391	6,415	(7,700)	116,106
Operating income (loss)	(38,143)	259	—	(37,884)
Other income (expense):
Interest expense	(147)	(21,792)	—	(21,939)
Interest income and other	512	(64,131)	48,519	(15,100)

Total other income (expense)	365	(85,923)	48,519	(37,039)

Income (loss) before income taxes	(37,778)	(85,664)	48,519	(74,923)
Income tax expense (benefit)	8,354	(8,354)	—	—

Net income (loss)	$(46,132)	$(77,310)	$48,519	$(74,923)

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited, Amounts In Thousands Except Per Share Amounts)

12. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

Condensed Consolidated Statement of Operations
Three Months Ended September 30, 2002

	Combined	ACS Holdings		ACS Holdings
	Subsidiaries	Parent Only	Eliminations	Consolidated

Operating revenue:
Local telephone	$52,815	$—	$—	$52,815
Wireless	11,919	—	(16)	11,903
Directory	8,360	—	—	8,360
Internet	6,422	—	—	6,422
Interexchange	4,586	—	(588)	3,998
Other	—	8,818	(8,818)	—

Total operating revenue	84,102	8,818	(9,422)	83,498
Operating expense:
Local telephone	36,938	551	(9,521)	27,968
Wireless	8,537	—	(1,096)	7,441
Directory	3,415	—	(7)	3,408
Internet	9,118	—	(362)	8,756
Interexchange	6,120	—	(397)	5,723
Other	29	—	(29)	—
Depreciation and amortization	17,692	4,766	—	22,458
Loss (gain) on disposal of assets	(3)	(145)	1,983	1,835

Total operating expense	81,846	5,172	(9,429)	77,589
Operating income	2,256	3,646	7	5,909
Other income (expense):
Interest expense	(298)	(12,446)	—	(12,744)
Interest income and other	—	(699)	1,277	578

Total other expense	(298)	(13,145)	1,277	(12,166)

Income (loss) before income taxes and and discontinued operations	1,958	(9,499)	1,284	(6,257)
Income tax expense (benefit)	3,106	(3,106)	—	—

Income (loss) from continuing operations	(1,148)	(6,393)	1,284	(6,257)
Loss from discontinued operations, net	(136)	—	—	(136)

Net income (loss)	$(1,284)	$(6,393)	$1,284	$(6,393)

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited, Amounts In Thousands Except Per Share Amounts)

12. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

Condensed Consolidated Statement of Operations
Nine Months Ended September 30, 2003

	Combined	ACS Holdings		ACS Holdings
	Subsidiaries	Parent Only	Eliminations	Consolidated

Operating revenue:
Local telephone	$162,472	$—	$—	$162,472
Wireless	34,929	—	(61)	34,868
Directory	11,631	—	—	11,631
Internet	24,416	—	—	24,416
Interexchange	15,380	—	(2,757)	12,623
Other	—	19,282	(19,282)	—

Total operating revenue	248,828	19,282	(22,100)	246,010
Operating expense:
Local telephone	99,783	603	(16,119)	84,267
Wireless	24,611	—	(2,815)	21,796
Directory	5,359	—	(110)	5,249
Internet	36,976	—	(1,147)	35,829
Interexchange	19,786	—	(1,900)	17,886
Other	9	—	(9)	—
Contract termination and asset impairment charges	52,152	2,387	—	54,539
Depreciation and amortization	55,809	10,926	—	66,735
Loss (gain) on disposal of assets	(112,513)	6	—	(112,507)

Total operating expense	181,972	13,922	(22,100)	173,794

Operating income	66,856	5,360	—	72,216
Other income (expense):
Interest expense	(643)	(48,903)	—	(49,546)
Interest income and other	4,920	(5,799)	(9,242)	(10,121)

Total other income (expense)	4,277	(54,702)	(9,242)	(59,667)

Income (loss) before income taxes and discontinued operations	71,133	(49,342)	(9,242)	12,549
Income tax expense (benefit)	59,452	(59,452)	—	—

Income (loss) from continuing operations	11,681	10,110	(9,242)	12,549
Loss from discontinued operations	(52)	—	—	(52)

Net income (loss)	$11,629	$10,110	$(9,242)	$12,497

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited, Amounts In Thousands Except Per Share Amounts)

12. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

Condensed Consolidated Statement of Operations
Nine Months Ended September 30, 2002

	Combined	ACS Holdings		ACS Holdings
	Subsidiaries	Parent Only	Eliminations	Consolidated

Operating revenue:
Local telephone	$172,128	$—	$—	$172,128
Wireless	32,455	—	(35)	32,420
Directory	25,382	—	—	25,382
Internet	14,815	—	—	14,815
Interexchange	13,490	—	(1,499)	11,991
Other	—	18,714	(18,714)	—

Total operating revenue	258,270	18,714	(20,248)	256,736
Operating expense:
Local telephone	104,223	2,091	(18,093)	88,221
Wireless	23,780	—	(2,451)	21,329
Directory	10,379	—	(13)	10,366
Internet	22,668	—	(764)	21,904
Interexchange	18,345	—	(851)	17,494
Other	72	—	(72)	—
Depreciation and amortization	52,036	9,654	—	61,690
Loss on disposal of assets	125	—	1,983	2,108

Total operating expense	231,628	11,745	(20,261)	223,112
Operating income	26,642	6,969	13	33,624
Other income (expense):
Interest expense	303	(36,765)	—	(36,462)
Interest income and other	6	(4,593)	6,213	1,626

Total other income (expense)	309	(41,358)	6,213	(34,836)

Income (loss) before income taxes, discontinued operations and cumulative effect of change in accounting principle	26,951	(34,389)	6,226	(1,212)
Income tax expense (benefit)	17,607	(17,607)	—	—

Income (loss) from continuing operations	9,344	(16,782)	6,226	(1,212)
Loss from discontinued operations	(7,273)	(250)	—	(7,523)

Income (loss) before cumulative effect of change in accounting principle	2,071	(17,032)	6,226	(8,735)
Cumulative effect of change in accounting principle	(8,297)	(97,053)	—	(105,350)

Net income (loss)	$(6,226)	$(114,085)	$6,226	$(114,085)

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.

Notes to Consolidated Financial Statements, Continued
(Unaudited, Amounts In Thousands Except Per Share Amounts)

12. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

Condensed Consolidated Statement of Cash Flows
Nine Months Ended September 30, 2003

	Combined	ACS Holdings		ACS Holdings
	Subsidiaries	Parent Only	Eliminations	Consolidated

Net cash provided (used) by operating activities	$(128,362)	$178,881	$—	$50,519
Cash Flows from Investing Activities:
Construction and capital expenditures	(23,520)	(6,267)	—	(29,787)
Net proceeds from sale of business	155,268	—	—	155,268
Other investing activities	—	2,894	—	2,894

Net cash provided (used) by investing activities	131,748	(3,373)	—	128,375
Cash Flows from Financing Activities:
Payments on long-term debt	(3,123)	(430,850)	—	(433,973)
Proceeds from issuance of long-term debt	—	375,970	—	375,970
Debt issuance costs	—	(14,000)	—	(14,000)
Dividends	—	(4,296)	—	(4,296)

Net cash provided (used) by financing activities	(3,123)	(73,176)	—	(76,299)
Increase in cash and cash equivalents	263	102,332	—	102,595
Cash and cash equivalents, beginning of the period	(73)	18,638	—	18,565

Cash and cash equivalents, end of the period	$190	$120,970	$—	$121,160

Supplemental Cash Flow Data:
Interest paid	$639	$31,031	$—	$31,670
Income taxes paid	$—	$—	$—	$—
Supplemental Noncash Transactions:
Property acquired under capital leases and mortgages	$2,340	$—	$—	$2,340
Interest rate swap marked to market	$—	$(6,361)	$—	$(6,361)

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited, Amounts In Thousands Except Per Share Amounts)

12. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

Condensed Consolidated Statement of Cash Flows
Nine Months Ended September 30, 2002

	Combined	ACS Holdings		ACS Holdings
	Subsidiaries	Parent Only	Eliminations	Consolidated

Net cash provided (used) by operating activities	$46,694	$2,485	$—	$49,179
Cash Flows from Investing Activities:
Construction and capital expenditures	(43,280)	(6,973)	—	(50,253)
Issuance of note receivable	—	(15,000)	—	(15,000)
Release of funds from escrow	—	3,706	—	3,706

Net cash used by investing activities	(43,280)	(18,267)	—	(61,547)
Cash Flows from Financing Activities:
Payments on long-term debt	(2,245)	(4,529)	—	(6,774)
Dividends	—	(830)	—	(830)

Net cash provided (used) by financing activities	(2,245)	(5,359)	—	(7,604)
Increase (decrease) in cash and cash equivalents	1,169	(21,141)	—	(19,972)
Cash and cash equivalents, beginning of the period	1,239	39,773	—	41,012

Cash and cash equivalents, end of the period	$2,408	$18,632	$—	$21,040

Supplemental Cash Flow Data:
Interest paid	$(284)	$31,080	$—	$30,796
Income taxes paid	$—	$—	$—	$—
Supplemental Noncash Transactions:
Property acquired under capital leases and mortgages	$2,306	$—	$—	$2,306
Interest rate swap marked to market	$—	$3,786	$—	$3,786

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited, Amounts In Thousands Except Per Share Amounts)

13. COMMITMENTS AND CONTINGENCIES

     The Company is involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business. The Company believes that the disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

     A class action lawsuit was filed against the Company on March 14, 2001. The litigation alleges various contract and tort claims concerning the Company’s decision to terminate its Infinite Minutes long distance plan. The Company believes this suit is without merit and intends to vigorously defend its position. The actual number of plaintiffs remain undetermined nor are the claims that will actually be in dispute been resolved.

     On July 15, 2002 the Company fulfilled a commitment to Neptune Communications, L.L.C. (“Neptune”) to provide a loan for the aggregate principal amount of $15,000 in return for certain consideration. The Company has an agreement that enables it to purchase additional fiber optic capacity in future years from Neptune, the expenditures for which are expected to be significant and may exceed $25,000 over the next four years. While the Company has an agreement with Neptune, certain material terms of the agreement remain subject to continued renegotiation. The significant provisions of this agreement are: i) purchase commitments by the Company for capacity in 2005 and 2007, the final price and quantity of which are subject to future events, ii) Neptune’s restoration of the Company’s traffic carried on another cable system, iii) and specific interconnection arrangements between the Company and Neptune, should the Company exercise its option to purchase certain network assets from Neptune. The Company is currently negotiating open elements of its agreement with Neptune and renegotiating other terms and conditions of the agreement. It is impossible to determine the ultimate outcome of these negotiations at this time. The loan was written down to its estimated net realizable value during the quarter ended September 30, 2003 as described in Note 6.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS AND ANALYSTS’ REPORTS

     This Form 10-Q and future filings by the Company on Forms 10-K, 10-Q and 8-K and future oral and written statements by the Company and its management may include, certain “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995, including (without limitation) statements with respect to anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, pricing plans, acquisition and divestitive opportunities, business prospects, strategic alternatives, business strategies, regulatory and competitive outlook, investment and expenditure plans, financing needs and availability, and other similar forecasts and statements of expectation. Words such as “aims,” “anticipates,” “believes,” “could,” “estimates,” “expects,” “hopes,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” and “will,” and variations of these words and similar expressions, are intended to identify these forward-looking statements. These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and its present expectations or projections. Forward-looking statements by the Company and its management are based on estimates, projections, beliefs and assumptions of management and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information, or otherwise.

     Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of important factors. Examples of these factors include (without limitation) rapid technological developments and changes in the telecommunications industries; ongoing deregulation (and the resulting likelihood of significantly increased price and product/service competition) in the telecommunications industry as a result of the Telecommunications Act of 1996 (the “1996 Act”) and other similar federal and state legislation and the federal and state rules and regulations enacted pursuant to that legislation; regulatory limitations on the Company’s ability to change its pricing for communications services; the possible future unavailability of SFAS No. 71, Accounting for the Effects of Certain Types of Regulation, to the Company’s local telephone subsidiaries; and possible changes in the demand for the Company’s products and services. In addition to these factors, actual future performance, outcomes and results may differ materially because of other, more general, factors including (without limitation) changes in general industry and market conditions and growth rates; changes in interest rates or other general national, regional or local economic conditions; governmental and public policy changes; changes in accounting policies or practices adopted voluntarily or as required by accounting principles generally accepted in the United States of America; and the continued availability of financing in the amounts, at the terms and on the conditions necessary to support the Company’s future business.

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

     On May 8, 2003, the Company completed the sale of a majority interest (87.42%) in its Directories Business. Subsequently, on August 27, 2003, the Company was released from a lockup agreement relating to the remaining interest in the Directories Business and the Company disposed of substantially all of its remaining interest in the Directories Business through the exercise of its right to convert 99.23% of its then remaining 12.58% interest in the Directories Business to 2,500 units of the ACS Media Income Fund, which were then sold in an underwritten offering. As a result of this transaction, the Company now owns less than 0.1% of the Directories Business. See Note 5, Gain on Disposal of Assets, in the footnotes to the financial statements for additional information on this transaction.

     Local Telephone - Basic local service is generally provided at a flat monthly rate and allows the user to place unlimited calls within a defined local calling area. Access revenues are generated in part by billing interexchange carriers for access to the LEC’s local network and its customers and in part by billing the local customers themselves. Universal service revenues are a subsidy paid to rural LECs to support the high cost of providing service in rural markets. Other service revenue is generated from ancillary services and enhanced services.

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

     Wireless - The Company is one of the largest statewide providers of wireless services in Alaska, currently serving approximately 84,000 subscribers. Its wireless network covers over 478,000 residents, including all major population centers and highway corridors. The Company operates a TDMA digital network in substantially all of its service areas, and intends to upgrade this network to a new generation of digital network known as CDMA.

     Internet - The Company is the second largest provider of Internet access services in Alaska with approximately 45,000 customers. The Company offers dial-up and dedicated digital subscriber line (“DSL”) Internet access to its customers. The Company is a single source provider of advanced IP based private networks in Alaska.

     Interexchange - The Company provides switched and dedicated long distance services to approximately 43,500 customers in Alaska. The traffic from these customers is carried over the Company’s owned or leased facilities.

RECENT DEVELOPMENTS

     On September 15, 2003, the Company announced the appointment of Liane Pelletier as CEO and President and the retirement of Charles E. Robinson as CEO effective October 6, 2003. Ms. Pelletier, who also joined our Board of Directors, joined ACS after spending 17 years at Sprint Corporation, most recently as a member of the Executive Management Committee and as Chief Integration Officer. Ms. Pelletier’s position consolidates Mr. Robinson’s day-to-day responsibilities and those of Wesley E. Carson, who left in May 2003 to be CEO of the Directories Business. Mr. Robinson, a 45-year telecom industry veteran who founded ACS in 1999, will remain as Chairman until the end of the year but is retiring from day-to-day management of the Company. The Company also announced on November 6, 2003 the appointment of David C. Eisenberg to its management team. Mr. Eisenberg, also a former Sprint Corporation executive, joined ACS effective November 3, 2003 in the position of Sr. Vice President, Corporate Strategy and Development.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

     All amounts are discussed at the consolidated level after the elimination of intercompany revenue and expense.

     Operating Revenue

     Operating revenue decreased $5.3 million, or 6.3%, for the three months ended September 30, 2003 compared to the three months ended September 30, 2002. Local telephone, wireless, Internet and interexchange revenue all increased compared to the corresponding period of 2002.

     Local Telephone

     Local telephone revenue, which consists of local network service, network access revenue and deregulated and other revenue, increased $0.4 million, or 0.8%, for the three months ended September 30, 2003 compared to the same period in 2002. The following table summarizes the Company’s consolidated local telephone revenue by category.

	Three Months Ended September 30,

	2003	2002

	(In Thousands)
Local telephone revenue:
Local network	$24,022	$24,186
Network access	23,750	23,862
Deregulated and other	5,489	4,767

Total local telephone revenue	$53,261	$52,815

The following table summarizes the Company’s local telephone access lines.

	As of September 30,

	2003	2002

Retail	224,744	241,583
Wholesale	18,795	25,074
Unbundled network elements - loop (UNE - L)	67,542	60,504
Unbundled network elements - platform (UNE - P)	4,907	—

Total local telephone access lines	315,988	327,161

     The local network service component of local telephone revenue was $24.0 million for the three months ended September 30, 2003 compared with $24.2 million for the three months ended September 30, 2002. Revenue decreased $0.2 million or 0.7% from the prior year. This decrease reflects the net effect of retail market share losses offset by increases in unbundled network element revenue and local private line revenue and decreased uncollectible revenue.

     The Company continued to experience loss of retail market share for local network service in its Anchorage, Fairbanks and Juneau service areas during the year. Generally, when the Company loses a retail local network service line to a competitor, it continues to provide the line to the competitor on a wholesale basis at reduced revenue per line. Management believes that the continuing loss of market share it has experienced in certain of its markets is partially attributable to below cost interconnection rates mandated by the RCA for UNEs. During the first quarter of 2000, the Company reopened interconnection proceedings for its Anchorage market and in the second quarter of 2001, filed for an interim and refundable UNE rate increase of approximately $10 per month per loop. On October 25, 2001, the RCA granted ACSA an interim and refundable UNE rate increase of $1.07, increasing the UNE rates from $13.85 to $14.92. The interim and refundable rate increase was implemented in November 2001 and generated approximately $0.7 million in additional revenue during the calendar year 2002. The Company expects the RCA to hold hearings during November 2003 and adjudicate final Anchorage UNE rates during 2004.

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

     In October 2001, the Company filed for increased interim and refundable local service rates in its Anchorage market in order to expedite a partial recovery of the total revenue deficiency. On November 15, 2001, the RCA approved an interim and refundable rate increase for ACSA of 24% for certain services. This interim and refundable rate increase was implemented in November 2001 and generated approximately $4.2 million in additional revenue in calendar year 2002. On December 16, 2002, the RCA reopened the revenue requirement phase of the hearing for ACSA to take additional testimony regarding ACSA’s service lives. The RCA corrected the length of the service lives at issue, increasing the amount by which ACSA is under earning. The Company expects the RCA to continue to hold hearings during 2003 and to adjudicate final local service rates during 2004.

     On March 25, 2003, the RCA issued an order approving new revenue requirements for ACSF, ACSAK, and ACSN. The RCA found over earnings by ACSF and ACSN and under earnings by ACSAK. In compliance with RCA orders, ACSF, ACSAK, ACSN have filed cost of service and rate design studies, and supporting testimony, consistent with the RCA revenue requirements orders. Final rates are expected in 2004.

     Network access revenue decreased from $23.9 million for the three months ended September 30, 2002 to $23.8 million for the same period in 2003. Network access revenues are based on a regulated return on rate base and recovery of allowable expenses associated with the origination and termination of toll calls for the Company’s retail and resale customers. The decrease in network access revenues of $0.1 million compared to the corresponding period in 2002 is due primarily to updated access studies. Management expects that network access revenues will generally be on a declining trend for the foreseeable future.

     Deregulated and other revenue, which increased to $5.5 million compared to $4.8 million in the prior year, consists principally of B&C services, space and power rents, deregulated equipment sales, paystation revenue, regulated directory listing revenue, and other miscellaneous telephone revenue. The increase of $0.7 million is due to an increase in B&C and rent revenue offset by a decrease in deregulated equipment sales and paystation revenue.

     Wireless

     Wireless revenue increased $0.7 million, or 5.8%, to $12.6 million for the three months ended September 30, 2003 compared to $11.9 million for the three months ended September 30, 2002. This increase was due to a growth in average subscribers of 2.6% from 81,334 in 2002 to 83,444 in 2003. Subscriber average minutes of use also increased from 227 minutes in 2002 to 256 minutes in 2003. Primarily as a result of increased minutes of use, the monthly average revenue per unit, or ARPU, increased to $50.30 in 2003 compared to $48.78 during 2002.

     Internet

     Internet revenue increased from $6.4 million in 2002 to $8.2 million in 2003, an increase of $1.8 million, or 28.0%. This increase is primarily due to revenue associated with the Company’s contract with the State of Alaska. Internet also experienced growth in DSL subscribers of 47.5% from 11,045 in 2002 to 16,294 in 2003.

     On September 15, 2003, the Company received notification from the State of Alaska that it intended to terminate a five year Telecommunications Services Partnering Agreement with the Company and disentangle. Subsequently, the Company and the State negotiated and agreed to a definitive Settlement Agreement and Mutual Release effective October 14, 2003, outlining the terms of disentanglement between the parties. The Company anticipates that revenue for this segment will decrease in future periods as disentanglement occurs under the agreement.

     Interexchange

     Interexchange revenue increased from $4.0 million in 2002 to $4.1 million in 2003. Long distance subscribers decreased from 67,230 in 2002 to 43,499 in 2003. The decrease in subscribers was substantially due to database grooming to remove approximately 20,000 non-revenue generating inactive subscribers from the subscriber list in connection with the conversion of long distance billing from an outside service bureau to an in-house system during the first and second quarters of 2003. The average revenue per unit, or ARPU, increased to $31.49 in 2003 compared to $20.16 during 2002 and total minutes of use increased from 38.7 million in 2002 to 39.0 million in 2003.

     Operating Expense

     Operating expense increased $38.5 million from $77.6 million for the three months ended September 30, 2002 to $116.1 million for the three months ended September 30, 2003. Operating expenses for 2003 includes $54.5 million of contract termination and asset impairment charges and a gain on disposal of assets of $16.0 million. Not including these items, operating expenses was relatively flat with the prior year. Depreciation and amortization associated with the operation of each of the Company’s segments has been included in total depreciation and amortization.

     Local Telephone

     The components of local telephone expense are plant specific operations, plant non-specific operations, customer operations, corporate operations and property and other operating tax expense. Local telephone expense increased to $30.2 million for the three months ended September 30, 2003 from $28.0 million for the three months ended September 30, 2002. The increase in local telephone expense was substantially attributable to executive recruiting and retirement costs and prior years’ federal universal service charges recorded during the third quarter of 2003.

     Wireless

     Wireless expense increased $0.1 million from $7.4 million for the three months ended September 30, 2002 to $7.5 million for the three months ended September 30, 2003.

     Internet

     Internet expense increased by $3.0 million, or 34.0%, from $8.8 million in 2002 to $11.7 million in 2003. The increase in Internet expense was due principally to operating costs associated with providing services under the State of Alaska telecommunications contract. On September 15, 2003, the Company received notification from the State of Alaska that it intended to terminate a five year Telecommunications Services Partnering Agreement with the Company and disentangle. Subsequently, the Company and the State negotiated and agreed to a definitive Settlement Agreement and Mutual Release effective October 14, 2003, outlining the terms of disentanglement between the parties. The Company anticipates expense for this segment to decline as it completes the disentanglement of these services under the contract.

     Interexchange

     Interexchange expense increased by $0.4 million, or 5.8%, to $6.1 million for the quarter ended September 30, 2003 from $5.7 million for the quarter ended September 30, 2002.

     Contract termination and asset impairment charges

     During the quarter ended September 30, 2003, the Company recorded $54.5 million in contract termination and asset impairment charges. These charges resulted from (1) the termination of the TPA with the State of Alaska and (2) an impairment of fiber optic indefeasible rights of use and IP network and service center assets resulting from the termination of the TPA as well as changes in the communications industry and the economy. The following table itemizes the components of the contract termination and asset impairment charges (in thousands).

Contract termination charges:
Contract termination payment	$3,448
Loss on disposal of assets	5,648
Accounts receivable and working capital write-downs	3,256

Total contract termination charges	12,352
Asset impairment charges	42,187

Total contract termination and asset impairment charges	$54,539

     See Note 4 to the financial statements for a description of each element of the contract termination and asset impairment charges.

     Depreciation and Amortization

     Depreciation and amortization expense decreased $0.4 million, or 1.8% from $22.5 million in 2002 to $22.0 million in 2003.

     Loss (gain) on disposal of assets

     On August 27, 2003, the Company was released from a lockup agreement relating to the remaining interest in the Directories Business and the Company disposed of substantially all of its remaining interest in the Directories Business through the exercise of its right to convert 99.23% of its then remaining 12.58% interest in the Directories Business to 2.5 million units of the ACS Media Income Fund, which were then sold in an underwritten offering. The transaction settled on September 4, 2003, generating $17.2 million in net proceeds and a gain on disposition of $15.9 million. As a result of this transaction, the Company now owns less than 0.1% of the Directories Business.

     The Company also recorded a non-cash loss on the disposal of assets of $1.8 million during the quarter ended September 30, 2002 as a result of retiring certain assets no longer in use.

     Interest Expense and Interest Income and Other

     Interest expense increased to $21.9 million for the three months ended September 30, 2003 compared to $12.7 million for the three months ended September 30, 2002. As a result of the early extinguishments of outstanding debt of $320.7 million during the quarter ended September 30, 2003, $9.7 million of debt issuance cost was charged to interest expense. After consideration of this item, the decrease in interest expense is the result of market interest rate effects on the Company’s variable interest rate debt. Interest income and other decreased by $15.7 million to an expense of $15.1 million for the three months ended September 30, 2003 compared to income of $0.6 million for the three months ended September 30, 2002, substantially due to a $15.9 million non-operating impairment loss on a note receivable as described in Note 6 to the financial statements attached hereto.

     Income Taxes

     The Company has provided a valuation allowance for the full income tax benefit resulting from the consolidated losses it has incurred since May 14, 1999, the date of the acquisition of substantially all of its operations.

     Discontinued Operations

     On March 30, 2002, the Company’s management approved a plan to offer for sale its wireless cable television service segment. As a result of this decision, the operating revenue and expense of this segment have been classified as discontinued operations under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, for all periods presented and the assets and liabilities of the disposal group have been written down to their fair value, net of expected selling expense. The results of operations of this discontinued segment resulted in a charge to discontinued operations of $0.1 million for the three months ended September 30, 2002. The Company has fully reserved in the form of a valuation allowance the income tax benefit resulting from this discontinuance. The Company completed its disposal of its wireless cable television segment as of March 31, 2003.

     Net Income (Loss)

     The change in net income is primarily a result of the factors discussed above.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

     All amounts are discussed at the consolidated level after the elimination of intercompany revenue and expense.

     Operating Revenue

     Operating revenue decreased $10.7 million, or 4.2%, for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. Wireless, Internet and interexchange revenue increased compared to the corresponding period of 2002, while local telephone revenue decreased compared to the corresponding period of 2002.

     Local Telephone

     Local telephone revenue, which consists of local network service, network access revenue and deregulated and other revenue, decreased $9.7 million, or 5.6%, for the nine months ended September 30, 2003 compared to the same period in 2002. The following table summarizes the Company’s consolidated local telephone revenue by category.

	Nine Months Ended
	September 30,

	2003	2002

	(In Thousands)
Local telephone revenue:
Local network	$73,370	$74,870
Network access	73,951	83,827
Deregulated and other	15,151	13,431

Total local telephone revenue	$162,472	$172,128

The following table summarizes the Company’s local telephone access lines.

	As of September 30,

	2003	2002

Retail	224,744	241,583
Wholesale	18,795	25,074
Unbundled network elements - loop (UNE - L)	67,542	60,504
Unbundled network elements - platform (UNE - P)	4,907	—

Total local telephone access lines	315,988	327,161

     The local network service component of local telephone revenue was $73.4 million for the nine months ended September 30, 2003 compared with $74.9 million for the nine months ended September 30, 2002. Revenue decreased $1.5 million or 2.0% from the prior year. This decrease reflects the net effect of retail market share losses offset by increases in unbundled network element revenue and local private line revenue and decreased uncollectible revenue

     The Company continued to experience loss of retail market share for local network service in its Anchorage, Fairbanks and Juneau service areas during the year. Generally, when the Company loses a retail local network service line to a competitor, it continues to provide the line to the competitor on a wholesale basis at reduced revenue per line. Management believes that the continuing loss of market share it has experienced in certain of its markets is partially attributable to below cost interconnection rates mandated by the RCA for UNEs. During the first quarter of 2000, the Company reopened interconnection proceedings for its Anchorage market and in the second quarter of 2001, filed for an interim and refundable UNE rate increase of approximately $10 per month per loop. On October 25, 2001, the RCA granted ACSA an interim and refundable UNE rate increase of $1.07, increasing the UNE rates from $13.85 to $14.92. The interim and refundable rate increase was implemented in November 2001 and generated approximately $0.7 million in additional revenue for the calendar year 2002. The Company expects the RCA to hold hearings during November 2003 and adjudicate final Anchorage UNE rates during 2004.

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

     In October 2001, the Company filed for increased interim and refundable local service rates in its Anchorage market in order to expedite a partial recovery of the total revenue deficiency. On November 15, 2001, the RCA approved an interim and refundable rate increase for ACSA of 24% for certain services. This interim and refundable rate increase was implemented in November 2001 and generated approximately $4.2 million in additional revenue for the calendar year 2002. On December 16, 2002, the RCA reopened the revenue requirement phase of the hearing for ACSA to take additional testimony regarding ACSA’s service lives. The RCA corrected the length of the service lives at issue, increasing the amount by which ACSA is under earning. The Company expects the RCA to continue to hold hearings during 2003 and to adjudicate final local service rates during 2004.

     On March 25, 2003, the RCA issued an order approving new revenue requirements for ACSF, ACSAK, and ACSN. The RCA found over earnings by ACSF and ACSN and under earnings by ACSAK. In compliance with RCA orders, ACSF, ACSAK, ACSN have filed cost of service and rate design studies, and supporting testimony, consistent with the RCA revenue requirements orders. Final rates are expected in 2004.

     Network access revenue decreased from $83.8 million in 2002 to $74.0 million for 2003. During the second quarter of 2002, the Company recognized as revenue $11.1 million of previously deferred interstate access revenues related to a dispute on interstate access rates for the Anchorage market based on a favorable ruling by the District of Columbia Court of Appeals. Network access revenues are based on a regulated return on rate base and recovery of allowable expenses associated with the origination and termination of toll calls for the Company’s retail and resale customers. After consideration of the revenue recognized as a result of the favorable ruling by the court, the increase in network access revenues of $1.3 million compared to the corresponding period in 2002 is due primarily to updated access studies. Management expects that network access revenues will generally be on a declining trend for the foreseeable future.

     Deregulated and other revenue, which increased to $15.2 million compared to $13.4 million in the prior year, consists principally of B&C services, space and power rents, deregulated equipment sales, paystation revenue, regulated directory listing revenue, and other miscellaneous telephone revenue. The increase in deregulated and other revenue of $1.8 million is primarily due to an increase in B&C and rent revenue offset by a decrease in deregulated equipment sales and paystation revenue.

     Wireless

     Wireless revenue increased $2.4 million, or 7.6%, to $34.9 million for the nine months ended September 30, 2003 compared to $32.4 million for the nine months ended September 30, 2002. This increase was due to a growth in average subscribers of 2.8% from 80,840 in 2002 to 83,107 in 2003. Subscriber average minutes of use also increased from 202 minutes in 2002 to 229 minutes in 2003. Primarily as a result of increased minutes of use, the monthly average revenue per unit, or ARPU, increased to $46.62 in 2003 compared to $44.56 during 2002.

     Internet

     Internet revenue increased from $14.8 million in 2002 to $24.4 million in 2003 — an increase of $9.6 million, or 64.8%. This increase is primarily due to revenue associated with the Company’s contract with the State of Alaska and approximately $1.2 million of this increase was earned in the prior year but could not be estimated and therefore was not recorded until the current year. Internet also experienced growth in DSL subscribers of 47.5% from 11,045 in 2002 to 16,294 in 2003.

     On September 15, 2003, the Company received notification from the State of Alaska that it intended to terminate a five year Telecommunications Services Partnering Agreement with the Company and disentangle. Subsequently, the Company and the State negotiated and agreed to a definitive Settlement Agreement and Mutual Release effective October 14, 2003, outlining the terms of disentanglement between the parties. The Company anticipates that revenue for this segment will decrease in future periods as disentanglement occurs under the agreement.

     Interexchange

     Interexchange revenue increased $0.6 million from $12.0 million in 2002 to $12.6 million in 2003. Long distance subscribers decreased from 67,230 in 2002 to 43,499 in 2003. The decrease in subscribers was substantially due to database grooming to remove approximately 20,000 non-revenue generating inactive subscribers from the subscriber list in connection with the conversion of long distance billing from an outside service bureau to an in-house system during the first and second quarters of 2003. The average revenue per unit, or ARPU, increased to $24.71 in 2003 compared to $20.04 during 2002 and total minutes of use decreased from 115.5 million in 2002 to 113.5 million in 2003.

     Operating Expense

     Operating expense decreased $49.3 million, or 22.1%, from $223.1 million for the nine months ended September 30, 2002 to $173.8 million for the nine months ended September 30, 2003. Operating expenses for 2003 includes $54.5 million of contract termination and asset impairment charges and a gain on disposal of assets of $112.5 million. Depreciation and amortization associated with the operation of each of the Company’s segments has been included in total depreciation and amortization.

     Local Telephone

     The components of local telephone expense are plant specific operations, plant non-specific operations, customer operations, corporate operations and property and other operating tax expense. Local telephone expense decreased to $84.3 million for the nine months ended September 30, 2003 from $88.2 million for the nine months ended September 30, 2002. The decrease in local telephone expense was substantially attributable to cost reductions achieved as a result of the Company’s restructuring plan adopted in June of 2002. In the second quarter of 2002, there were $2.2 million in costs related primarily to severance and restructuring charges and rate case expenses.

     Wireless

     Wireless expense increased $0.5 million, or 2.2%, for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. This increase is due substantially to an increase in roaming minutes of use over the prior year. As a percentage of revenue, wireless expense decreased from 65.8% in 2002 to 62.5% in 2003.

     Internet

     Internet expense increased by $13.9 million, or 63.6%, from $21.9 million in 2002 to $35.8 million in 2003. The increase in Internet expense was due principally to transition expenses and operating costs associated with providing services under the State of Alaska telecommunications contract. State of Alaska contract related expense totaling $1.5 million was incurred in the previous year but was recorded in the current year as it was the first point in which the expense could be matched to the associated revenue, as discussed above in Internet revenue. As a percentage of revenue, Internet expense decreased from 147.9% in 2002 to 146.7% in 2003. On September 15, 2003, the Company received notification from the State of Alaska that it intended to terminate a five year Telecommunications Services Partnering Agreement with the Company and disentangle. Subsequently, the Company and the State negotiated and agreed to a definitive Settlement Agreement and Mutual Release effective October 14, 2003, outlining the terms of disentanglement between the parties. The Company anticipates expense for this segment to level decline as it completes the disentanglement of these services under the contract.

     Interexchange

     Interexchange expense increased $0.4 million from $17.5 million in 2002 to $17.9 million in 2003. As a percentage of revenue, interexchange expense decreased from 145.9% in 2002 to 141.7% in 2003. The Company converted its long distance billing from an outside service bureau to an in-house system during the first quarter of 2003. This billing conversion is expected to result in annual cost savings of approximately $0.6 million and improved customer service.

     Contract termination and asset impairment charges

     During the quarter ended September 30, 2003, the Company recorded $54.5 million in contract termination and asset impairment charges. These charges resulted from (1) the termination of the TPA with the State of Alaska and (2) an impairment of fiber optic indefeasible rights of use and IP network and service center assets resulting from the termination of the TPA as well as changes in the communications industry and the economy. The following table itemizes the components of the contract termination and asset impairment charges (in thousands).

Contract termination charges:
Contract termination payment	$3,448
Loss on disposal of assets	5,648
Accounts receivable and working capital write-downs	3,256

Total contract termination charges	12,352
Asset impairment charges	42,187

Total contract termination and asset impairment charges	$54,539

     See Note 4 to the financial statements for a description of each element of the contract termination and asset impairment charges.

     Depreciation and Amortization

     Depreciation and amortization expense increased $5.0 million, or 8.2%, due principally to increases in plant in service and to the adoption of shorter depreciable lives for certain classes of assets compared to the corresponding period of 2002. Management adopted the higher depreciation rates on these classes of assets as a result of an evaluation of the expected useful lives of its underlying assets, primarily in its regulated local telephone segment.

     Loss (gain) on disposal of assets

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

     Subsequently on August 27, 2003, the Company was released from a lockup agreement relating to the remaining interest in the Directories Business and the Company disposed of substantially all of its remaining interest in the Directories Business through the exercise of its right to convert 99.23% of its then remaining 12.58% interest in the Directories Business to 2.5 million units of the ACS Media Income Fund, which were then sold in an underwritten offering. The transaction settled on September 4, 2003, generating $17.2 million in net proceeds and a gain on disposition of $15.9 million. As a result of this transaction, the Company now owns less than 0.1% of the Directories Business.

     The Company recorded a non-cash loss on the disposal of certain fixed assets of $1.0 million during 2003, the majority of which were wireless assets. The Company recorded a non-cash loss on the disposal of $2.1 million during 2002 as a result of retiring certain assets no longer in use.

     Interest Expense and Interest Income and Other

     Interest expense increased to $49.5 million for the nine months ended September 30, 2003 compared to $36.5 million for the nine months ended September 30, 2002. As a result of the early extinguishments of outstanding debt of $106.7 million during second quarter of 2003 and the refinancing of $320.7 million during the third quarter of 2003, $13.1 million of debt issuance cost was charged to interest expense. During the second quarter of 2002, the Company reversed $1.7 million of previously accrued interest expense as a result of a favorable ruling by the District of Columbia Court of Appeals related to a dispute on interstate access rates for the Anchorage market. After consideration of these items, the decrease in interest expense is the result of market interest rate effects on the Company’s variable interest rate debt. Interest income and other decreased to $10.1 million of expense for the nine months ended September 30, 2003 compared to $1.6 million of income for the nine months ended September 30, 2002, substantially due to a $15.9 million non-operating impairment loss on a note receivable offset by the $4.3 million gain on foreign exchange on the directory transactions.

     Income Taxes

     The Company has provided a valuation allowance for the full income tax benefit resulting from the consolidated losses it has incurred since May 14, 1999, the date of the acquisition of substantially all of its operations.

     Discontinued Operations

     On March 30, 2002, the Company’s management approved a plan to offer for sale its wireless cable television service segment. As a result of this decision, the operating revenue and expense of this segment have been classified as discontinued operations under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, for all periods presented and the assets and liabilities of the disposal group have been written down to their fair value, net of expected selling expense. The results of operations of this discontinued segment resulted in a charge to discontinued operations of $52 thousand and $7.5 million for the nine months ended September 30, 2003 and 2002, respectively. The Company has fully reserved in the form of a valuation allowance the income tax benefit resulting from this discontinuance. The Company completed its disposal of its wireless cable television segment as of March 31, 2003.

     Cumulative Effect of Change in Accounting Principle

     Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill be tested for impairment at the reporting unit level upon adoption and at least annually thereafter, utilizing a two-step methodology. The transitional review for goodwill impairment required under SFAS No. 142 indicated that goodwill recorded in the local telephone, Internet and interexchange segments was impaired as of January 1, 2002. Accordingly, the Company measured and recognized in the first quarter of 2002 a transitional impairment loss of $105.4 million as the cumulative effect of a change in accounting principle in the consolidated statement of operations. The income tax benefit of $39.5 million was offset by a valuation allowance. See Note 8 “Cumulative Effect of Change in Accounting Principle” in the Notes to Consolidated Financial Statements included elsewhere in this 10-Q for additional discussion of the this statement.

     Net Income (Loss)

     The change in net income (loss) is primarily a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has satisfied its operational and capital cash requirements primarily through internally generated funds, the sale of its Parent’s stock, the sale of its directory business, and debt financing. For the nine months ended September 30, 2003, the Company’s cash flows from operating activities were $50.5 million. At September 30, 2003, the Company had approximately $122.0 million in net working capital, including $121.2 million in unrestricted cash. As of September 30, 2003, the Company had $50.0 million of remaining capacity under its revolving credit facility, representing 100% of available capacity.

     The Company has outstanding a $200.0 million bank credit agreement (“Senior Credit Facility”), $150.0 million in 9.375% senior subordinated notes due 2009 and $182.0 million in 9.875% senior notes due 2011 representing substantially all of the Company’s long-term debt of $535.9 million as of September 30, 2003. In addition, $17.3 million in senior discount debentures are recorded at ACS Group and are collateralized by substantially all assets of the Company. Interest on the Company’s senior subordinated notes, senior notes and ACS Group’s senior discount debentures is payable semiannually. Interest on borrowings under the Senior Credit Facility is payable monthly, bi-monthly, quarterly or semi-annually at the Company’s option. The Senior Credit Facility requires $500,000 quarterly principal payments that commence on March 31, 2004, with the balance due in 2010. The Senior Credit Facility contains a number of restrictive covenants and events of default, including covenants limiting capital expenditures, incurrence of debt, and the payment of dividends, and requires the Company to achieve certain financial ratios. The Company is in compliance with all of its debt covenants.

     The Company employs an interest rate hedge transaction, which fixes at 5.99% the underlying variable rate on $217.5 million of the borrowings under the Senior Credit Facility, expiring in June 2004. The underlying variable rate for the Senior Credit Facility is based on the London Interbank Offer Rate (“LIBOR”), which is adjusted at each monthly, quarterly or semi-annual rollover date.

     On July 15, 2002 the Company fulfilled a commitment to Neptune to provide a loan for the aggregate principal amount of $15 million in return for certain consideration. The Company has an agreement that enables it to purchase additional fiber optic capacity in future years from Neptune, the expenditures for which are expected to be significant and may exceed $25 million over the next four years. While the Company has an agreement with Neptune, certain material terms of the agreement remain subject to continued renegotiation. The significant provisions of this agreement are: i) purchase commitments by the Company for capacity in 2005 and 2007, the final price and quantity of which are subject to future events, ii) Neptune’s restoration of the Company’s traffic carried on another cable system, iii) and specific interconnection arrangements between the Company and Neptune, should the Company exercise its option to purchase certain network assets from Neptune. The Company is currently negotiating open elements of its agreement with Neptune and renegotiating other terms and conditions of the agreement. It is impossible to determine the ultimate outcome of these negotiations at this time. The loan was written down to its estimated fair value during the quarter ended September 30, 2003 as described in Note 6 of the financial statements attached hereto.

     The local telephone network requires the timely maintenance of plant and infrastructure. The Company’s historical capital expenditures have been significant. The construction and geographic expansion of the Company’s wireless network has required significant capital. The implementation of the Company’s interexchange network and data services strategy is also capital intensive. The Company anticipates capital spending of between $45 million and $50 million for 2003, and has spent $32.1 million in the nine months ended September 30, 2003, including property acquired under a mortgage of $2.3 million. The Company intends to fund its future capital expenditures with cash on hand, through internally generated cash flows, and if necessary, through borrowings under the revolving credit facility.

     On May 8, 2003 the Company completed the sale of a majority interest in the newly formed ACS Media, LLC (the “Directories Business”) to the ACS Media Income Fund (the “Fund”). The Fund sold 17.5 million units on May 8, 2003 for net proceeds of $110.4 million, after deducting its underwriters’ fees and transaction expenses of $10.2 million. The Fund’s net proceeds were used to acquire from the Company an 87.42% interest in the Directories Business. The Company received net proceeds of $105.1 million after deducting its fees and expenses associated with the transaction of $5.3 million.

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

     Subsequently, on August 27, 2003, the Company was released from a lockup agreement relating to the remaining interest in the Directories Business and the Company disposed of substantially all of its remaining interest in the Directories Business through the exercise of its right to convert 99.23% of its then remaining 12.58% interest in the Directories Business to 2.5 million units of the ACS Media Income Fund, which were then sold in an underwritten offering. The transaction settled on September 4, 2003, generating $17.1 in net proceeds.

     During the first quarter of 2003, the Company’s lenders approved an amendment and waiver to its Senior Credit Facility that, among other things, permitted the Company to sell its directory business and required that in the event the sale was completed, 75% of proceeds would be used to repay outstanding Senior Credit Facility term loans. This amendment and waiver became effective on May 8, 2003, and on May 13, 2003, the Company paid down $106.7 million of the outstanding Senior Credit Facility term loans.

     On August 26, 2003, the Company completed the refinancing of its Senior Credit Facility term loans. The Company entered into a new $250.0 million Senior Credit Facility consisting of a term loan facility in an aggregate principal amount of $200.0 million and an undrawn revolving credit facility in an aggregate principal amount of $50.0 million. The Company simultaneously issued $182.0 million aggregate principal amount of 9 7/8% senior unsecured notes due 2011 at an issue price of approximately 96.7% for net proceeds of $176.0 million. From these proceeds, the Company paid off $320.7 million of its then existing credit facility.

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

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Among the significant estimates affecting the financial statements are those related to the realizable value of accounts receivable, impairment of long-lived assets, income taxes and network access revenue reserves. Actual results may differ from those estimates.

     Access revenue is recognized when earned. The Company participates in toll revenue pools with other telephone companies. Such pools are funded by toll revenue and/or access charges regulated by the RCA within the intrastate jurisdiction and the FCC within the interstate jurisdiction. Much of the interstate access revenue is initially recorded based on estimates. These estimates are derived from interim financial statements, available separations studies and the most recent information available about achieved rates of return. These estimates are subject to adjustment in future accounting periods as additional operational information becomes available. To the extent that disputes arise over revenue settlements, the Company’s policy is to defer revenue collected until settlement methodologies are resolved and finalized. At September 30, 2003, the Company had recorded liabilities of $16.4 million related to its estimate of refundable access revenue. Actual results could vary from this estimate.

     The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred taxes reflect the temporary differences between the financial and tax basis of assets and liabilities using the enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent that it is more likely than not that such deferred tax assets will not be realized. The cumulative valuation allowance against deferred tax assets is $87.6 million as of September 30, 2003.

     The local telephone exchange operations of the Company account for costs in accordance with the accounting principles for regulated enterprises prescribed by SFAS No. 71, Accounting for the Effects of Certain Types of Regulation. This accounting recognizes the economic effects of rate regulation by recording cost and a return on investment as such amounts are recovered through rates authorized by regulatory authorities. Accordingly, under SFAS No. 71, plant and equipment is depreciated over lives approved by regulators and certain costs and obligations are deferred based upon approvals received from regulators to permit recovery of such amounts in future years. Historically, lives approved for regulatory purposes have approximated economically useful lives. On July 22, 2002, the Company received an order from the RCA which extended lives approved for ratemaking purposes beyond the economically useful lives of the underlying assets. Management petitioned for reconsideration on the ACSA order and the RCA has accepted additional testimony and held a hearing in May of 2003. The RCA subsequently reconsidered its order and adopted service lives that more closely approximate the actual economic lives of the assets. The Company implemented, effective January 1, 2003, higher depreciation rates for its regulated telephone plant for the interstate jurisdiction. As a result, the Company has recorded a regulatory asset under SFAS No. 71 of $8.3 million as of September 30, 2003. The Company has also deferred as a regulatory asset $0.9 million of costs incurred in connection with regulatory rate making proceedings, which is being amortized over three years starting in 2003. The balance of this regulatory asset was $0.7 million at September 30, 2003. If the Company were not following SFAS No. 71, it would have recorded additional depreciation expense of $8.3 million for the intrastate and local jurisdictions and the deferred costs incurred in connection with regulatory rate making proceedings would have been charged to expense as incurred.

     Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. In accordance with the guidelines of this accounting principle, goodwill and indefinite-lived intangible assets are no longer amortized but will be assessed for impairment on at least an annual basis. SFAS No. 142 requires that goodwill be tested for impairment at the reporting unit level upon adoption and at least annually thereafter, utilizing a two-step methodology. The initial step requires the Company to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such unit. If the fair value exceeds the carrying value, no impairment loss would be recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of the unit may be impaired. The amount, if any, of the impairment is then measured in the second step. The Company determines the fair value of each reporting unit for purposes of this test primarily by using a discounted cash flow valuation technique. Significant estimates used in the valuation include estimates of future cash flows, both future short-term and long-term growth rates, and estimated cost of capital for purposes of arriving at a discount factor. The Company recognized in the first quarter of 2002 a transitional impairment loss of $105.4 million under SFAS No. 142 as the cumulative effect of a change in accounting principle in the consolidated statement of operations. At September 30, 2003, the Company had recorded goodwill of $38.4 million.

     On September 15, 2003, the Company received notification from the State of Alaska that it intended to terminate the TPA with the Company and disentangle. Subsequently, the Company and the State negotiated and agreed to a definitive Settlement Agreement and Mutual Release (the “Settlement Agreement”) effective October 14, 2003, outlining the terms of disentanglement between the parties. Under the terms of the Settlement Agreement, the Company agreed to pay to the State of Alaska $3.4 million in cash, one half of which was due upon effectiveness and one half of which will be due upon completion of disentanglement. The Company also agreed to transfer to the State title to certain assets used in providing services under the TPA which resulted in a net loss on disposal of those assets of $5.6 million. Based on terms of the Settlement Agreement, the Company determined that certain accounts receivable and working capital associated with the TPA will not be fully recoverable and has written them down to their estimated net realizable value, resulting in a charge of $3.3 million during the quarter. The estimated net realizable value of the working capital and which assets are ultimately transferred to the State could change as the Company completes disentanglement.

     The Company reviews its property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company was prompted to conduct an asset impairment review of its fiber optic IRUs that were acquired in 1999 and 2001 and certain IP network and certain service center assets due to the termination of the TPA as discussed above (which was a significant customer using these assets), indications that market pricing of similar assets were significantly below the Company’s carrying value, and significant industry and economic trends affecting the Company’s ability to generate positive cash flow from these assets in its interexchange and Internet segments. This review was conducted under the guidelines of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result of its review, the Company determined that its carrying value of IRUs exceeded their fair value by $27.1 million and its carrying value of the IP network and service center assets exceeded their fair value by $15.1 million. Accordingly, the Company recorded a $42.2 million impairment charge and wrote the assets down to their fair value during the third quarter of 2003.

     The Company also periodically evaluates the fair value of its investments and other non-operating assets against their carrying value. During the third quarter of 2003, impairment charges were taken as a result of changes in market and economic conditions, a notice of termination of the TPA, and the Company’s reassessment of the net realizable value of its note receivable from Neptune Communications, L.L.C. As a result of this analysis, the Company recorded in Interest income and other in the Consolidated Statement of Operations an impairment charge of $15.9 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has issued senior subordinated notes, senior notes and has entered into a bank credit facility. These on-balance sheet financial instruments, to the extent they provide for variable rates of interest, expose the Company to interest rate risk, with the primary interest rate risk exposure resulting from changes in LIBOR or the prime rate, which are used to determine the interest rates that are applicable to borrowings under the Company’s bank credit facilities. The Company uses derivative financial instruments, in particular an interest rate swap agreement, to partially hedge variable interest transactions. The Company’s derivative financial instrument transaction has been entered into for hedging purposes. The terms and characteristics of the derivative financial instruments are matched with the underlying on-balance sheet instrument or anticipated transactions and do not constitute speculative or leveraged positions independent of these exposures. During the quarter ended June 30, 2003, the Company prepaid $106.7 million of its bank credit facility. During the quarter ended September 30, 2003, the Company entered into a new $250.0 million Senior Credit Facility consisting of a term loan facility in an aggregate principal amount of $200.0 million and an undrawn revolving credit facility of $50.0 million. The Company simultaneously issued $182.0 million aggregate principal amount of 9 7/8% senior unsecured notes due 2011 at an issue price of approximately 96.7% for net proceeds of $176.0 million. From these proceeds, the Company paid off $320.7 million of its then existing credit facility. See Note 3 of the financial statements attached hereto for more information on these transactions.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     As previously reported, the Company filed a formal appeal of the RCA’s order terminating the rural exemptions for Fairbanks, Juneau and the rural communities in the Glacier State study area on November 10, 1999. This matter has been fully briefed and argued and is currently pending before the Alaska Supreme Court.

     The Company’s LECs (ACSN, ACSF, ACSAK and ACSA) are currently negotiating and seeking arbitration of new interconnections agreements with General Communication, Inc. (“GCI”). A hearing is scheduled in the ACSA matter for November 2003. The Company’s petition to consolidate the arbitration of new interconnection agreements for the rural companies (ACSN, ACSF, and ACSAK) with the Anchorage arbitration was denied and they were assigned to an arbitrator with direction to complete these proceedings by February 2004. The Company and GCI have discussed delaying the proceedings until the Anchorage arbitration is completed. In light of the pending arbitrations for new interconnection agreements for Fairbanks and Juneau, the Company dismissed its district court actions concerning the existing Fairbanks and Juneau interconnection agreements on October 14, 2003.

     Following the RCA’s March 25, 2003 order approving new revenue requirements for ACSF, ACSAK, and ACSN, these entities filed cost of service and rate design studies on May 23, 2003. A hearing in this proceeding is now scheduled for February 9, 2004, and new rates are not expected to go into effect until the second or third quarter of 2004. In May 2003, the RCA held a limited rehearing in the revenue requirement phase for ACSA. The RCA subsequently reconsidered its order and adopted service lives that more closely approximate the actual economic lives of the assets, increasing ACSA’s depreciation expense, thereby increasing ACSA’s revenue requirement. The RCA will issue its final revenue requirement order before the end of the fourth quarter of 2003, ACSA will then have 60 days to file its cost of service and rate design study consistent with that order. A hearing on the ACSA rate design is expected in second quarter of 2004 and new rates should be expected by the second or third quarter of 2004.

     The Company has been involved with a number of service-oriented disputes with GCI. The RCA has ordered the Company to, amongst other things, construct new facilities for GCI to serve GCI customers and to provide GCI with query access to the Company’s LEC provisioning system. The Company is currently seeking review of that portion of the RCA’s decision that orders ACS LECs to construct new facilities for GCI to serve GCI customers. In May 2003, however, GCI filed a complaint against the Company with the FCC concerning service issues. The Company is vigorously defending its actions before the FCC. While the potential for some liability exists from GCI’s complaint before the FCC, the Company cannot predict the final outcome of this proceeding.

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

     On September 15, 2003, the Company received notification that the State of Alaska was terminating the TPA, a contract under which the Company was obliged to provide comprehensive telecommunications services to the State of Alaska for a period of five years. On October 1, 2003, the Company announced that it had entered into a voluntary settlement agreement with the State of Alaska under which the Company makes a cash payment to the State of Alaska of approximately $3.4 million and transfers to the State of Alaska title to certain capital equipment. The parties have agreed to cooperate to complete disentanglement by December 31, 2003.

     On October 28, 2003, ACSW was served with a complaint filed by the Alaska Attorney General for violations of the Alaska Consumer Protection Act. The complaint alleges the “opt out” campaign for the “Voice Connect” product violates the law. ACSW disagrees with the allegations and intends to vigorously defend its actions. The Company, however, cannot predict the final outcome of this proceeding.

     ACSW has petitioned the RCA for Eligible Telecommunications Carrier (“ETC”) status in two high cost areas of Alaska. The RCA has yet to take action on this petition. Meanwhile, Dobson Communications has also petitioned the RCA for ETC status in various parts of Alaska and has further sought to have the RCA redefine ILEC study areas, including those served by ACS LECs, based on wire centers for the purpose of targeting subsets of the existing study areas for CETC status and receipt of universal service funding.

     The Company has also been named as a defendant in an action brought by Fireweed Communications regarding its use of the Company’s Eagles Nest communications tower. The Company denies any liability and is defending its actions.

     The Company is involved in various other claims, legal actions and regulatory proceedings arising in the ordinary course of business. See Note 13, Commitments and Contingencies, in the footnotes to the financial statements for additional information. The Company believes that the disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

31.1	Certification of Liane Pelletier, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kevin P. Hemenway, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Liane Pelletier, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Kevin P. Hemenway, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of The Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K:

The following item was reported on Form 8-K, filed May 13, 2003 and amended on July 7, 2003:

Item 2. Acquisition or Disposition of Assets - On April 28, 2003, the Company entered into an underwriting agreement with a syndicate of Canadian investment banks to complete the sale of a majority interest in the newly formed ACS Media, LLC, the Company’s directory business. The Company subsequently filed on April 29, 2003, a final prospectus with Canadian securities regulators to sell a majority interest in ACS Media, LLC in a public offering in Canada to the ACS Media Income Fund, which is a Canadian income fund. The offering was sponsored by the Company. The transaction closed on May 8, 2003, with the Company selling an 87.42% interest and retaining a 12.58% interest in ACS Media, LLC.

The following item was reported on Form 8-K, filed August 8, 2003:

Item 5. Other Events- On August 7, 2003, Alaska Communications Systems Holdings, Inc. a announced that it was proposing to offer $175 million of senior notes due 2011 through a private placement to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2003	ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.

/s/ Liane Pelletier

Liane Pelletier
Chief Executive Officer and
President

/s/ Kevin P. Hemenway

Kevin P. Hemenway
Senior Vice President and
Chief Financial Officer
(Principal Accounting Officer)