Form 10-Q/A
period 2003-09-30
ALASKA COMMUNICATIONS SYSTEMS HOLDINGS INC
filed 2003-12-10
CIK 1089510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1 to Quarterly Report

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

     Alaska Communications Systems Holdings, Inc., a Delaware corporation, together with its subsidiaries (the “Company” or “ACS Holdings”), is an integrated communications provider engaged principally in providing local telephone, wireless, Internet, and interexchange services to its customers in the state of Alaska through its telecommunications subsidiaries. The Company is a wholly owned subsidiary of Alaska Communications Systems Group, Inc. (the “Parent” or “ACS Group”).

     The financial statements for the Company represent the consolidated financial position, results of operations and cash flows principally of the following entities:

•	Alaska Communications Systems Holdings, Inc. (“ACSH”)

•	ACS of Alaska, Inc. (“ACSAK”)

•	ACS of the Northland, Inc. (“ACSN”)

•	ACS of Fairbanks, Inc. (“ACSF”)

•	ACS of Anchorage, Inc. (“ACSA”)

•	ACS Wireless, Inc. (“ACSW”)

•	ACS Long Distance, Inc. (“ACSLD”)

•	ACS Internet, Inc. (“ACSI”)

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. However, the Company believes the disclosures which are made are adequate to make the information presented not misleading. The consolidated financial statements and footnotes included in this Form 10-Q/A should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2002. Certain reclassifications have been made to the 2002 financial statements to make them conform to the current presentation.

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

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited, Amounts In Thousands Except Per Share Amounts)

3.	LONG-TERM OBLIGATIONS (Continued)

     Long-term obligations consists of the following at September 30, 2003 and December 31, 2002:

	2003	2002

Old senior credit facility term loan - tranche A	$—	$148,500
Old senior credit facility term loan - tranche B	—	148,500
Old senior credit facility term loan - tranche C	—	133,650
New senior credit facility term loan	200,000	—
9 3/8% senior subordinated notes due 2009	150,000	150,000
9 7/8% senior unsecured notes due 2011	182,000	—
Original issue discount - 9 7/8% senior unsecured notes due 2011	(5,982)	—
Capital leases and other long-term obligations	9,897	12,181

	535,915	592,831
Less current portion	2,304	5,933

Long-term obligations, net of current portion	$533,611	$586,898

     The aggregate maturities of long-term obligations for each of the five years and thereafter subsequent to September 30, 2003 are as follows:

2003 (October 1 - December 31)	$23
2004 (January 1 - December 31)	2,288
2005 (January 1 - December 31)	2,315
2006 (January 1 - December 31)	2,337
2007 (January 1 - December 31)	2,327
2008 (January 1 - December 31)	2,151
Thereafter	524,474

$535,915

     The Company’s obligations under the new senior credit facility are unconditionally and irrevocably guaranteed, joint and severally, by Parent and ACSH’s subsidiaries, and secured by collateral that includes substantially all of the Company and its subsidiaries’ assets. The new senior credit facility contains a number of restrictive covenants and events of default, including covenants limiting capital expenditures, incurrence of debt, and the payment of dividends, and requires the Company to achieve certain financial ratios. The Company is in compliance with all of the covenants.

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

     The following table illustrates selected financial data for each segment as of and for the nine months ended September 30, 2002.

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

     On September 19, 2003, Fox Paine entered into a consulting agreement with a retiring officer of the Company. The consulting term will begin on January 1, 2004 and continue for one year, after which either party may terminate the arrangement. During the consulting term, the officer will advise Fox Paine on and evaluate potential opportunities in the telecommunications industry, and Fox Paine will pay the officer a monthly fee of $20 for these services.

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited, Amounts In Thousands Except Per Share Amounts)

12. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     Parent and ACSH’s and subsidiaries are guarantors of the ACSH’s 9 7/8% senior unsecured notes. Additionally, Parent and ACSH’s subsidiaries are guarantors under ACSH’s 9 3/8 % senior subordinated notes. All of Parent’s and Holdings’ subsidiaries (the “Subsidiaries”), respectively are 100% owned. The guarantees are full and unconditional. In addition, all guarantees are joint and several. Accordingly, the interim condensed consolidating financial statements are presented below. Additionally, see ACS Group’s 10-Q/A (Commission File Number 000-28167) for ACS Group only financial statements.

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

     A class action lawsuit was filed against the Company on March 14, 2001. The litigation alleges various contract and tort claims concerning the Company’s decision to terminate its Infinite Minutes long distance plan. A trial is scheduled for September 2004. The Company believes this suit is without merit and intends to vigorously defend its position. The actual number of plaintiffs remain undetermined nor are the claims that will actually be in dispute been resolved.

     On July 15, 2002 the Company fulfilled a commitment to Neptune Communications, L.L.C. (“Neptune”) to lend to Neptune an aggregate principal amount of $15,000 in return for certain consideration. The Company also has an agreement that enables it to purchase additional fiber optic capacity in future years from Neptune, the expenditures for which are expected to be significant and may exceed $25,000 over the next four years. While the Company has an agreement with Neptune, certain material terms of the agreement remain subject to continued renegotiation, including the terms and structure of the loaned amount. The significant provisions of this agreement are: i) purchase commitments by the Company for capacity in 2005 and 2007, the final price and quantity of which are subject to future events, ii) Neptune’s restoration of the Company’s traffic carried on another cable system, iii) and specific interconnection arrangements between the Company and Neptune, should the Company exercise its option to purchase certain network assets from Neptune. The Company is currently negotiating open elements of its agreement with Neptune and renegotiating other terms and conditions of the agreement. It is impossible to determine the ultimate outcome of these negotiations at this time. The loaned amount was written down to its estimated net realizable value during the quarter ended September 30, 2003 as described in Note 6.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS AND ANALYSTS’ REPORTS

     This Form 10-Q/A and future filings by the Company on Forms 10-K, 10-Q and 8-K and future oral and written statements by the Company and its management may include, certain “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995, including (without limitation) statements with respect to anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, pricing plans, acquisition and divestitive opportunities, business prospects, strategic alternatives, business strategies, regulatory and competitive outlook, investment and expenditure plans, financing needs and availability, and other similar forecasts and statements of expectation. Words such as “aims,” “anticipates,” “believes,” “could,” “estimates,” “expects,” “hopes,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” and “will,” and variations of these words and similar expressions, are intended to identify these forward-looking statements. These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and its present expectations or projections. Forward-looking statements by the Company and its management are based on estimates, projections, beliefs and assumptions of management and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information, or otherwise.

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

RECENT DEVELOPMENTS

     On September 15, 2003, the Company announced the appointment of Liane Pelletier as CEO and President and the retirement of Charles E. Robinson as CEO, each event effective October 6, 2003. Ms. Pelletier, who also joined our Board of Directors, joined ACS after spending 17 years at Sprint Corporation, most recently as a member of Sprint’s Executive Management Committee and as Chief Integration Officer. Ms. Pelletier’s position consolidates Mr. Robinson’s day-to-day responsibilities and those of Wesley E. Carson, who left in May 2003 to be CEO of the Directories Business. Mr. Robinson, a 45-year telecom industry veteran who founded ACS in 1999, will remain as Chairman until the end of the year but is retiring from day-to-day management of the Company. The Company also announced on November 6, 2003 the appointment of David C. Eisenberg to its management team. Mr. Eisenberg, also a former Sprint Corporation executive, joined ACS effective November 3, 2003 in the position of Sr. Vice President, Corporate Strategy and Development.

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

     Cumulative Effect of Change in Accounting Principle

     Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill be tested for impairment at the reporting unit level upon adoption and at least annually thereafter, utilizing a two-step methodology. The transitional review for goodwill impairment required under SFAS No. 142 indicated that goodwill recorded in the local telephone, Internet and interexchange segments was impaired as of January 1, 2002. Accordingly, the Company measured and recognized in the first quarter of 2002 a transitional impairment loss of $105.4 million as the cumulative effect of a change in accounting principle in the consolidated statement of operations. The income tax benefit of $39.5 million was offset by a valuation allowance. See Note 8 “Cumulative Effect of Change in Accounting Principle” in the Notes to Consolidated Financial Statements included elsewhere in this 10-Q/A for additional discussion of the this statement.

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

     On July 15, 2002 the Company fulfilled a commitment to Neptune to lend to Neptune an aggregate principal amount of $15 million in return for certain consideration. The Company also has an agreement that enables it to purchase additional fiber optic capacity in future years from Neptune, the expenditures for which are expected to be significant and may exceed $25 million over the next four years. While the Company has an agreement with Neptune, certain material terms of the agreement remain subject to continued renegotiation, including the terms and structure of the loaned amount. The significant provisions of this agreement are: i) purchase commitments by the Company for capacity in 2005 and 2007, the final price and quantity of which are subject to future events, ii) Neptune’s restoration of the Company’s traffic carried on another cable system, iii) and specific interconnection arrangements between the Company and Neptune, should the Company exercise its option to purchase certain network assets from Neptune. The Company is currently negotiating open elements of its agreement with Neptune and renegotiating other terms and conditions of the agreement. It is impossible to determine the ultimate outcome of these negotiations at this time. The loaned amount was written down to its estimated fair value during the quarter ended September 30, 2003 as described in Note 6 of the financial statements attached hereto.

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

CRITICAL ACCOUNTING POLICIES AND ACCOUNTING ESTIMATES

     Management is responsible for the financial statements presented elsewhere in this Form 10-Q/A and has evaluated the accounting policies used in their preparation. Management believes these policies to be reasonable and appropriate. The Company’s significant accounting policies are described in Note 1 in the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The following discussion identifies those accounting policies that management believes are critical in the preparation of the Company’s financial statements, the judgments and uncertainties affecting the application of those policies, and the possibility that materially different amounts would be reported under different conditions or using different assumptions.

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

     The Company’s LECs (ACSN, ACSF, ACSAK and ACSA) are currently negotiating and seeking arbitration of new interconnections agreements with General Communication, Inc. (“GCI”). A hearing was held in the ACSA matter in November 2003 and a decision is pending. The Company’s petition to consolidate the arbitration of new interconnection agreements for the rural companies (ACSN, ACSF, and ACSAK) with the Anchorage arbitration was denied and they were assigned to an arbitrator with direction to complete these proceedings by February 2004. The Company and GCI have discussed delaying the proceedings until the Anchorage arbitration is completed. In light of the pending arbitrations for new interconnection agreements for Fairbanks and Juneau, the Company dismissed its district court actions concerning the existing Fairbanks and Juneau interconnection agreements on October 14, 2003.

     Following the RCA’s March 25, 2003 order approving new revenue requirements for ACSF, ACSAK, and ACSN, these entities filed cost of service and rate design studies on May 23, 2003. A hearing in this proceeding is now scheduled for February 9, 2004, and new rates are not expected to go into effect until the second or third quarter of 2004. In May 2003, the RCA held a limited rehearing in the revenue requirement phase for ACSA. The RCA subsequently reconsidered its order and adopted service lives that more closely approximate the actual economic lives of the assets, increasing ACSA’s depreciation expense, thereby increasing ACSA’s revenue requirement. The RCA will issue its final revenue requirement order before the end of the fourth quarter of 2003, ACSA will then have 60 days to file its cost of service and rate design study consistent with that order. A hearing on the ACSA rate design is expected in second quarter of 2004 and new rates should be expected by the second half of 2004.

     The Company has been involved with a number of service-oriented disputes with GCI. The RCA has ordered the Company to, amongst other things, construct new facilities for GCI to serve GCI customers and to provide GCI with query access to the Company’s LEC provisioning system. An Alaska Superior Court judge remanded back to the RCA that portion of the RCA’s decision that orders ACS LECs to construct new facilities for GCI to serve GCI customers. GCI also filed a complaint against the Company with the FCC concerning service issues in May 2003. The Company is vigorously defending its actions before the FCC. While the potential for some liability exists from GCI’s complaint before the FCC, the Company cannot predict the final outcome of this proceeding.

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

     On September 15, 2003, the Company received notification that the State of Alaska was terminating the TPA, a contract under which the Company was obliged to provide comprehensive telecommunications services to the State of Alaska for a period of five years. On October 1, 2003, the Company announced that it had entered into a voluntary settlement agreement with the State of Alaska under which the Company makes a cash payment to the State of Alaska of approximately $3.4 million and transfers to the State of Alaska title to certain capital equipment. The parties have agreed to cooperate to complete disentanglement by December 31, 2003. The Company cannot guarantee that further disputes will not arise in connection with the implementation of the disentanglement procedures and as a result it cannot currently estimate the impact that the termination, including the total costs of disentanglement, will have on its revenues or results.

     On October 28, 2003, ACSW was served with a complaint filed by the Alaska Attorney General for violations of the Alaska Consumer Protection Act. On November 17, 2003, the Alaska Attorney General asked the court to dismiss the complaint and the matter has been resolved.

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

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

4.1	Indenture, dated as of August 26, 2003, among Alaska Communications Systems Holdings, Inc., as Issuer, and each of Alaska Communications Systems Group, Inc., ACS of the Northland, Inc., ACS of Alaska, Inc., ACS of Fairbanks, Inc., ACS of Anchorage, Inc., ACS Wireless, Inc., ACS Long Distance, Inc., ACS Internet, Inc., ACS Messaging, Inc., ACS Infosource, Inc., ACS Television, L.L.C., ACS of Alaska License Sub, Inc., ACS of the Northland License Sub, Inc., ACS of Fairbanks License Sub, Inc., ACS of Anchorage License Sub, Inc., ACS Wireless License Sub, Inc., ACS Long Distance License Sub, Inc., ACS Television License Sub, Inc., ACS Services, Inc. as guarantors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to Alaska Communications Systems Holdings, Inc.’s Form S-4 filed with the SEC on October 23, 2003).

4.2	Exchange and Registration Rights Agreement, dated August 26, 2003, by and among Alaska Communications Systems Holdings, Inc., Alaska Communications Systems Group, Inc., ACS of the Northland, Inc., ACS of Alaska, Inc., ACS of Fairbanks, Inc., ACS of Anchorage, Inc., ACS Wireless, Inc., ACS Long Distance, Inc., ACS Internet, Inc., ACS Messaging, Inc., ACS Infosource, Inc., ACS Television, L.L.C., ACS of Alaska License Sub, Inc., ACS of the Northland License Sub, Inc., ACS of Fairbanks License Sub, Inc., ACS of Anchorage License Sub, Inc., ACS Wireless License Sub, Inc., ACS Long Distance License Sub, Inc., ACS Television License Sub, Inc., ACS Services, Inc., and J.P. Morgan Securities Inc. for itself and on behalf of CIBC World Markets Corp., Citigroup Global Markets Inc., Jefferies&Company, Inc. and Raymond James &Associates, Inc. (incorporated by reference to Exhibit 4.2 to Alaska Communications Systems Holdings, Inc.'s Form S-4 filed with the SEC on October 23, 2003).

10.1	Credit Agreement, dated August 26, 2003, among Alaska Communications Systems Group, Inc., Alaska Communications Systems Holdings, Inc., as the Borrower, the Lenders Party thereto and JPMorgan Chase Bank, as Administrative Agent and Collateral Agent, CIBC World Markets Corp., as Syndication Agent, and Citicorp North America, Inc., as Documentation Agent, and J.P. Morgan Securities Inc., as Arranger (incorporated by reference to Exhibit 10.1 to Alaska Communications Systems Holdings, Inc.’s Form S-4 filed with the SEC on October 23, 2003).

10.2	Retirement Agreement, dated as of September 14, 2003 between Alaska Communications Systems Group, Inc. and Charles E. Robinson (incorporated by reference to Exhibit 10.2 to Alaska Communications Systems Holdings, Inc.’s Form S-4 filed with the SEC on October 23, 2003).

10.3	Executive Employment Agreement, dated as of September 14, 2003 between Alaska Communications Systems Group, Inc. and Liane Pelletier (incorporated by reference to Exhibit 10.3 to Alaska Communications Systems Holdings, Inc.’s Form S-4 filed with the SEC on October 23, 2003).

10.4	Settlement Agreement and Mutual Release, dated October 14, 2003, by and between the State of Alaska and Alaska Communications Systems Group, Inc. (incorporated by reference to Exhibit 10.4 to Alaska Communications Systems Holdings, Inc.’s Form S-4 filed with the SEC on October 23, 2003).

31.1	Certification of Liane Pelletier, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kevin P. Hemenway, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Liane Pelletier, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Kevin P. Hemenway, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of The Sarbanes-Oxley Act of 2002.

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

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 10, 2003	ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.

/s/ Liane Pelletier

Liane Pelletier
Chief Executive Officer and
President

/s/ Kevin P. Hemenway

Kevin P. Hemenway
Senior Vice President and
Chief Financial Officer
(Principal Accounting Officer)