Form 10-K
period 2003-12-31
ALASKA COMMUNICATIONS SYSTEMS HOLDINGS INC
filed 2004-03-30
CIK 1089510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Yes [   ]                No [X]

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of as of the last business day of the registrant’s most recently completed second fiscal quarter. (Not Applicable)

     All of the Registrant’s securities are wholly owned by Alaska Communications Systems Group, Inc. (File No. 000-28167) which files reports and proxy materials pursuant to the Securities Exchange Act of 1934, as amended. Alaska Communications Systems Holdings, Inc. meets the conditions set forth in General Instruction (I) (1) (a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format authorized by General Instruction I of Form 10-K. Items 4, 10, 11, 12 and 13 have been omitted in accordance with Instruction I(2)(c).

Documents Incorporated by Reference

None.

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2003

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

Introduction

     ACS Holdings is a wholly owned subsidiary of Alaska Communications Systems Group, Inc. (“ACS Group”). The Company is the leading facilities-based telecommunications services provider and largest local exchange carrier (“LEC”) in Alaska and the 13th largest LEC in the United States. The Company offers consumer and business customers throughout the state a diverse mix of telecommunications services, including local telephone, wireless, Internet, and long distance services using its own network, as well as video entertainment through its partnership arrangement with DISH Network, a leading satellite service provider. The Company offers its telecommunications services under a single brand name, Alaska Communications Systems.

     The Company began operations in May 1999 when it completed the acquisition and integration of four local telephone companies in Alaska. Each of the businesses the Company purchased had been operating in their local markets for over 50 years. Since 1999, the Company has invested in upgrading its network and service capabilities.

     The consolidated financial statements for the Company represent the operations principally of the following entities:

•	Alaska Communications Systems Holdings, Inc.

•	ACS of Alaska, Inc. (“ACSAK”)

•	ACS of the Northland, Inc. (“ACSN”)

•	ACS of Fairbanks, Inc. (“ACSF”)

•	ACS of Anchorage, Inc. (“ACSA”)

•	ACS Wireless, Inc. (“ACSW”)

•	ACS Internet, Inc. (“ACSI”)

•	ACS Long Distance, Inc. (“ACSLD”)

     On May 8, 2003, the Company completed the sale of a majority interest (87.42%) in the newly formed ACS Media, LLC (the “Directories Business”). Subsequently, on August 27, 2003, the Company disposed of substantially all of its remaining interest in the Directories Business. As a result of this transaction, the Company now owns less than 0.1% of the Directories Business. See Note 10 “Gain on Disposal of Assets” in the footnotes to the financial statements for additional information on this transaction.

     At various times, the Company evaluates opportunities for establishing or acquiring other telecommunications businesses through acquisitions or otherwise in Alaska and elsewhere in the United States, and may make investments in such businesses in the future. The Company has focused its attention on local telephone, wireless, Internet, and interexchange businesses.

Service Offerings

     Local Telephone. The Company provides local telephone service to approximately 314,000 access lines, representing over two-thirds of the local access lines in Alaska. The Company generates local telephone revenue from providing local telephone service to consumer and business customers and by providing access to the Company’s network and back office functions to other telecommunications providers. At December 31, 2003, approximately 52% of the Company’s retail access lines served consumers and 48% served business customers.

     Wireless. The Company provides statewide mobile and fixed voice and data communications services to approximately 87,000 wireless subscribers throughout Alaska. The Company’s wireless network has a covered population of approximately 480,000, representing over 70% of the state’s population according to the most recent U.S. Census Bureau estimates. The Company’s wireless customers represent approximately 18.1% penetration of the Company’s covered population. Currently, the Company provides its wireless services using a digital TDMA network and later this year the Company will deploy a next generation CDMA 1xRTT network capable of offering advanced mobile and fixed data services to the Company’s customers.

     Internet. The Company provides Internet access services to approximately 46,000 subscribers, including high-speed digital subscriber line (“DSL”) service to approximately 18,000 subscribers. The Company is currently able to offer DSL service to approximately 72% of its local access lines in its four major LEC service territories – Anchorage, Fairbanks, Juneau and the Kenai Peninsula. The Company is also a single-source provider of advanced IP-based private networks to large enterprise and governmental customers in Alaska.

     Long Distance. The Company offers long distance and interexchange private-line services primarily as a facilities-based carrier to approximately 43,000 long distance customers in Alaska.

     Video Entertainment. In the third quarter of 2003 the Company began offering customers in Alaska satellite video entertainment through a partnership arrangement with DISH Network.

Competitive Strengths

     The Company enjoys strong operating margins and attractive growth prospects due to the following competitive strengths:

     Leading Competitive Position. The Company is the leading facilities-based telecommunications services provider in Alaska. The Company believes its strong brand name recognition within Alaska provides it with a solid local market position.

     The Company is the incumbent local telephone company in Anchorage, Fairbanks, Juneau, the Kenai Peninsula and more than 70 other communities.

     The Company is the second-largest wireless communications services provider in Alaska and the Company’s statewide wireless network covers over 70% of the population.

     The Company is the second-largest provider of Internet access services and the largest provider of DSL services in Alaska.

     Integrated Portfolio of Service Offerings. The Company offers a variety of bundled service packages to its consumer and business customers, which include local telephone services, wireless, Internet, long distance, messaging, video entertainment and other services. The Company believes that bundled offerings are popular with customers because they allow for a single customer service interface and fewer billing statements, while providing greater value and pricing benefits across a number of services. By actively marketing and selling the Company’s bundled service packages, the Company believes it can grow its customer base, improve customer loyalty and increase its share of its customers’ telecommunications purchases.

     Advanced Networks and Facilities. Since 1999, the Company has invested over $356 million in the Company’s telecommunications networks and facilities, increasing the total investment in these facilities to approximately $1.0 billion. As a result of these investments, the Company believes it has substantially built out its networks and facilities, allowing it to offer a full range of reliable telecommunications services. For example, the Company is able to offer DSL service to approximately 72% of its local access lines in its four major LEC service territories. Over the next few years the Company expects to augment its existing networks and facilities, including the completion of the build out of its statewide CDMA 1xRTT wireless network, which will allow the Company to expand its covered population and offer a range of wireless voice and broadband services to its customers.

     Favorable Alaskan Market Conditions. The Company believes it has an attractive and growing potential customer base. For the three year period 2000 to 2002, the median household income in Alaska was 28% higher than the average in the rest of the United States, and Alaskans spent 33% more on communications services than other Americans. According to the U.S. Census Bureau, over the past 20 years, the Alaskan population has increased by more than 2% per year - nearly triple the national average. From 2000 to 2002, federal government expenditures in Alaska increased by a total of 38% while the national average increased by only 21%. The Company believes these factors will continue to contribute to its stability and growth, and provide it with an advantage relative to comparable communications companies located in other states. The Company believes that the Alaskan communications market’s combination of large geographic size and isolated markets featuring both major metropolitan areas and small, dense population clusters reduces the likelihood of entry by new integrated facilities-based service providers.

     Strong Management Team. The Company’s management team has a proven track record of operating and managing telecommunications companies. During the last nine months, the Company has added a number of key individuals to its executive management team who have a wealth of knowledge in the telecommunications industry and understand the dynamics of the Alaskan markets and the Company’s customers. Liane Pelletier joined the Company in October 2003 as CEO and President and also became Chairman of the Company’s Board of Directors on January 1, 2004. Before joining the Company, Ms. Pelletier worked for 17 years at Sprint Corporation, most recently as a member of the Executive Management Committee and as Chief Integration Officer. David Wilson, who was previously CFO of Triumph Communications, joined the Company as its CFO. In addition to Ms. Pelletier and Mr. Wilson, David C. Eisenberg and Sheldon Fisher recently joined the Company from Sprint as Senior Vice President, Corporate Strategy and Development and Senior Vice President, Sales and Product Marketing, respectively. Andy Coon has also joined the Company as Director of Business Sales and Services from General Communications Inc., the Company’s principal competitor, where he was Director, Major Strategic Accounts and former Vice President of Sales. Under the leadership of the Company’s senior management team, the Company has refocused itself to better serve the needs of consumer and business customers in Alaska.

Business Strategy

     The Company’s goal is to be the premier telecommunications services provider in its markets and to maintain and grow its cash flow by capitalizing on:

•	its ability to provide a broad array of communications services;

•	its extensive facilities-based network; and

•	its long history of meeting the communications needs of the customers of its unique state.

     The Company considers the following strategies to be integral to achieving its goal:

•	maintaining and increasing the number of loyal consumer, business and wholesale customers that the Company serves and having its customers buy more of the Company’s services and regularly refer new customers to the Company;

•	offering the Company’s customers an integrated bundle of telecommunications services including local telephone, wireless, Internet, long distance, messaging and video entertainment;

•	capitalizing on the Company’s significant existing investment in its technologically advanced networks to provide feature-rich, high-quality and highly reliable telecommunications services such as DSL and broadband wireless service to its customers;

•	increasing the Company’s margins through ongoing process improvements, strategic sourcing initiatives, reduced costs and improved operating efficiencies; and

•	exploring profitable strategic acquisitions of other telecommunications businesses.

Products, Services and Revenue Sources

     The Company offers a broad portfolio of telecommunications services to consumer, business and wholesale customers in its markets. The Company believes that, as the communications marketplace continues to converge and competition continues to enter the market, the ability to offer an integrated package of communications products will provide a distinct competitive advantage, as well as increase customer loyalty, and thereby decrease customer turnover. The Company complements its local telephone services by actively marketing its wireless, Internet, interexchange and other service offerings.

     Profit or loss and total assets for each of the Company’s segments is disclosed in Note 17 “Business Segments” of the Alaska Communications Systems Holdings, Inc. Consolidated Financial Statements. The following table sets forth the components of the Company’s consolidated revenues for the years ended December 31, 2003, 2002 and 2001 (dollars in millions).

	Revenue for the Year Ended December 31,
	2003		2002		2001
	Amount	Percent	Amount	Percent	Amount	Percent
Revenue by Source:
Local network service	$96.4	29.8%	$99.5	29.3%	$96.3	29.3%
Network access	97.8	30.2	108.3	31.8	103.0	31.3
Deregulated and other revenue	21.3	6.6	18.6	5.5	22.2	6.7

Local telephone	215.4	66.6	226.4	66.6	221.4	67.4
Wireless	46.5	14.4	43.2	12.7	41.9	12.8
Directory (1)	11.6	3.6	33.6	9.9	33.9	10.3
Internet	33.0	10.2	20.8	6.1	13.7	4.2
Interexchange	16.7	5.2	16.1	4.7	17.6	5.4

Total	$323.3	100.0%	$340.2	100.0%	$328.5	100.0%

     (1) On May 8, 2003, the Company completed the sale of a majority interest (87.42%) in its Directories Business. Subsequently, on August 27, 2003, the Company disposed of substantially all of its remaining interest in the Directories Business. As a result of these disposals, the Company owns less than 0.1% of the Directories Business and accordingly no longer records the revenue and expense of the Directories Business.

     Local Telephone

     The Company provides local telephone service through its four LECs. Local telephone revenue consists of local network service, network access (including universal service revenue), and deregulated and other revenue, each of which is described below.

     Local Network Service

     Local network service consists of basic local network service and competitive local network service.

     Basic Local Network Service. Basic local network service enables customers to originate and receive telephone calls within a defined “exchange” area. The Company provides basic local services on a retail basis to consumer and business customers, generally for a fixed monthly charge. The maximum amount that can be charged to a customer for basic local services is determined by rate proceedings involving the Regulatory Commission of Alaska (“RCA”). The Company charges business customers higher rates to recover a portion of the costs of providing local service to consumer customers, as is customary in the industry. Basic local service also includes non-recurring charges to customers for the installation of new products and services and recurring charges for enhanced features such as call waiting and caller identification.

     At December 31, 2003, approximately 52% of the Company’s retail access lines served consumer customers and 48% served business customers. Currently, monthly charges for basic local service for residential customers range from $9.42 to $16.30 in the Company’s service areas compared to the U.S. national average for urban areas of $14.59 for 2002. Monthly charges for business customers range from $17.65 to $35.00 in the Company’s service areas compared to the U.S. national average for urban areas of $33.64 for 2002. See “Business — Regulation” for further discussion of regulatory matters including the Company’s local network service rate proceedings.

     The table below sets forth the change in access lines for the Company from December 31, 1999 to December 31, 2003. The number of access lines shown represents all revenue producing access lines connected to both retail and wholesale customers.

	As of December 31,
	2003	2002	2001	2000	1999
Retail access lines	220,818	236,148	261,002	272,936	281,726
Wholesale access lines	19,157	22,148	22,859	17,303	15,680
Unbundled network elements	74,246	64,711	49,062	39,221	28,202

Total local telephone access lines	314,221	323,007	332,923	329,460	325,608
Percentage change	-2.7%	-3.0%	1.1%	1.2%

     Management believes that future access line growth is dependent on, among other things, the economic outlook in Alaska and the United States, the impact of technology and competition on line demand and population growth in the Company’s service areas.

     Competitive Local Network Service. The Company also provides interconnection through wholesale access to its basic local service and through leasing unbundled network elements (“UNEs”) to its competitors as required by federal Telecommunications Act of 1996 (“the 1996 Act”). Revenues for these services are included in local network service revenues. In November of 2001, the Company was authorized by the RCA to implement an interim and refundable rate increase of $1.07 per UNE loop for its Anchorage service area, increasing the total rate to $14.92 from $13.85. The RCA awarded a competitor UNE loop rates of $19.19 and $16.71, for Fairbanks and Juneau, respectively. However, because of a decision by the Alaska Supreme Court, the availability of the UNEs in Fairbanks and Juneau is limited to existing users pending the outcome of the RCA’s rural exemption remand proceedings. The Company provided 93,403 lines to competitors in the Anchorage, Fairbanks and Juneau service areas on either a wholesale or UNE basis as of December 31, 2003. The Company believes the UNE rates in place in all of its markets are below its embedded and forward looking cost and are therefore non-compensatory. See “Business — Regulation” for further discussion of regulatory matters, including interconnection under the 1996 Act.

     While there is some seasonality in local network service, represented primarily by reduced line demand in the Alaskan winter as tourists and seasonal residents seek warmer climates and seasonal businesses close for the winter, operating results for local telephone services are not materially impacted by seasonal factors.

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

     Intrastate Access Charges. The Company generates intrastate access revenue when an intrastate long distance call that involves one of the Company’s LECs and an interexchange carrier is originated and terminated within Alaska. The interexchange carrier pays the Company an intrastate access charge for either terminating or originating the call. The Company records the details of the call through its carrier access billing system and receives the access payment from the interexchange carrier. The Company also provides billing and collection (“B&C”) services for interexchange carriers through negotiated B&C agreements for certain types of toll calls placed by the Company’s local customers. ACSA, ACSAK, and ACSF are under their own stand-alone tariffs for intrastate access. ACSN participates in a mandatory statewide tariff and access charge pooling arrangement that is administered by the Alaska Exchange Carriers Association (“AECA”). The access charges for the Company’s intrastate service are regulated by the RCA.

     Interstate Access Charges. The Company generates interstate access revenue when an interstate long distance call is originated from a local calling area in Alaska that is served by an the Company’s local telephone operations and is terminated in a local calling area in another state, and vice versa. The Company bills interstate access charges in a manner similar to intrastate access charges. However, interstate access charges are regulated by the Federal Communications Commission (“FCC”) rather than the RCA. The Company’s local telephone companies participate in a nationwide tariff and access charge pooling arrangement that is administered by the National Exchange Carrier Association (“NECA”) for all the Company’s local telephone companies, except ACSA. ACSA participates in the NECA common line tariff, but has its own interstate access tariff for traffic sensitive and special access services. Common line revenues billed to the end user for the FCC-mandated interstate “Subscriber Line Charge” are also categorized as interstate access revenue.

     Universal Service Revenue. The Company is required to contribute to the Federal Universal Service Fund. In general, these funds are created to subsidize telecommunications services in rural and high-cost service areas of the United States, including Alaska. The Company currently receives federal Universal Service revenue in certain of its local telephone service areas. Universal service revenue supplements the amount of local service revenue the Company receives to ensure that basic local service rates for customers in high cost rural areas are not significantly higher than rates charged in lower cost urban and suburban areas. The 1996 Act prescribed new standards applicable to universal service, including mechanisms for defining the types of services to be provided as part of a universal service program, specific goals or criteria applicable to universal service programs, new qualifications for receipt of universal service funding and new requirements for contributions to universal service funding. The FCC, in conjunction with a federal-state joint board composed of FCC and state commission members, has been working since passage of the 1996 Act to implement these new statutory provisions. While new cost-identification models for non-rural local carriers were adopted effective on January 1, 2000, similar models for rural carriers were rejected by the FCC, leaving previous Universal Service Fund (“USF”) calculations based on embedded costs in place for the Federal High-Cost Fund. In accordance with the 1996 Act’s requirement to eliminate implicit subsidies, the FCC has specifically identified and renamed certain support mechanisms that had previously been provided implicitly through access revenue. It also made all support portable to competitive local exchange carriers (“CLECs”) on a per-line basis. A joint board recently recommended to the FCC some changes to the Federal USF and the FCC will examine modifications to the universal service funding.

     Interstate access, intrastate access, and universal service funding are all influenced by both LEC cost levels and by competitive local market penetration. Toll traffic originating or terminating on a competitors network does not generate access billings to interexchange carriers for the Company. Many of the underlying factors in jurisdictional cost separations studies that allow network costs to be recovered through access charges are diminished as competitive market penetration increases. Universal service funding may also diminish as a result of competitive local market penetration. Under FCC rules, when a CLEC is named an “eligible telecommunications carrier” as General Communication, Inc. (“GCI”) has been in Anchorage, Fairbanks and Juneau, universal service funding becomes portable to the CLEC on a per-line basis, further eroding the incumbent local exchange carriers (“ILECs”) revenue.

     Operating results for network access services are not materially impacted by seasonal factors.

     Deregulated and Other Revenue

     Deregulated and other revenues consist of B&C contracts, space and power rents, pay telephone service, customer premise equipment (“CPE”) sales, and other miscellaneous revenues generated by the Company’s local telephone operations. The Company seeks to capitalize on its local presence and network infrastructure by offering these additional services to customers and interexchange carriers. Deregulated and other revenue is generally not subject to seasonal impacts on operating results.

     Wireless

     The Company provides statewide mobile and fixed voice and data communications services throughout Alaska under the ACS brand name. The Company’s wireless segment generates revenue through subscriber access charges, airtime usage, toll charges, connection fees, roaming revenues, and enhanced features, such as short messaging services and voice mail. A subscriber may purchase services separately or may purchase rate plans that package these services in different ways to fit different calling patterns and desired features.

     The table below sets forth the annual growth in the number of wireless subscribers served and total covered population for the Company from December 31, 1999 to December 31, 2003.

	As of December 31,
	2003	2002	2001	2000	1999
Estimated covered population	480,422	478,413	468,622	462,057	460,802
Ending subscribers	87,017	82,220	80,120	75,933	73,068
Ending penetration	18.1%	17.2%	17.1%	16.4%	15.9%

     Management believes there are opportunities to improve the penetration rates of its wireless operations throughout Alaska, and in particular, Southeast Alaska. Management also believes that the market for wireless services will continue to grow with the expansion of the wireless industry as a whole, and its planned deployment of data services on its new CDMA 1XRTT and EVDO Network. CDMA 1xRTT will provide wireless voice and data services for the Company’s customers while EVDO will provide broadband wireless data services.

     The Company owns 800 megahertz B side cellular licenses that cover the major population centers in Alaska, including Anchorage, Fairbanks, Juneau and the Kenai Peninsula. Today, these B side frequencies support the Company’s TDMA network. The Company also owns 10 megahertz E Block PCS licenses covering the entire state, including Anchorage, Fairbanks and Juneau and the Kenai Peninsula. During 2002, the Company purchased 10 megahertz F Block PCS licenses covering Fairbanks and Juneau. The Company is currently building a commercial network using CDMA 1xRTT with plans to launch during the second quarter of 2004, which will initially be supported on the Company’s PCS spectrum.

     Wireless revenue declines slightly in the winter months and increases in the summer months due to Alaska’s northern latitude and the wide swing in available daylight and changes in weather patterns between summer and winter and their effect on business, tourism and subscriber calling patterns. However, operating results for wireless services are not materially impacted by seasonal factors.

     Internet

     The Company provides Internet access services to approximately 46,000 customers. In order to offer Internet access, the Company provides local dial-up telephone numbers for its customers. The Company is currently able to offer high speed DSL service to approximately 72% of its local access lines in its major local telephone service territories. These local dial-up numbers and dedicated DSL connections allow customers access, through a modem connection on their computer, to a series of computer servers The Company owns and maintains. These servers allow customers to access their e-mail accounts and to be routed to local access points that connect customers to the Internet. The Company charges customers either a flat rate for unlimited use or a usage sensitive rate. Operating results for Internet access services are not materially impacted by seasonal factors.

     Interexchange

     The Company currently has approximately 43,000 long distance customers which the Company believes represents less than 5% of total interexchange revenues in Alaska. The Company owns fiber capacity for high-speed links within Alaska and for termination of traffic outside Alaska. The Company also resells the services of other long distance carriers.

     The Company is subject to numerous conditions imposed by the RCA and, to a lesser degree, by the FCC on the manner in which the Company conducts its long distance operations. Among the conditions applied to the Company’s long distance affiliate are those which:

•	require the Company to hold all books and records, management, employees and administrative services separate, except that services may be provided among affiliates through arm’s length affiliated interest agreements,

•	prohibit ACSA, ACSAK, ACSN and ACSF from bundling local and intra-state long distance services until competition develops in their local markets and

•	prevent ACSLD from joint ownership of telephone transmission or switching facilities with the LECs and from using the LEC’s assets as collateral for ACSLD’s own indebtedness.

     Although there is some seasonal impact on customer usage patterns for long distance, operating results are not materially impacted by seasonal factors.

     Video Entertainment

     In the third quarter of 2003, the Company began offering customers in Alaska satellite video entertainment through a partnership arrangement with DISH Network.

Sales and Marketing

     The Company markets its product and service offerings under the “Alaska Communications Systems” and “ACS” brands, subject to regulatory and strategic business considerations. Recently, the Company has reorganized to more effectively sell and service all of its product offerings through single points of customer contact.

     Key components of the Company’s sales and marketing strategy include:

•	establishing name recognition of the ACS brand across all product and service offerings,

•	making buying and using ACS products and services easier than ever,

•	marketing the Company’s offerings to each consumer to obtain a greater percentage of each consumer’s telecommunications services expenditures,

•	providing convenient and valuable bundles of products and services,

•	centralizing marketing functions to optimize impact and efficiency,

•	improving quality and reliability of customer service,

•	developing and delivering to the market new products and services driven by a view of total customer needs,

•	driving greater productivity from direct sales efforts, and

•	teaming sales and service for a complete and seamless customer experience.

     The Company believes that it can leverage its position as an integrated, one-stop provider of telecommunications services with strong positions in local access, wireless, Internet, and interexchange long distance and data markets. By pursuing a marketing strategy that takes advantage of these characteristics and that facilitates cross-selling and packaging of its products and services, the Company believes it can increase penetration of new product offerings, improve customer retention rates, increase its share of its customers’ overall telecommunications expenditures, and achieve continued revenue and operating cash flow growth.

Network Facilities

     As of December 31, 2003, the Company owned 65 host switches serving over 314,000 access lines. All of the Company’s access lines are served by digital switches provided predominately by Nortel Networks Corporation. The Company’s switches are linked through a combination of extensive aerial, underground and buried cable, including 640 sheath miles of fiber optic cable and digital microwave and satellite links. The Company has 100% single-party services (one customer per access line), and believes substantially all of its major switches have current generic software upgrades installed which allows for the full range of enhanced customer features, such as call waiting, caller identification and call forwarding.

     The Company has integrated numerous network elements to offer a variety of services and applications that meet the increasingly sophisticated needs of customers. These elements include Signal System 7 signaling networks, voice messaging platforms, digital switching, DSL and, in some communities, integrated service digital network access. As the telecommunications industry experiences significant changes in technology, customer demand and competition, the Company intends to introduce additional enhancements.

     Network operations and monitoring are provided by the Company’s network operating control center located in Anchorage. The network operating control center has technicians staffed seven days a week, 24 hours a day and monitors both wireline and wireless switching. The Company also has customer care call center and walk in facilities in Anchorage and Fairbanks along with additional walk in customer care facilities in Juneau, Sitka, Kenai/Soldotna, Kodiak, North Pole and Homer. These customer care facilities sell and service all of the Company’s product lines. All of these facilities offer extended business hours to efficiently handle customer inquiries and orders for service.

     The Company has enhanced its network to accommodate developing products and technology. The Company completed its Multi-Protocol Label Switching over Asynchronous Transfer Mode network or MPLS/ATM network in early 2002. Core MPLS/ATM nodes were installed in Anchorage, Fairbanks, Kenai, Juneau, the Mat-Su valley and Seattle. The Company believes the MPLS/ATM network enhances its capability to provide a complete suite of converged telecommunications, data and video services and achieve significant operating efficiencies. The Company currently offers a variety of enhanced products and services and is able to converge them all over its MPLS core network, including the following:

•	virtual private networks and lines,

•	voice over Internet Protocol (“IP”) services,

•	transparent local area networks (LAN) and proprietary LANs and wide area networks (WAN),

•	high speed Internet access,

•	managed services and

•	video conferencing.

     The Company’s wireless operations consist of four digital switches, 140 cell sites and three repeaters covering over 70% of Alaska’s population and substantially all major population centers and highway corridors in the State plus one analog switch and cell site covering Barrow, Alaska. The Company’s switching and cell site infrastructure is linked by fiber, wireline and digital microwave, primarily owned by the Company. The Company’s TDMA wireless voice network consists of three Ericsson digital switches, one analogue switch and 105 cell sites using the Company’s 800 megahertz B side cellular licenses. The Company’s TDMA network covers the major population centers in Alaska, including Anchorage, Fairbanks, Juneau and the Kenai Peninsula. The Company is currently building a commercial wireless voice and data CDMA 1xRTT network with plans to launch during the second quarter of 2004. To support this planned launch, the Company has installed one Nortel digital CDMA switch and over 35 cell sites as of March 2004. The Company also has installed EVDO capabilities on this CDMA network, primarily in Anchorage, which the Company expects to launch in the second half of 2004. Over time, the Company plans to continue to expand its CDMA network and migrate its TDMA customer onto its CDMA network. The Company’s CDMA network will initially be supported on the Company’s 10 megahertz E and F Block PCS spectrum, but the Company expects to eventually deploy CDMA technology over the Company’s 800 megahertz B side cellular licenses and phase out TDMA service at some time in the future.

     The Company’s facilities based long distance network connects the major population centers of Anchorage, Fairbanks, Juneau and the Kenai Peninsula to each other primarily over owned fiber optic facilities or IRU capacity. The Company also owns undersea IRU fiber optic capacity connecting Alaska to the rest of the world via Seattle, Washington and lease undersea fiber optic capacity over a redundant route connecting Alaska to the rest of the world via Portland, Oregon.

Customers

     The Company has three basic types of customers for the services of its LECs:

•	consumer and business customers located in their local service areas that pay for local phone service,

•	interexchange carriers that pay for access to long distance calling customers located within the Company’s local service areas and

•	CLECs that pay for wholesale access to the Company’s network in order to provide competitive local service on either a wholesale or UNE basis as prescribed under the 1996 Act.

     As of December 31, 2003, approximately 52% of the Company’s retail access lines served consumers, while 48% served business customers.

     The Company also has approximately 87,000 wireless subscribers, 46,000 Internet subscribers and 43,000 long-distance subscribers consisting substantially of retail consumer and business customers.

     GCI accounted for 10% of consolidated 2003 revenues and no other customers accounted for more than 10% of consolidated revenue.

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

     In September 1997, GCI and AT&T Alascom, the two largest long distance carriers in Alaska, began providing competitive local telephone services in Anchorage. GCI competes principally through UNE interconnection with ACSA facilities, while AT&T Alascom competes primarily by reselling ACSA’s services. Competition is based upon price and pricing plans, types of services offered, customer service, billing services, and quality and reliability of service. GCI has focused principally on advertising discount plans for bundled services. AT&T Alascom’s strategy has been to resell ACSA’s service as part of a package of local and long distance services. As a result, ACSA now has approximately 49% competitive market penetration as of

December 31, 2003. The Company expects GCI and AT&T Alascom to continue to compete for local telephone business.

     As of December 31, 2003, the Company estimates that it now has approximately 76% market share in Fairbanks. GCI has competed in Fairbanks primarily through reselling services and through UNE interconnection. Similar trends are being experienced by ACSAK in its Juneau market where, as of December 31, 2003, the Company have approximately 77% market share.

     The Company expects increasing competition from providers of various services that provide users the means to bypass its network. Long distance companies may construct, modify or lease facilities to transmit traffic directly from a user to a long distance company. Cable television companies also may be able to modify their networks to partially or completely bypass the Company’s local network. GCI, the dominant cable operator in Alaska and a CLEC, is currently testing cable telephony service and recently announced plans to start switching its local phone service customers in Anchorage over to its cable system in 2004.

     In addition, while wireless telephone services have historically complemented traditional LEC services, the Company anticipates that existing and emerging wireless technologies may increasingly compete with LEC services. For example, ACS is deploying CDMA 1xRTT and EVDO wireless services in its markets and its principal wireless competitor, Dobson Communications, Inc., is deploying GSM wireless services. Both CDMA and GSM technologies may serve as a satisfactory wireless alternative to traditional LEC wireline services. At this time it is not possible to predict the impact of the growth in wireless networks on the Company’s share of the local market. Technological developments in wireless telephone features, digital microwave, local number portability and other wireless technologies are expected to further permit the development of alternatives to traditional wireline services. The FCC’s requirement that ILEC’s offer wireline-to-wireless number portability may increase the competition our ILEC’s face from wireless carriers.

     Wireless Services

     The wireless telecommunications industry is experiencing significant technological change, as evidenced by the increasing pace of improvements in the capacity and quality of digital technology, shorter cycles for new products and enhancements, and changes in consumer preferences and expectations. The Company believes that the demand for wireless telecommunications services is likely to increase significantly as equipment costs and service rates continue to decline and equipment becomes more convenient and functional. Competition is based on price, quality, network coverage, packaging features and brand reputation. There are six PCS licensees in each of the Company’s wireless service areas. The Company holds B side cellular licenses for Alaska’s major communities and PCS licenses covering the entire state, including Anchorage, Fairbanks and Juneau and the Kenai Peninsula. The Company currently competes with at least one other wireless provider in each of its wireless service areas, including Dobson Communications and Alaska DigiTel. The Company believes that the unique and vast terrain and the high cost of a PCS system buildout make additional competitive entrance into markets outside of Anchorage uneconomical at this time.

     As the market for simple wireless voice services approaches maturity, providers are experiencing downward pressure on price. The Company is positioning itself to offset this impact by bringing new higher margin services to market. By developing products for targeted market segments, the Company is leveraging the advantage in market share and geographical coverage to attract new customers and increase monthly revenues from existing customers. The Company continuously evaluates new service offerings in order to differentiate it from its competitors, produce additional revenues and increase margins. The FCC’s requirement that wireless carriers implement number portability may decrease customer loyalty and increase wireless competition.

     Internet Services

     The market for Internet access services is highly competitive in most markets in the state. There are few significant barriers to entry, and the Company expects that competition will intensify in the future. The Company currently competes with a number of established online services companies, interexchange carriers,

LECs with Internet subsidiaries, satellite service providers and cable television companies. The Company believes that its ability to compete successfully will depend upon a number of factors, including the reliability and security of its network infrastructure, the ease of access to the Internet, the availability of broadband ISP access and the pricing policies of its competitors. During 2003, the Company continued to deploy its DSL services in Anchorage, Fairbanks, Juneau, Kenai/Soldotna, Homer and Sitka, Alaska for both consumer and business applications.

     Long Distance Services

     The long distance telecommunications market is highly competitive. Competition in the long distance business is based primarily on price, although service bundling, branding, customer service, billing services and quality play a role in customer’s choices to some extent. The Company currently offers long distance service to customers located primarily in the more populous communities within its service territory. AT&T Alascom and GCI are currently the two major competing long distance providers in Alaska. The Company believes it currently has less than 5% of total interexchange revenues in Alaska. The Company provides traditional “1+” direct distance dialing (DDD), toll-free services, calling cards and private line services for data and voice applications. The Company has introduced flat-fee long distance programs. These programs allow customers to purchase interstate minutes of use in blocks of time for a single monthly fee. The Company expects to continue offering innovative products of this nature in the future.

     Video Entertainment

     Currently the Companies only major competitor to the satellite provider, DISH Network, in providing video entertainment is GCI.

Employees

     As of December 31, 2003, the Company employed a total of 1,087 regular full-time employees, 873 of whom were represented by the International Brotherhood of Electrical Workers, Local 1547 (“IBEW”). Management considers employee relations to be good with both the represented and non-represented workforce. On November 2, 1999, the IBEW membership for the Company ratified the terms of a master collective bargaining agreement that governs the terms and conditions of employment for all IBEW represented employees working for the Company in the State of Alaska. The master agreement embraces a labor-management relationship that is founded on trust, cooperation and shared goals. The November 1999 agreement, which expires December 31, 2006, provides for wage increases up to 4% in specified years based on the annual increases in the consumer price index for Anchorage as reported by the U.S. Department of Labor CPI-U. The last wage increase under the agreement was implemented in January 2004 and the next scheduled wage review is in November 2004. The master agreement also limits the Company’s health and welfare contributions for represented employees to 4% annually.

     Non-represented employees qualify for wage increases based on individual and Company performance, and key employees are also eligible for performance-based incentives. The Company provides a total benefits package, including health, welfare, and retirement components that are competitive in the Company’s market.

Website Access to Reports

     The Company makes its periodic and current reports available, free of charge, on its investor website, www.ALSK.com, as soon as practicable after such material is electronically filed with, or furnished to, the SEC.

Regulation

     The following summary of the regulatory environment in which the Company’s business operates does not describe all present and proposed federal, state and local legislation and regulations affecting the telecommunications industry in Alaska. Some legislation and regulations are currently the subject of judicial review, legislative hearings and administrative proposals which could change the manner in which this industry operates. The Company cannot predict the outcome of any of these matters or their potential impact on the Company’s business. Regulation in the telecommunications industry is subject to rapid change, and any such change may have an adverse effect on the Company in the future.

     Overview

     The telecommunications services the Company provides and from which the Company derives a large majority of its revenue are subject to extensive federal, state and local regulation. The Company’s LEC subsidiaries are regulated common carriers and have the right to set maximum rates at a level that allows the Company to recover the reasonable costs incurred in the provision of regulated telecommunications services and to earn a reasonable rate of return on the investment required to provide these services. Because they face competition, however, most of the Company’s LEC subsidiaries may not be able to realize their allowed rates of return.

     In conjunction with the recovery of costs and establishment of rates for regulated services, the Company’s LEC subsidiaries must first determine their aggregate costs and then allocate those costs between regulated and nonregulated services; then between state and federal jurisdictions; and finally among their various interstate and intrastate services. This process is referred to as “separations” and is governed primarily by the FCC’s rules and regulations. The FCC is considering whether to modify or eliminate the current separations process. This decision could indirectly increase or reduce earnings of carriers subject to separations rules by reallocating costs between the federal and state jurisdictions. Maximum rates for regulated services and the amount of high-cost support are set by the FCC with respect to interstate services and by the RCA with respect to intrastate services.

     At the federal level, the FCC generally exercises jurisdiction over services of telecommunications common carriers, such as the Company, used to provide, originate or terminate interstate or international communications as well as related facilities. The FCC does not directly regulate enhanced services and has preempted inconsistent state regulation of enhanced services. The Company’s wireless services use FCC radio-frequency licenses and are subject to various FCC regulations, including 911 and number portability requirements. The RCA generally exercises jurisdiction over services used to provide, originate or terminate communications between points in Alaska as well as related facilities. In addition, pursuant to the 1996 Act, federal and state regulators share responsibility for implementing and enforcing certain policies intended to foster competition in local telecommunications services. In particular, state regulatory agencies have substantial oversight over the provision by ILECs of interconnection and non-discriminatory network access to CLECs. Local governments often regulate the public rights-of-way necessary to install and operate networks, may require communications services providers to obtain licenses or franchises regulating their use of public rights-of-way, and may require carriers to obtain construction permits and abide by building codes.

     Federal Regulation

     The Company must comply with the Communications Act of 1934, as amended, (“Communications Act”), and regulations promulgated there under which require, among other things, that communications carriers offer interstate services at just, reasonable and nondiscriminatory rates and terms. The amendments to the Communications Act contained in the 1996 Act significantly changed and are expected to continue to change the telecommunications industry. Among other changes, the 1996 Act promotes competition in local telecommunications services by removing barriers to entry and through interconnection and network access requirements, and makes universal service support explicit and portable. The Company must obtain FCC approval before it can transfer control of any of its common carrier subsidiaries or its radio frequency licenses or authorizations, make such an acquisition or discontinue an interstate service.

     Interconnection with Local Telephone Companies and Access to Other Facilities

     In order to ensure access to local facilities and services at reasonable rates, the 1996 Act imposes a number of access and interconnection requirements on LECs. Generally, a LEC must:

•	not prohibit or unreasonably restrict the resale of its services;

•	provide for telephone number portability, so customers may keep the same telephone number if they switch service providers;

•	ensure that customers are able to route their calls to telecommunications service providers without having to dial additional digits;

•	provide access to their poles, ducts, conduits and rights-of-way on a reasonable, non-discriminatory basis; and

•	when a call originates on its network, compensate other telephone companies for terminating or transporting the call.

     Most ILECs have the following additional obligations under the 1996 Act:

•	negotiate in good faith with any carrier requesting interconnection;

•	provide interconnection for the transmission and routing of telecommunications at any technically feasible point in its network on just, reasonable and nondiscriminatory rates, terms and conditions;

•	provide access to UNEs, such as local loops, switches and trunks, or combinations of UNEs at nondiscriminatory, cost-based rates;

•	offer retail local telephone services to resellers at discounted wholesale rates;

•	provide notice of changes in information needed for another carrier to transmit and route services using its facilities; and

•	provide physical collocation, which allows a CLEC to install and maintain its network termination equipment in an ILEC’s central office, or to obtain functionally equivalent forms of interconnection.

     Because the Company’s ILEC subsidiaries other than ACSA qualify as rural LECs, (“RLECs”), under the 1996 Act, a statutory exemption from the interconnection requirements for those carriers applies until the Company receive a bona fide request for interconnection and the RCA lifts the exemption. The RCA must continue an exemption until it determines that interconnection is technically feasible, not unduly economically burdensome and consistent with universal service. Without such exemption, the Company’s RLECs may face more competition, declining revenues and higher costs. Even after lifting the exemption for a RLEC, the RCA may suspend or modify an interconnection requirement if it determines that such action is in the public interest and necessary to avoid a significant adverse economic impact on users, an undue economic burden or a technically infeasible requirement.

     ACSA, ACSF and ACSAK have also responded to a formal complaint brought by GCI at the FCC. The parties have negotiated a resolution of the matter.

     On June 30, 1999, the Alaska Public Utilities Commission (“APUC”) (the predecessor of the RCA) issued an order terminating the rural exemptions of ACSN (as to its Glacier State Study Area), ACSAK and ACSF. On October 11, 1999, the RCA affirmed the APUC’s order. As a result, these RLECs were no longer exempt from the interconnection requirements applicable to ILECs, and the Company’s competitors immediately requested interconnection agreements. The Alaska Superior Court denied the Company’s request to stay and subsequently upheld the RCA’s order. On December 12, 2003, the Alaska Supreme Court ruled that the termination of ACSN’s rural exemption was erroneous, and the termination of ACSF and ACSAK’s rural exemptions may be erroneous. The court reversed and remanded the ACSF and ACSAK decisions back to the RCA for further proceedings. A decision on these remand proceedings is expected in May 2004. During the pendency of the remand proceedings, the obligations of ACSF and ACSAK to provide UNEs to CLECs to support new customers have been suspended.

     Since the RCA terminated the Company’s rural exemptions, the Company’s discretionary capital expenditures have decreased in Fairbanks and Juneau in light of the UNE-based competition. The Company may need to increase its capital expenditures operating expenses in order to continue to meet its universal service and service quality obligations under state regulation. The UNE rates set by the RCA have been set at below the Company’s cost in Anchorage, Fairbanks and Juneau and the Company may face similar excessively low UNE rates set by the RCA if the Company loses its other rural exemptions. If the RCA continues to terminate the rural exemptions for ACSF and ACSAK, absent compensating measures (such as rate increases or market structure reforms, like replacing implicit subsidies by explicit support mechanisms, rate deaveraging, or regulatory flexibility), the Company’s operating results could be adversely affected.

     To implement the interconnection requirements of the 1996 Act, the FCC adopted rules requiring, among other provisions, that ILECs price UNEs based on forward-looking economic costs using the total element long-run incremental cost methodology, and that ILECs combine UNEs for competitors when they are unable to do so themselves.

     In its Triennial Review order released in August 2003, the FCC eliminated the obligation of ILECs to provide unbundled access to certain network elements, including new fiber loops, high-capacity loops and transport, and packet switches. Similarly, the FCC eliminated the requirement that line-sharing, where a CLEC offers high-speed Internet access over certain frequencies while the ILEC provides voice telephone services over other frequencies using the same local loop, be available as an unbundled element for new users. The Triennial Review order redefined the standard for determining which services are subject to mandatory unbundling. This order also provides state regulatory commissions with an increased role in determining which individual elements must be unbundled as well as the UNE platform (“UNE-P”) in the markets they regulate based on detailed assessments of the status of competition. The RCA decided not to challenge the FCC’s finding to eliminate the unbundling requirement for switching for medium and large business customers. In proceedings before the RCA pursuant to the Triennial Review order, the Company is seeking the elimination of additional unbundling requirements such as mass market switching, inter-office transport and high-capacity loops.

     On March 2, 2004, the U.S. Court of Appeals for the D.C. Circuit, however, vacated the FCC’s nationwide determination of impairment as to mass market switching and the FCC’s delegation to state commissions of market assessments for unbundling requirements in the FCC’s Triennial Review order. The court upheld the FCC’s termination of unbundling requirements for new fiber loops, packet switches, line sharing and high-capacity transport services. The Appeals Court remanded the matter back to the FCC for further proceedings consistent with its order. Several parties, however, have already expressed an intention to seek reconsideration or appeal of the Appeals Court’s decision. Consequently, there is considerable uncertainty regarding the FCC’s unbundling rules and the RCA proceedings to implement the FCC’s rules.

     In addition, the FCC is reexamining its pricing standard for UNEs and may reconsider other aspects of its new rules. The FCC is seeking comment on amending its rules to ensure that state commissions do not set UNE prices in a manner that understates ILECs’ costs. The Triennial Review order clarified that, in setting UNE prices, states should adjust their assumptions about depreciation and cost-of-capital to reflect a competitive marketplace, and the FCC suggested that states consider whether accelerated rather than straight-line depreciation more accurately reflects the competitive marketplace. Furthermore, Congress may consider legislation that may modify some aspects of these rules. The Company cannot predict the outcome of any of these proceedings or of any action taken by the RCA pursuant to the new rules.

     Interstate Access Charges

     The FCC regulates the prices that ILECs charge for the use of their local telephone facilities in originating or terminating interstate transmissions. The FCC structured these prices, or access charges, as a combination of flat monthly charges paid by the end-users, or subscriber line charges, and usage sensitive charges paid by long distance carriers.

     The Company’s ILECs’ interstate access charges are developed by a cost-of-service method to earn an authorized maximum rate of return. NECA develops averaged access rates for participating ILECs based on the costs of these carriers. All the Company’s ILECs participate in NECA’s tariff for non-traffic sensitive costs, which are primarily loop costs. While ACSA files its own traffic sensitive access tariff, which covers primarily switching costs, the Company’s other ILECs participate in NECA’s traffic sensitive access tariff. Participants in a NECA tariff charge averaged access rates, pool their revenues, and distribute the revenues on the basis of each individual carrier’s costs. The NECA tariffs reduce the cost burden on individual ILECs of filing tariffs and also spread some of the risks of providing interstate access services. None of the Company’s ILECs has chosen the FCC’s price cap method for its interstate access charges.

     In 2001, the FCC adopted an order implementing certain proposals of the Multi-Association Group (“MAG”) to reform the access charge system for rural ILECs. This order governs the access charges that the Company’s ILECs can collect from long distance carriers. Among other things, the MAG plan reduces usage sensitive access charges on long distance carriers and shifts a portion of cost recovery to subscriber line charges. As a result, the aggregate amount of access charges paid by long distance carriers to ILECs has decreased and may continue to decrease. In adopting the MAG plan, the FCC determined that rate-of-return carriers, such as the Company’s ILECs, continue to be permitted to set rates based on the authorized rate of return of 11.25%. Additionally, the FCC initiated a rulemaking proceeding to investigate the MAG’s proposed incentive regulation plan and other means of encouraging rate-of-return carriers to increase their efficiency and competitiveness. The MAG plan expires in 2006 and will need to be renewed or replaced at such time. The Company cannot predict what changes, if any, the FCC may eventually adopt.

     Proposals currently being debated within the industry may result in the elimination of interstate and intrastate access charges paid by long distance carriers, and the requirement that carriers such as ACSA, ACSF, ACSAK and ACSN recover those interstate and intrastate costs from a combination of end-user charges and universal service support. The FCC has indicated it expects to take some action to reform intercarrier compensation, including access charges, in 2004 or 2005. The Company cannot predict what or when, the FCC may adopt any changes.

     Federal Universal Service Support

     The Communications Act requires the FCC to establish a universal service program to ensure that affordable, quality telecommunications services are available to all Americans. The program at the federal level has several components, including one that pays support to LECs servicing areas for which the costs of providing basic telephone service are higher than the national average. The 1996 Act requires the FCC to make universal service support explicit, expand the types of communications carriers that are required to pay universal support, and allow CLECs to be eligible for universal service support, including where they serve customers formerly served by ILECs.

     In May 2001, the FCC adopted a proposal from the Rural Task Force to reform universal service support for rural areas. As adopted, for an interim five-year period, until no later than July 1, 2006, eligible rural carriers will continue to receive support based on a modified embedded cost mechanism. The FCC has indicated that, for the period thereafter, it will develop a comprehensive plan for high-cost support mechanisms for rural and non-rural carriers which may rely on forward-looking costs. The Company is unable to predict whether and to what extent it would be eligible to receive any federal high-cost support under such a plan.

     Universal service funds are only available to carriers that are designated as eligible telecommunications carriers (“ETCs”) by a state regulatory commission. CLECs and other providers that have been granted ETC status are eligible to receive the same amount of universal service support per customer as the ILEC serving the same area. The FCC is reviewing many issues related to USF payments following recommendations from a Federal-State Joint Board on Universal Service, including the level of support for CLECs and the effects of payments to CLECs on support provided to ILECs. The FCC is expected to act on some of these USF issues by the end of February 2005, and some ILECs believe that revised rules may reduce their support to the extent that CLECs in their service areas receive USF support for UNE-loop based service.

     The RCA granted GCI’s request that it be designated an ETC in Anchorage, Fairbanks, Juneau, and Fort Wainwright, all of which are currently served by the Company’s subsidiaries. The addition of a second ETC in the service areas of the Company’s properties could increase the competition the Company face by providing additional revenues to the Company’s competitors, and thereby decrease the Company’s revenues. Wireless carriers have also petitioned the RCA for ETC status. In August 2003, the RCA granted ETC status to Alaska DigiTel, LLC (“DigiTel”) for the Matanuska Telephone Association (“MTA”) service area. In May 2003, ACSW applied for ETC status in this service area and Fairbanks. Dobson Cellular Systems, Inc. (“Dobson”) is seeking ETC status and asked the RCA to redefine the Company’s service areas on a wire center basis. If this petition is granted, Dobson might be allowed to receive USF support for serving portions but not all of the Company’s service areas. Additionally, Matanuska-Kenai, Inc d/b/a MTA Wireless and Unicom, Inc. (“Unicom” a United Utilities, Inc. affiliate) have petitioned for ETC status for their service areas.

     The Company’s operating subsidiary companies are required to contribute to the federal USF a percentage of their revenue earned from interstate and international services. Although the Company’s rural ILECs receive payment from the federal USF, the Company cannot be certain of how, in the future, the Company’s contributions to the fund will compare to the support they receive from the fund. The FCC has proposed making changes to its USF contribution methodology, and the Company cannot predict the outcome of that proceeding or any legislation which may change the USF.

     Interstate Long Distance Services

     The FCC does not regulate the rates, terms or facilities of the Company’s interstate long distance services. However, the Company must comply with the general requirement that its charges and terms be just, reasonable and nondiscriminatory. Also, the Company must comply with FCC rules regarding unauthorized switching of a customer’s long distance service provider, or slamming; the FCC has recently levied substantial fines on some carriers for slamming. In addition, ACSLD must post the rates, terms and conditions of its service on its Internet web site and engage in other public disclosure activities.

     The FCC required that ILECs that provide interstate long distance services originating from their local exchange service territories must have long distance affiliates which maintain separate books of account and acquire any services from their affiliated ILECs at tariffed rates, terms and conditions.

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

     Federal law preempts state and local regulation of the entry of, or the rates charged by, any provider of commercial mobile radio services (“CMRS”) that includes personal communications services and cellular services. The FCC does not regulate such rates. The FCC imposes a variety of regulatory requirements on CMRS operators. For example, CMRS operators must be able to transmit 911 calls from any qualified handset without credit check or validation, are required to provide the location of the 911 caller within an increasingly narrow geographic tolerance over time, and as of December 31, 2003, are required to provide 911 service for individuals with speech and hearing disabilities, or TTY service. ACSW has petitioned the FCC for a limited waiver of the 911 implementation deadlines and for an extension of the TTY requirements; the Company cannot predict when or how the petitions will be decided.

     Local number portability allows a customer to retain his or her telephone number when changing telecommunications carriers within the same local market. The FCC requires local number portability for CMRS carriers under rules that distinguish between carriers operating in the largest 100 metropolitan statistical areas and those operating outside the top 100 markets. None of the cities in which the Company provides wireless service is among the top 100 markets. Therefore, under the FCC’s rules, if ACSW receives a request to allow an end user to retain a telephone number while changing service providers, ACSW must be capable of allowing this number portability by May 24, 2004 or within 6 months of a bona fide request. The FCC also requires that if a LEC customer wants to retain a telephone number while changing to a CMRS service provider (such as ACSW), the LEC must have the capability to allow this wireline-to-wireless number portability by May 24, 2004 or within six months of a bona fide request, where the requesting CMRS carrier’s coverage area overlaps the geographic location of the LEC rate center to which the number is assigned (unless the LEC can provide specific evidence demonstrating that doing so is not technically feasible). These number portability rules are expected to increase the level of competition among CMRS service providers, but also to increase the ability of CMRS providers to win customers from LECs. The Company cannot predict the net impact of these new rules on the Company.

     Internet Services

     The Company provides Internet access services as an Internet service provider, or ISP. The FCC has classified such services as information services, so they are not subject to various regulatory obligations that are imposed on common carriers, such as paying access charges or contributing to USF. Also, the FCC generally preempts state and local regulation of information services.

     In March 2002, the FCC held that high-speed Internet access service delivered using cable television facilities constitutes an “information service” (which is not subject to common carrier regulations). Although the Company’s provision of high-speed Internet services over its telecommunications network is currently regulated as a telecommunications service, the FCC is considering whether to narrow the scope of this regulation to “non-dominant” status or reclassify such services as information services. The Company also offers a retail Internet service that is an information service under the FCC’s current policies. The FCC’s classification of cable modem services has been remanded by the United States Court of Appeals for the Ninth Circuit, which reiterated an earlier decision finding that cable modem services constituted both a “telecommunications service” and an “information service.” The FCC is also currently giving further consideration to its regulation of high-speed Internet access services offered over cable facilities versus telecommunications facilities. The FCC may decrease regulation on the Company’s broadband services or possibly subject cable modem services to certain common carrier responsibilities. If the FCC implements such a requirement, the Company may be able to supplement its own high-speed Internet access offerings by obtaining access to GCI’s high-speed Internet access cable lines for its own Internet service provider.

     In February 2004, the FCC determined that particular entirely Internet-based voice over Internet Protocol (“VoIP”) service is an information service and exempt from such regulatory obligations. Also in February 2004, the FCC launched a comprehensive rulemaking to determine the appropriate types of regulation, including such matters as intercarrier compensation and contributions to USF, to which ISPs offering or enabling different types of services, including VoIP, should be subject. The Company cannot predict the outcome of these proceedings or the effect of FCC decisions in this area on the Company’s business.

     Other Federal Regulations

     The Company is subject to various other federal rules and statutes, including with regard to the use of customer proprietary network information in marketing services, and implementing capabilities to be used by law enforcement officials in executing court authorized electronic surveillance. Other FCC initiatives that may impact the Company’s regulated subsidiaries include access to poles, ducts, conduits and rights-of-way, Truth-in-Billing requirements, EEO reporting, and anti-slamming rules. These requirements may impose costs on the Company and limit its business opportunities.

     State Regulation

     Telecommunication companies are required to obtain certificates of public convenience and necessity from the RCA prior to operating as a public utility in Alaska. The RCA must also approve transfers of such certificates. The RCA regulates rates and terms for local, intrastate access and intrastate long distance services. Also, pursuant to the 1996 Act and the FCC’s rules, the RCA decides various aspects of local network interconnection offerings and agreements. In addition, the RCA supervises the administration of the Alaska Universal Service Fund (“AUSF”) and decides on ETC status for purposes of the federal USF.

     Interconnection

     The 1996 Act specifies that resale and UNE rates are to be negotiated among the parties subject to approval by the state regulatory commission, or, if the parties fail to reach an agreement, arbitrated by the state regulatory commission.

     In January 1997, ACSA’s predecessor, ATU, entered into an interconnection agreement with GCI, which provided for resale and UNE interconnection, and with AT&T Alascom, which provided for resale. Neither interconnection agreement contained a defined term or a termination date. Near the end of 1999, the Company notified GCI of the Company’s view that the interconnection agreement pertaining to ACSA had reached the end of a reasonable period of availability. In January 2000, the Company filed a motion with the RCA to reopen the original GCI arbitration proceedings involving ACSA for the purpose of establishing an appropriate forward looking cost model and re-pricing various interconnection services and UNEs. On October 25, 2001, the RCA granted ACSA an interim UNE rate increase. The RCA held a formal hearing on final Anchorage UNE rates during November 2003. The Company cannot predict when the RCA will issue a final order in this matter or what the outcome will be.

     Subsequent to the RCA terminating the rural exemptions for the Fairbanks, Juneau and ACSN’s Glacier State study area markets, the Company entered into unsuccessful negotiations for interconnection agreements with GCI. Interconnection issues, including the pricing for UNEs, were subject to a RCA arbitration during 2000. On September 5, 2000, the RCA issued orders largely ratifying the findings of the arbitrator in these interconnection arbitration proceedings. The agreements were scheduled to expire on October 5, 2003, and have been extended pending arbitration of new agreements. GCI and the arbitrator have agreed to defer further work on the interconnection agreements for ACSF and ACSAK pending resolution of the rural exemption remand proceedings and the ACSA interconnection proceeding. As part of the agreement to defer these proceedings, GCI also agreed that new interconnection agreements for ACSF and ACSAK will be in place no later than October 6, 2004. Any rates ultimately agreed to or arbitrated will be effective retroactive to April 6, 2004. In light of the pending arbitrations for new interconnection agreements for ACSF and ACSAK, the Company dismissed the Company’s federal district court actions concerning the existing ACSF and ACSAK interconnection agreements on October 14, 2003.

     Since 1999, the Company has also entered into interconnection agreements with Alaska Fiber Star, LLC, TelAlaska Long Distance, Inc., Level 3, and other entities.

     Competitive Local Exchange Regulations

     The APUC adopted regulations to govern competition in the local exchange marketplace. The transitional regulations provide for, among other things:

•	initial classification of all ILECs, including the Company’s rural properties and ACSA, as dominant carriers;

•	requirements that all carriers, both dominant and nondominant, offer all retail services for resale at wholesale rates (although the extent of the offerings depends on the facilities and general service offerings of the carriers);

•	dominant carrier pricing flexibility in competitive areas, under which carriers may reduce retail rates, offer new or repackaged services and implement special contracts for retail service upon 30 days’ notice. Only rate increases affecting existing services are subject to full cost support showings for ILECs in areas with local competition; and

•	application of such regulations limited initially to the ACSA market, and in 2002, extended to the ACSF and ACSAK markets.

     The RCA had been investigating ACSA’s new facilities construction and connection practices, which GCI claims result in disparate treatment for its customers. Certain RCA rulings in this case were appealed to state court in 2002. On December 8, 2003, the court remanded the case to the RCA to determine whether provisions in the FCC’s Triennial Review order on new facilities construction preempt its ruling in the case. Based on the parties’ joint motion, on January 7, 2004, the RCA vacated that portion of the order requiring the Company’s ILECs to modify their line extension tariffs to include GCI customers. On March 15, 2004, the RCA determined that all other pending issues in this proceeding had been resolved and terminated its investigation.

     End User Local Rates

     The rates charged by the Company’s ILECs to end-users for basic local service are generally subject to the RCA’s regulation based on a cost-of-service method using an authorized rate of return. Local rates have historically been set at a level that will allow recovery of embedded costs for local service. Competition may prevent local rates from being sufficient to recover such costs for local service. Rate cases are typically infrequent, carrier-initiated and require the carrier to meet substantial burdens of proof.

     In compliance with an order of the APUC, all the Company’s ILECs filed revenue requirement studies on July 1, 2001. Based on the RCA’s decision, ACSF and ACSN will have revenue requirement reductions, likely leading to rate decreases, while ACSAK and ACSA will have increased revenue requirements, likely leading to rate increases. ACSF, ACSN and ACSAK have filed cost-of-service and rate-design studies and testimony, and have submitted to the RCA a rate settlement jointly stipulated to by all the parties. On February 20, 2004, the RCA convened a hearing to review the proposed rate settlement. A decision is expected before or during the second quarter of 2004. ACSA will file its cost-of-service and rate-design studies and testimony in the second half of 2004. An ACSA rate hearing is scheduled for December 2004. The RCA also granted a waiver petition filed on June 6, 2003, permitting ACSA to file retail-tariff amendments for the Anchorage market on an interim basis as if it were a non-dominant carrier, which may afford ACSA greater pricing flexibility on an experimental basis. At this stage of the proceedings, it is not possible to predict whether the RCA will adopt the Company’s proposals.

     Intrastate Access Rates

     ILECs not yet subject to local competition participate in a pool administered by the AECA for intrastate access charges to long distance carriers. The AECA pools their access costs and sets a statewide average price annually which participating ILECs charge to long distance carriers for originating or terminating calls. Access revenues are collected in a pool and then redistributed to the ILECs based on their actual costs.

     The RCA requires an ILEC to file separate, individual company access charge tariffs when a competitor enters its service area. These tariffs are based on the ILEC’s cost of service and are revised annually. The Company’s only ILEC remaining in the AECA pool as of December 31, 2003 is ACSN. The RCA has approved draft regulations for public comment that propose to change the current annual update process to a biennial review.

     The RCA recently issued a spreadsheet model developed by its staff for comment, so that it can analyze the impacts of different methods of recovering access costs. Subsequently, on March 1, 2004, the RCA released draft regulations for public comment that propose to substantially restructure access loop cost recovery. If the RCA’s proposed regulations are adopted, interexchange carriers will cease contributing any amount to intrastate loop cost recovery at the conclusion of a five-year transition period. Following the transition period, the RCA’s proposed rules require that approximately 60% of the loop cost be allocated to the local jurisdiction with the residual 40% being allocated approximately equally between instate subscriber line charges and support from the AUSF. The Company is unable to predict the ultimate outcome of this rulemaking.

     Alaska Universal Service Fund

     To remove subsidies which had been implicit in intrastate access pricing, the RCA established the AUSF. The AUSF serves as a complement to the federal USF, but must meet federal statutory criteria concerning consistency with federal rules and regulations. Currently, the AUSF supports a portion of certain higher cost carriers’ switching costs, the costs of lifeline service (which supports rates of low income customers), and a portion of the cost of Public Interest Pay Telephones. Recent proposals have targeted the AUSF as a source of funding for cost shifts that are likely to occur as a result of intrastate access charge reform. The RCA has adopted regulations which limit high-cost switching support to local companies with access lines of 20,000 or less. This change has eliminated the switching support that the Company’s rural ILECs received. The resulting cost recovery shift is being addressed in the local service rate cases commenced in 2001. It is unclear the degree to which the AUSF might be used to absorb cost shifts that result if federal universal service support is scaled back in the future.

     Other State Regulations

     The RCA has proposed changes in its rules governing provision of statewide directory assistance (“DA”) that would alter the DA market structure, the manner of providing DA service in Alaska and carrier-to-carrier DA obligations. The new rules would make the provision of DA more competitive and permit CLECs to provide DA service. If the rules are adopted, the Company expects that ACSA may remain the provider of DA service in some areas, at least for some period of time, and that other competitors such as GCI may enter the business. Since the RCA has not yet adopted rules, it is not possible to predict the financial impact of these DA market changes on the Company’s ILECs’ operating results.

     On November 21, 2002, the RCA sought public comment on modifying its competitive local market regulations. Additionally, the RCA initiated a proceeding in June 2003 in response to recently enacted legislation to review its rules governing telecommunications rates, charges between competing telecommunications companies and telecommunications competition. The RCA’s review must be guided by certain principles, including that the incumbent carrier must not be placed at an unfair competitive disadvantage and that rates charged to the public must be fair. Additionally, the Alaska state legislature required that the RCA’s regulations implement certain policies including that there be fair payment by one carrier for the use of another carrier’s equipment and facilities, and that in competitive service areas the ILEC must be subject to the same retail tariffing standards and regulations as the new carrier. The law contains other provisions which promote competitive goals and encourage more businesses to enter and remain as telecommunications carriers in Alaska. The RCA issued proposed regulations in November 2003 which do not appear to substantially modify the existing regulatory structure.

     In addition, on March 10, 2004, the RCA issued proposed regulations concerning bundling of local exchange and intrastate interexchange services. The RCA’s proposed rules fail to substantially reform existing restrictions.

     Environmental Regulations and Radio Emissions

     The Company’s operations are subject to federal, state and local laws and regulations governing the use, storage, disposal of, and exposure to hazardous materials, the release of pollutants into the environment and the remediation of contamination. As an owner or operator of property and a generator of hazardous wastes, the Company could be subject to environmental laws that impose liability for the entire cost of cleanup at contaminated sites, regardless of fault or the lawfulness of the activity that resulted in contamination. The Company believes, however, that its operations are in substantial compliance with applicable environmental laws and regulations.

     The Company’s wireless operations are also subject to regulations and guidelines that impose a variety of operational requirements relating to radio frequency emissions. The potential connection between radio frequency emissions and negative health effects, including some forms of cancer, has been the subject of substantial study by the scientific community in recent years. To date, the results of these studies have been inconclusive. Although the Company has not been named in any lawsuits alleging damages from radio frequency emissions, it is possible it could be in the future, particularly if scientific studies conclusively determine that radio frequency emissions are harmful.

Item 2. Properties

     At December 31, 2003, the Company’s telecommunications network includes over 640 sheath miles of fiber optic cable, over 188 switching facilities and a statewide wireless network. In addition, the Company owns fiber capacity for high-speed links within Alaska and for termination of traffic in the continental United States. The Company plans to continue enhancing its network to meet customer demand for increased bandwidth and advanced services. See “Business — Network Facilities.” The Company owns approximately 334,000 square feet of facilities in Anchorage, Alaska, which includes its corporate headquarters. The Company also owns or leases facilities in the Company’s service areas across Alaska. The Company believes this space is sufficient for it to conduct its business.

     Local Telephone. The Company’s primary local telephone properties consist of 188 switching facilities. The Company owns most of its administrative and maintenance facilities, customer service center, central office and remote switching platforms and transport and distribution network facilities. The Company’s local telephone assets are located in Alaska.

     The Company’s transport and distribution network facilities include a fiber optic backbone and copper wire distribution facilities that connect customers to remote switch locations or to the central office and to points of presence or interconnection with interexchange carriers. These facilities are located on land pursuant to permits, easements, right of ways or other agreements.

     Wireless. The Company has four digital switching centers, 140 cell sites and three repeaters covering substantially all major population centers and highway corridors in Alaska plus one analog switch and cell site covering Barrow, Alaska. The Company leases the land or tower space on which 130 sites are located, and owns the remaining ten sites.

     Internet. The Company owns or leases point of presence facilities that permit its dial-up and DSL customers to access the Internet in over 30 communities serving the majority of Alaska’s populated areas. These communities are linked over both owned and leased facilities to the Internet at Seattle, Washington.

     Interexchange. The Company is a facilities based interexchange carrier. The Company has invested in fiber optic capacity through an indefeasible right of use that provides bandwidth between the Company’s Anchorage, Fairbanks, and Juneau locations and Seattle, Washington. The Company also leases transport facilities and has arrangements with other interexchange carriers to terminate traffic in the continental United States.

     Substantially all of the Company’s assets (including those of its subsidiaries) are pledged as collateral for its senior obligations. See Note 6 “Long-term Obligations” to the Alaska Communications Systems Holdings, Inc. Consolidated Financial Statements for further discussion.

Item 3. Legal Proceedings

     The Company is involved in various legal proceedings involving regulatory matters described under “Business — Regulation.”

     A class action lawsuit was filed against the Company on March 14, 2001. The litigation alleges various contract and tort claims concerning the Company’s decision to terminate its Infinite Minutes long distance plan. A trial is scheduled for September 2004. A class of approximately 24,000 plaintiffs is expected to be certified. The Company believes this suit to be without merit and intends to maintain a vigorous defense.

     On September 15, 2003, the Company received notification that the State of Alaska was terminating the Telecommunications Services Partnering Agreement (“TPA”), a contract under which the Company was obliged to provide comprehensive telecommunications services to the State of Alaska for a period of five years. On

October 1, 2003, the Company announced that it had entered into a voluntary settlement agreement with the State of Alaska under which the Company made a cash payment to the State of Alaska of approximately $3.4 million and transferred to the State of Alaska title to certain capital equipment. The parties agreed to cooperate to complete disentanglement by December 31, 2003. As of December 31, 2003, the Company and the State had completed the majority of their Settlement Agreement disentanglement obligations. All services provided by the Company under the TPA prior to January 1, 2004 were either transitioned to other service providers at the direction of the State or transitioned to the Company’s current commercial rates for such services. The Company completed its remaining obligations under the Settlement Agreement during the first quarter of 2004. The Company cannot guarantee that further disputes will not arise in connection with the completion of the disentanglement procedures and as a result the Company cannot currently estimate the impact that the termination, including the total costs of disentanglement, will have on its revenues or results.

     GCI filed a complaint against the Company with the FCC regarding various service ordering and provisioning issues. The parties have negotiated a resolution of this matter.

     The Company has disputes with Dobson Communications concerning certain reciprocal requirements and the ownership of a tower. The Company cannot predict when or how these matters will be resolved.

     The Company was named as a defendant in an action brought by Fireweed Communications regarding its use of the Company’s Eagles Nest communications tower. The parties have reached an agreement to settle the matter and the case has been dismissed.

     The Company is involved in various other claims, legal actions and regulatory proceedings arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

     Omitted pursuant to General Instruction I (2)(c) of Form 10-K.

PART II

Item 5. Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

     The Company is a wholly owned subsidiary of ACS Group and as such has no publicly traded equity securities.

Dividends

     The Company paid its parent, ACS Group, dividends of $10,530,327 during 2003. ACS Holdings’ bank credit agreement and indentures have certain restrictions governing its ability to pay dividends to ACS Group.

Item 6. Selected Financial Data

SELECTED HISTORICAL FINANCIAL DATA

     The following table sets forth selected historical condensed consolidated financial data of the Company. Consider the following points in connection with the table:

•	Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. Upon adoption and completion of the analysis required under SFAS No, 142, a transitional impairment loss of $105.4 million was recognized as the cumulative effect of a change in accounting principle in the first quarter of 2002. The Company performed its required annual goodwill impairment test as of October 1, 2002 and recognized an impairment loss of $64.8 million in operating expenses for the year ended December 31, 2002.

•	On March 30, 2002, the Company approved a plan to sell its wireless cable television service segment. As a result of this decision, the operating revenue and expense of this segment has been classified as discontinued operations for all periods presented.

•	On May 8, 2003, the Company completed the sale of a majority interest (87.42%) in its Directories Business. Subsequently, on August 27, 2003, the Company disposed of substantially all of its remaining interest in the Directories Business. As a result of this transaction, the Company now owns less than 0.1% of the Directories Business. See Note 10 “Gain on Disposal of Assets” in the footnotes to the financial statements for additional information on this transaction.

•	The selected historical consolidated operating data for the year ended December 31, 1999 represents the consolidated results of the Company from May 15, 1999, the date the Company completed the acquisition of four local telephone companies in Alaska, through December 31, 1999.

•	Certain reclassifications have been made to the 2002, 2001, 2000 and 1999 financial statements to make them conform to the current presentation of the Company’s consolidated operations.

     The selected historical consolidated financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements of the Company and the related notes. See Index to Consolidated Financial Statements and Schedule which appears on page F-1 hereof.

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC. AND SUBSIDIARIES
For the Years Ended December 31, 2003, 2002, 2001, 2000, and 1999
(dollars in thousands)

	2003	2002	2001	2000	1999
Operating Data:
Operating revenues	$323,548	$340,144	$328,525	$311,366	$192,663
Operating expenses	360,775	360,745	281,402	277,598	176,084
Loss (gain) on disposal of assets	(112,622)	2,163	—	—	—

Operating income (loss)	75,395	(22,764)	47,123	33,768	16,579
Other income (expense)	(78,230)	(46,910)	(54,246)	(58,701)	(37,275)

Loss before income taxes, discontinued operations, extraordinary item and cumulative effect of change in accounting principle	(2,835)	(69,674)	(7,123)	(24,933)	(20,696)
Income tax expense (benefit)	1,095	—	(195)	(197)	(301)

Loss from continuing operations	(3,930)	(69,674)	(6,928)	(24,736)	(20,395)
Loss from discontinued operations	(52)	(7,632)	(1,718)	(917)	(306)
Loss before cumulative effect of change in accounting principle	(3,982)	(77,306)	(8,646)	(25,653)	(20,701)
Cumulative effect of change in accounting principle	—	(105,350)	—	—	—

Net loss	$(3,982)	$(182,656)	$(8,646)	$(25,653)	$(20,701)

Balance Sheet Data (end of period)
Total assets	$685,187	$755,871	$951,123	$954,681	$977,177
Long-term debt including current portion	535,004	592,831	596,603	599,642	598,407
Stockholder’s equity	18,449	18,618	208,678	231,153	266,541
Other Financial Data:
Cash provided (used) by operating activities	$55,216	$65,799	$76,638	$143,547	$(50,648)
Cash provided (used) by investing activities	106,679	(78,571)	(94,483)	(74,699)	(774,653)
Cash provided (used) by financing activities	(82,662)	(9,675)	(3,039)	(15,958)	833,741
Capital expenditures	50,744	71,464	87,582	72,253	74,792

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

Introduction

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and the other financial information included elsewhere in this Form 10-K.

     On May 8, 2003, the Company completed the sale of a majority interest (87.42%) in its Directories Business. Subsequently, on August 27, 2003, the Company disposed of substantially all of its remaining interest in the Directories Business. As a result of this transaction, the Company now owns less than 0.1% of the Directories Business. See Note 10 “Gain on Disposal of Assets” in the footnotes to the financial statements for additional information on this transaction.

     During the first quarter of 2003, the Company’s lenders approved an amendment and waiver to its old senior credit facility that, among other things, permitted the Company to sell its Directories Business and required that 75% of proceeds would be used to repay outstanding senior credit facility term loans. This amendment and waiver became effective on May 8, 2003, and on May 13, 2003, the Company paid down $107 million of its outstanding term loans under its old senior credit facility. On August 26, 2003, the Company completed the refinancing of its old senior credit facility term loans. The Company entered into a $250 million new senior credit facility consisting of a term loan facility in an aggregate principal amount of $200 million and an undrawn revolving credit facility of $50 million. The Company simultaneously issued $182 million aggregate principal amount of 9 7/8% senior unsecured notes due 2011. From these proceeds, the Company paid off the remaining $321 million of its old senior credit facility, thereby extinguishing it.

     On September 15, 2003, the Company announced the appointment of Liane Pelletier as CEO and President and the retirement of Charles E. Robinson as CEO. Ms. Pelletier joined the Company’s Board of Directors effective October 6, 2003, after spending 17 years at Sprint Corporation, most recently as a member of the Executive Management Committee and as Chief Integration Officer. Ms. Pelletier’s position consolidates Mr. Robinson’s day-to-day responsibilities and those of Wesley E. Carson, who left in May 2003 to be CEO of the Directories Business. Mr. Robinson, a 45-year telecom industry veteran who founded the Company in 1999, remained as Chairman of the Board until December 31, 2003 but retired from day-to-day management of the Company on October 6, 2003. Ms. Pelletier replaced Mr. Robinson as Chairman on January 1, 2004. On November 6, 2003, the Company announced the appointment of David C. Eisenberg to the position of Senior Vice President, Corporate Strategy and Development. Mr. Eisenberg is directly responsible for strategic planning, business development, market and competitive analysis, market research and strategy, regulatory strategy and corporate communications. Mr. Eisenberg comes from Sprint Corporation where he was Vice President—Corporate Strategy and responsible for helping shape that corporation’s strategic direction. On January 26, 2004, the Company announced the appointment of Sheldon Fisher as Senior Vice President of Sales and Product Marketing. Mr. Fisher comes from Sprint Corporation where he was Vice President, Broadband Direct. Mr. Fisher focused on deploying a number of new technologies while at Sprint, and his knowledge will be essential as the Company delivers innovative new offerings to its customers. On March 1, 2004, the Company announced the appointment of David Wilson to the position of Chief Financial Officer. In his previous position, Mr. Wilson was Chief Financial Officer of Triumph Communications, a subsidiary of Hughes Electronics.

     On November 19, 2003, John M. Egan joined the Company’s Board of Directors. Mr. Egan is the recently retired founder and chairman/CEO of ARRIS Group. ARRIS is a global communications technology company specializing in the design and engineering of broadband local access networks and a leading developer and supplier of optical transmission, cable telephony and Internet access for cable systems operators. On January 9, 2004, Patrick Pichette joined the Company’s Board of Directors. Mr. Pichette is Executive Vice-President at Bell Canada. In this capacity, he is responsible for accelerating BCE’s migration to the customer service, infrastructure and support systems required to create its new IP-based network.

     In December 2001, the Company entered into a Telecommunications Services Partnering Agreement or TPA with the State of Alaska that became effective on April 1, 2002, to provide comprehensive telecommunications services for a period of five years. This contract obligated the Company, among other things, to deploy and manage advanced and innovative technologies through new and previously untested business practices. The TPA contained a specific completion date of April 1, 2003 for certain implementation aspects, as the well as specific ongoing service level agreements. Both parties to the TPA alleged breaches and failures to perform by the other party, and on September 15, 2003, the Company received notification from the State of Alaska that the State was terminating the TPA between the two parties and initiating the disentanglement procedures under the contract. On October 1, 2003, the Company announced that it had entered into a voluntary settlement with the State of Alaska regarding the TPA. Subsequently, the Company and the State negotiated and agreed to a definitive Settlement Agreement and Mutual Release, or the Settlement Agreement, effective October 14, 2003. As of December 31, 2003, the Company and the State had completed the majority of the Settlement Agreement disentanglement obligations. All services provided by the Company under the TPA prior to January 1, 2004 were either transitioned to other service providers at the direction of the State or transitioned to the Company’s current commercial rates for such services.

     The Company generates revenue primarily through:

•	the provision of local telephone services, including:

•	basic local service to retail customers within the Company’s service areas,

•	wholesale service to CLECs,

•	network access services to interexchange carriers for origination and termination of interstate and intrastate long distance phone calls,

•	enhanced services,

•	ancillary services, such as billing and collection, and

•	universal service payments;

•	the provision of wireless services;

•	the provision of Internet services; and

•	the provision of interexchange network long-distance and data services.

     In addition, the Company provides video entertainment services through its partnership with the satellite operator, Dish Network.

     Local Telephone — The Company is the largest LEC in Alaska and the 13th largest in the United States. Basic local service is generally provided at a flat monthly rate and allows the user to place unlimited calls within a defined local calling area. Access revenues are generated in part by billing interexchange carriers for access to the LEC’s local network and its customers and in part by billing the local customers themselves. Universal service revenues are a subsidy paid to rural LECs to support the high cost of providing service in rural markets. Other service revenue is generated from ancillary services and enhanced services.

     Changes in revenue are largely attributable to changes in the number of access lines, local service rates and minutes of use. Other factors can also impact revenue, including:

•	intrastate and interstate revenue settlement methodologies,

•	authorized rates of return for regulated services,

•	whether an access line is used by a business or consumer subscriber,

•	intrastate and interstate calling patterns,

•	customers’ selection of various local rate plan options,

•	selection of enhanced calling services, such as voice mail, and

•	other subscriber usage characteristics.

     LECs have three basic tiers of customers:

•	consumer and business customers located in their local service areas that pay for local phone service and a portion of network access,

•	interexchange carriers that pay for access to long distance calling customers located within its local service areas and

•	CLECs that pay for wholesale access to the Company’s network in order to provide competitive local service on either a wholesale or UNE basis as prescribed under the 1996 Act.

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

     Wireless - The Company is one of the largest statewide providers of wireless services in Alaska, currently serving approximately 87,000 subscribers. Its wireless network covers over 480,000 residents, including all major population centers and highway corridors. The Company operates a TDMA digital network in substantially all of its service areas, and plans to upgrade this network to a new generation of digital network known as CDMA 1xRTT over the course of 2004.

     Internet - The Company is the second largest provider of Internet access services in Alaska with approximately 46,000 customers. The Company offers dial-up and dedicated DSL Internet access to its customers. The Company is a single source provider of advanced IP based private networks in Alaska.

     Interexchange - The Company provides switched and dedicated long distance services to approximately 43,000 customers in Alaska. The traffic from these customers is carried over the Company’s owned or leased facilities.

     Satellite Television – The Company provides video entertainment services on a resale basis through the Company’s partnership with the satellite provider, Dish Network. The Company entered into this agreement in August 2003.

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

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the significant estimates affecting the financial statements are those related to the realizable value of accounts receivable, long-lived assets, income taxes, network access revenue reserves and litigation reserves. Actual results may differ from those estimates.

     Access revenue is recognized when earned. The Company participates in toll revenue pools with other telephone companies. Such pools are funded by toll revenue and/or access charges regulated by the RCA within the intrastate jurisdiction and the FCC within the interstate jurisdiction. Much of the interstate access revenue is initially recorded based on estimates. These estimates are derived from interim financial statements, available separations studies and the most recent information available about achieved rates of return. These estimates are subject to adjustment in future accounting periods as additional operational information becomes available. To the extent that disputes arise over revenue settlements, the Company’s policy is to defer revenue collected until settlement methodologies are resolved and finalized. At December 31, 2003, the Company had recorded liabilities of $15.2 million related to its estimate of refundable access revenue. Actual results could vary from this estimate.

     The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred taxes reflect the temporary differences between the financial and tax bases of assets and liabilities using the enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent that it is more likely than not that such deferred tax assets will not be realized. If the Company thought it was more likely than not that all of its deferred tax assets would be realized in future periods, the Company’s previously reported net losses for the three years ended December 31, 2003 would decrease by up to $92.3 million and its accumulated deficit would decrease from $253.8 million to as much as $161.5 million.

     The local telephone exchange operations of the Company account for costs in accordance with the accounting principles for regulated enterprises prescribed by SFAS No. 71, Accounting for the Effects of Certain Types of Regulation. This accounting recognizes the economic effects of rate regulation by recording cost and a return on investment as such amounts are recovered through rates authorized by regulatory authorities. Accordingly, under SFAS No. 71, plant and equipment is depreciated over lives approved by regulators and certain costs and obligations are deferred based upon approvals received from regulators to permit recovery of such amounts in future years. The Company implemented, effective January 1, 2003, higher depreciation rates for its regulated telephone plant for the interstate jurisdiction which management believes approximate the economically useful lives of the underlying plant. As a result, the Company has recorded a regulatory asset under SFAS No. 71 of $17.2 million as of December 31, 2003 related to depreciation of the regulated telephone plant allocable to its intrastate and local jurisdictions. The Company has also deferred as a regulatory asset $0.9 million of costs incurred in connection with regulatory rate making proceedings, which is being amortized over three years starting in 2003. The balance of this regulatory asset was $0.6 million at December 31, 2003. If the Company were not following SFAS No. 71, it would have recorded additional depreciation expense of $17.2 million for the intrastate and local jurisdictions and the deferred costs incurred in connection with regulatory rate making proceedings would have been charged to expense as incurred. The Company also has a regulatory liability of $50.5 million at December 31, 2003 related to accumulated removal costs. If the Company were not following SFAS No. 71, it would have followed SFAS No. 143 for asset retirement obligations. Non-regulated revenues and costs incurred by the local telephone exchange operations and non-regulated operations of the Company are not accounted for under SFAS No. 71 principles.

     Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. In accordance with the guidelines of this accounting principle, goodwill and indefinite-lived intangible assets are no longer amortized but will be assessed for impairment on at least an annual basis. SFAS No. 142 requires that goodwill be tested for impairment at the reporting unit level upon adoption and at least annually thereafter, utilizing a two-step methodology. The initial step requires the Company to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such unit. If the fair value exceeds the carrying value, no impairment loss would be recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of the unit may be impaired. The amount, if any, of the impairment is then measured in the second step. The Company determined the fair value of each reporting unit for purposes of this test primarily by using a discounted cash flow valuation technique. Significant estimates used in the valuation include estimates of future cash flows, both future short-term and long-term growth rates, and estimated cost of capital for purposes of arriving at a discount factor. At December 31, 2003, the Company had recorded goodwill of $38.4 million applicable to its local telephone and wireless segments.

     The Company is involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business, and has recorded litigation reserves of $3.9 million as of December 31, 2003 against certain claims and legal actions. The Company believes that the disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. Estimates involved in developing these litigation reserves could change as these claims, legal actions and regulatory proceedings are resolved.

Results of Operations

     The following table summarizes the Company’s operations for the years ended December 31, 2003, 2002, and 2001. Certain reclassifications have been made to 2002 and 2001 to conform to the current presentation of the Company’s consolidated operations.

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Operating revenues:
Local telephone:
Local network service	$96,357	$99,512	$96,270
Network access revenue	97,759	108,335	102,977
Deregulated revenue and other	21,271	18,600	22,164

Total local telephone	215,387	226,447	221,411
Wireless	46,548	43,180	41,894
Directory	11,631	33,604	33,870
Internet	33,026	20,847	13,724
Interexchange	16,956	16,066	17,626

Total operating revenues	323,548	340,144	328,525
Operating expenses:
Local telephone	116,354	114,582	117,820
Wireless	31,064	29,352	27,429
Directory	5,249	14,170	14,684
Internet	45,523	31,299	16,577
Interexchange	25,542	23,647	25,784
Contract termination and asset impairment charges	54,858	—	—
Depreciation and amortization	82,185	82,940	79,108
Loss (gain) on disposal of assets, net	(112,622)	2,163	—
Goodwill impairment loss	—	64,755	—

Total operating expenses	248,153	362,908	281,402

Operating income (loss)	75,395	(22,764)	47,123
Other income and expense:
Interest expense	(68,822)	(49,113)	(57,565)
Interest income and other	(9,408)	2,203	3,319

Total other income (expense)	(78,230)	(46,910)	(54,246)

Loss before income taxes, discontinued operations and cumulative effect of change in accounting principle	(2,835)	(69,674)	(7,123)
Income tax expense (benefit)	1,095	—	(195)

Loss from continuing operations	(3,930)	(69,674)	(6,928)
Loss from discontinued operations	(52)	(7,632)	(1,718)

Loss before cumulative effect of change in accounting principle	(3,982)	(77,306)	(8,646)
Cumulative effect of change in accounting principle	—	(105,350)	—

Net loss	$(3,982)	$(182,656)	$(8,646)

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

     Operating Revenues

     Operating revenues decreased $16.6 million, or 4.9%, for the year ended December 31, 2003 compared to the year ended December 31, 2002. Wireless, Internet, and interexchange revenues increased compared to the prior period, while local telephone decreased. On May 8, 2003, the Company completed the sale of a majority interest (87.42%) in its Directories Business. The Company did not have any revenues from operations from the Directories Business after that date.

     Local Telephone

     Local telephone revenues, which consist of local network service, network access revenue, and deregulated revenues and other, decreased $11.1 million, or 4.9%, for the year ended December 31, 2003 compared to the same period in 2002.

     The local network service component of local telephone revenues was $96.4 million during 2003 compared with $99.5 million during 2002. Local network service revenue decreased $3.2 million or 3.2% from the prior year, while average access lines in service decreased 2.7% to 318,614. Substantially all of the decrease reflects the net effect of retail market share losses offset by increases in unbundled network element revenue. Retail access lines decreased 15,330 or 6.5% to 220,818 at December 31, 2003.

     The Company experienced a loss of direct retail customers during the year as customers cancelled second lines they were not using or switched to competing service providers. This reduction in direct retail customers was partially offset by an increase in wholesale lines. Generally, if a retail local network service customer of the Company switches to a competitor, the Company continues to provide the line to the competitor on a wholesale basis at reduced revenue per line. Management believes that the continuing loss of market share it has experienced in certain of its markets is partially attributable to below cost interconnection rates mandated by the RCA for UNEs. During the first quarter of 2000, the Company reopened interconnection proceedings for its Anchorage market and during the second quarter of 2001 filed for an interim and refundable UNE rate increase of approximately $10 per month per loop. On October 25, 2001, the RCA granted ACSA an interim UNE rate increase of $1.07, bringing the UNE rate up from $13.85 to $14.92. The interim and refundable rate increase was implemented in November 2001 and generated approximately $0.8 million in additional revenue during 2003. The RCA held a formal hearing on final Anchorage UNE rates during November 2003. The Company cannot predict when the RCA will issue a final order in this matter or what the outcome will be. See “Business — Regulation” under Item 1 of Part I of this report for further discussion.

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

     In October 2001, the Company filed for increased interim and refundable local service rates in its Anchorage market in order to expedite a partial recovery of the total revenue deficiency. On November 15, 2001, the RCA approved an interim and refundable rate increase for ACSA of 24% for certain services. This interim and refundable rate increase was implemented in November 2001 and generated approximately $3.8 million in revenue for the year 2003. The RCA concluded the revenue requirement phase of the hearing for ACSA by finding ACSA to be under earning. By increasing the amount the Company is considered to under earn, the RCA set the groundwork for increasing the rates the Company charges so that the Company earns enough to cover investment requirements to replace old assets. The Company expects the RCA to continue to hold rate hearings during December 2004.

     On March 25, 2003, the RCA issued an order approving new revenue requirements for ACSF, ACSAK, and ACSN. The RCA found over earnings by ACSF and ACSN and under earnings by ACSAK. In compliance with RCA orders, ACSF, ACSAK, ACSN have filed cost of service and rate design studies, and supporting testimony, consistent with the RCA revenue requirements orders. On February 20, 2004, the RCA held a hearing to review a stipulated rate settlement. Final rates are expected to be approved during the first half of 2004.

     Network access revenues decreased by $10.6 million, or 9.8%, from $108.3 million in 2002 to $97.8 million in 2003. During the second quarter of 2002, the Company recognized as revenue $11.1 million of previously deferred interstate access revenue related to a dispute on interstate access rates for the Anchorage market based on a favorable ruling by the District of Columbia Court of Appeals. Network access revenue is based on a regulated return on rate base and recovery of allowable expense associated with the origination and termination of toll calls for the Company’s retail and resale customers. Excluding the impact of the revenue recognized as a result of the favorable ruling by the court, the increase in network access revenues of $0.5 million compared to the corresponding period in 2002 is due primarily to updated access studies. Management expects that network access revenues will generally be on a declining trend for the foreseeable future.

     Deregulated and other revenues, which increased $2.7 million, or 14.4% from 2002, consists principally of B&C services, space and power rents, deregulated equipment sales, paystation revenues, regulated directory listing revenue, and other miscellaneous telephone revenues The increase in deregulated and other revenue was due primarily to an increase in rents and B&C revenue.

     Wireless

     Wireless revenues increased $3.4 million, or 7.8%, to $46.5 million for the year ended December 31, 2003 compared to $43.2 million for the year ended December 31, 2002. This increase is due primarily to growth in average subscribers of 4.2% from 81,170 in 2002 to 84,619 in 2003. Subscriber average minutes of use increased from 202 minutes in 2002 to 227 minutes in 2003. Primarily as a result of increased minutes of use over plan allotments, the monthly average revenue per unit, or ARPU, increased from $44.33 in 2002 to $45.84 in 2003.

     Internet

     Internet revenues increased from $20.8 million in 2002 to $33.0 million in 2003 — an increase of $12.2 million, or 58.4%. This increase is primarily due to revenue associated with the Company’s contract with the State of Alaska and because approximately $1.2 million of this increase was earned in the prior year but could not be estimated and therefore was not recorded until the current year. Internet also experienced growth in DSL subscribers of 41.2% from 12,590 at December 31, 2002 to 17,780 at December 31, 2003.

     On September 15, 2003, the Company received notification from the State of Alaska that it intended to terminate a five year Telecommunications Services Partnering Agreement with the Company and disentangle. Subsequently, the Company and the State negotiated and agreed to a definitive Settlement Agreement and Mutual Release effective October 14, 2003, outlining the terms of disentanglement between the parties. The Company anticipates that revenue for this segment will decrease in future periods as disentanglement occurs under the agreement. State of Alaska contract revenues included in Internet were $15.5 million and $8.0 million for the years ended December 31, 2003 and 2002, respectively.

     Interexchange

     Interexchange revenue increased from $16.1 million in 2002 to $17.0 million in 2003 – an increase of $0.9 million, or 5.5%. The increase in interexchange revenue is due to an increase in intrastate revenue offset by a decrease in interstate revenue. Long distance subscribers decreased from 70,000 in 2002 to 43,166 in 2003. The decrease in subscribers was substantially due to database grooming to remove approximately 20,000 non-revenue generating inactive subscribers from the subscriber list in connection with the conversion of long distance billing from an outside service bureau to an in-house system during the first and second quarters of 2003. The average revenue per unit, or ARPU, increased to $24.97 in 2003 compared to $19.73 during 2002 and total minutes of use decreased from 153.4 million in 2002 to 149.3 million in 2003. The decline in minutes of use was due to increased competition in the marketplace, and the popularity of discount long distance calling cards. The Company expects the overall trend of declining minutes to continue. Currently, the Company has a low penetration in this product, but the Company expects its market share to grow as it increasingly offers attractive bundles to its customers, which may offset declines in interexchange revenue due to the termination of the State of Alaska contract.

     Operating Expenses

     Operating expenses decreased $114.8 million, or 31.6%, from $362.9 million for the year ended December 31, 2002 to $248.2 million for the year ended December 31, 2003. Included in operating expenses for 2003 is a net gain on disposal of assets of $112.6 million and contract termination and asset impairment charges of $54.9 million. Included in operating expenses for 2002 is a goodwill impairment charge of $64.8 million and a net loss on disposal of assets of $2.2 million. Excluding these charges, operating expenses increased $9.9 million or 3.4%.

     On May 8, 2003, the Company completed the sale of a majority interest (87.42%) in its Directories Business. The Company did not have any expenses from operations from the Directories Business after this date.

     Depreciation and amortization associated with the operation of each of the Company’s segments has been included in total depreciation and amortization.

     Local Telephone

     The components of local telephone expense are plant specific operations, plant non-specific operations, customer operations, corporate operations and property and other operating tax expense. Local telephone expense increased from $114.6 million for the year ended December 31, 2002 to $116.4 million for the year ended December 31, 2003 – an increase of $1.8 million or 1.5%. The increase in local telephone expense was substantially attributable to executive recruiting and retirement costs, litigation reserves, and federal universal service charges recorded during the third and fourth quarters of 2003.

     Wireless

     Wireless expense increased $1.7 million, or 5.8%, for the year ended December 31, 2003 compared to the year ended December 31, 2002. This increase is substantially due to an increase of minutes of use from 196.8 million in 2002 to 231.0 million in 2003.

     Internet

     Internet expenses increased by $14.2 million, or 45.4%. The increase in Internet expense was due principally to transition expenses and operating costs associated with providing services under the State of Alaska telecommunications contract. State of Alaska contract related expense totaling $1.5 million was incurred in the previous year but was recorded in the current year as it was the first point in which the expense could be matched to the associated revenue, as discussed above in Internet revenue. The Company and the State negotiated and agreed to a definitive Settlement Agreement and Mutual Release effective October 14, 2003, terminating the contract and outlining the terms of disentanglement between the parties. The Company anticipates expense for this segment to decline as it completes disentanglement under the contract.

     Interexchange

     Interexchange expenses increased by $1.9 million, or 8.0%. The majority of this increase was caused by an increase in B&C fees, toll switching and litigation reserves in 2003.

     Contract termination and asset impairment charges

     During the year ended December 31, 2003, the Company recorded $54.8 million in contract termination and asset impairment charges. These charges resulted from (1) the termination of the TPA with the State of Alaska and (2) an impairment of fiber optic indefeasible rights of use and IP network and service center assets resulting from the termination of the TPA as well as changes in the communications industry and the economy. The following table itemizes the components of the contract termination and asset impairment charges (in thousands).

Contract termination charges:
Contract termination payment	$3,448
Loss on disposal of assets	5,648
Accounts receivable and working capital write-downs	3,575

Total contract termination charges	12,671
Asset impairment charges	42,187

Total contract termination and asset impairment charges	$54,858

See Note 9 “Contract Termination and Asset Impairment Charges” in the Notes to Consolidated Financial Statements included elsewhere in this 10-K for a description of each element of the contract termination and asset impairment charges.

     Depreciation and Amortization

     Depreciation and amortization expense decreased $0.8 million, or 0.9%.

     Loss (gain) on disposal of assets

     On April 28, 2003, the Company entered into an underwriting agreement to sell a majority interest in its directory business and on April 29, 2003 filed a final prospectus to offer this majority interest to investors through a Canadian income fund. The transaction closed on May 8, 2003, with the Company selling an 87.42% interest and retaining a 12.58% interest in its Directories Business. The Company recognized a gain on disposition of this majority interest of its Directories Business of $97.6 million on a pre-tax basis.

     Subsequently on August 27, 2003, the Company was released from a lockup agreement relating to the remaining interest in the Directories Business and the Company disposed of substantially all of its remaining interest through the exercise of its right to convert 99.23% of its then remaining 12.58% interest to 2.5 million units of the ACS Media Income Fund, which were then sold in an underwritten offering. The transaction settled on September 4, 2003, generating $17.2 million in net proceeds and a gain on disposition of $15.9 million. As a result of this transaction, the Company now owns less than 0.1% of the Directories Business.

     The Company also recorded a non-cash loss on the disposal of certain other fixed assets of $0.9 million during 2003 and $2.2 million during 2002.

     Goodwill impairment loss

     The Company recorded a non-cash goodwill impairment charge during the fourth quarter of 2002 of $64.8 million as a result of its annual goodwill impairment test under SFAS No. 142, Goodwill and Intangible Assets. See Note 4 “Goodwill and Other Intangible Assets” in the Notes to Consolidated Financial Statements included elsewhere in this 10-K for additional information.

     Interest Expense and Interest Income and Other

     Interest expense increased $19.7 million, or 40.1%, for the year ended December 31, 2003 compared to the year ended December 31, 2002. As a result of the early extinguishments of outstanding debt of $106.7 million during the second quarter of 2003 and the refinancing of $320.7 million during the third quarter of 2003, $13.1 million of debt issuance cost was charged to interest expense. The Company also extinguished early its interest rate swap contract during the fourth quarter of 2003, resulting in an additional charge of $5.1 million. During the second quarter of 2002, the Company reversed $1.7 million of previously accrued interest expense as a result of a favorable ruling by the District of Columbia Court of Appeals related to a dispute on interstate access rates for the Anchorage market. In addition, the Company incurred additional interest expense in 2003 under its new $182 million 9 7/8% senior unsecured notes due 2011, offset by lower term loan balances and the results of market interest rate effects on the Company’s variable interest rate debt. Interest income and other also declined by $11.6 million, due to a $15.9 million non-operating impairment loss on a note receivable offset by the $4.3 million gain on foreign exchange on the sale of the Directories Business.

     Income Taxes

     The Company has fully reserved the income tax benefit resulting from the consolidated losses it has incurred since May 14, 1999 — the date of the acquisition of substantially all of its operations. During 2003, the Company incurred $1.1 million in Alternative Minimum Tax as a result of the sale of its Directories Business.

     Discontinued Operations

     On March 30, 2002, the Company’s management approved a plan to offer for sale its wireless cable television service segment. As a result of this decision, the operating revenue and expense of this segment has been classified as discontinued operations under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, for all periods presented and the assets and liabilities of the disposal group have been written down to their fair value, net of expected selling expense. The write down and results of operations of this discontinued segment resulted in a charge to discontinued operations of $52,000 and $7.6 million for the periods ended December 31, 2003 and 2002, respectively. The Company has fully reserved in the form of a valuation allowance the income tax benefit of this discontinuance. The Company completed its disposal of its wireless cable television segment as of March 31, 2003.

     Cumulative Effect of Change in Accounting Principle

     During the second quarter of fiscal 2002, the Company also completed the transitional review for goodwill impairment required under SFAS No. 142, Goodwill and Intangible Assets. This review indicated that goodwill recorded in the local telephone, Internet and interexchange segments was impaired as of January 1, 2002. Accordingly, the Company measured and recognized a transitional impairment loss of $105.4 million as a cumulative effect of a change in accounting principle. See Note 4 “Goodwill and Other Intangible Assets” in the Notes to Consolidated Financial Statements included elsewhere in this 10-K for additional discussion of the impact of this statement on the Company’s consolidated financial statements.

     Net Loss

     The decrease in net loss is primarily a result of the factors discussed above.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

     Operating Revenues

     Operating revenues increased $11.6 million, or 3.5%, for the year ended December 31, 2002 compared to the year ended December 31, 2001. Local telephone, wireless and Internet revenues increased compared to the prior period.

     Local Telephone

     Local telephone revenues increased $5.0 million, or 2.3%, for the year ended December 31, 2002 compared to the same period in 2001.

     The local network service component of local telephone revenues was $99.5 million during 2002 compared with $96.3 million during 2001. Revenue increased $3.2 million or 3.4% from the prior year, while average access lines in service decreased 1.0% to 327,965. The increase in revenue is due to an increase of approximately $2.1 million in additional feature, service order, directory assistance and wireless access revenue and approximately $1.1 million of additional local private line revenue. The revenue increase from approximately $4.9 million of rate increases for both retail and UNE local service rates implemented during the fourth quarter of 2001 at ACSA, as discussed below, was offset in part by promotion to enhance customer loyalty and loss of direct retail lines as customers cancelled second lines they were no longer using and some customers switched to competing service providers. While the Company receives revenue from competing service providers for providing access to the Company’s customers on a wholesale basis, below-cost UNE rates reduce the Company’s ability to profit from wholesale.

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

     The Company continued to experience loss of retail market share for local network service in its Anchorage, Fairbanks and Juneau service areas during the year. Generally, when the Company loses a retail local network service customer to a competitor, the Company continues to provide the line to the competitor on a wholesale basis at reduced revenue per line. Management believes that the continuing loss of market share it has experienced in certain of its markets is partially attributable to below cost interconnection rates mandated by the RCA for UNEs. During the second quarter of 2001, the Company reopened interconnection proceedings for its Anchorage market and filed for an interim and refundable UNE rate increase of approximately $10 per month per loop. On October 25, 2001, the RCA granted ACSA an interim and refundable UNE rate increase of $1.07, increasing the UNE rates from $13.85 to $14.92. The interim and refundable rate increase was implemented in November 2001 and generated approximately $0.7 million in additional revenue during 2002. The RCA held a formal hearing on Anchorage UNE rates during November 2003. The Company cannot predict when the RCA will issue a final order in this matter or what the outcome will be. See “Business — Regulation” under Item 1 of Part I of this report for further discussion.

     Network access revenues increased by $5.4 million, or 5.2%, from $103.0 million in 2001 to $108.3 million in 2002. During the second quarter of 2002, the Company recognized as revenue $11.1 million of previously deferred interstate access revenue related to a dispute on interstate access rates for the Anchorage market based on a favorable ruling by the District of Columbia Court of Appeals. Excluding the impact of the revenue recognized as a result of the favorable ruling by the court, the decrease in network access revenue compared to the corresponding period in 2001 is due primarily to a shift from retail and wholesale lines to UNEs. Management expects that network access revenue will decline as a component of local telephone revenue for the foreseeable future.

     Deregulated and other revenues declined $3.6 million, or 16.1% from 2001. The decline in deregulated and other revenue was due primarily to a decrease in deregulated equipment sales of approximately $3.0 million. CPE sales tend to fluctuate significantly from quarter to quarter and management believes they have also been impacted by recent economic concerns in the marketplace and technology alternatives.

     Wireless

     Wireless revenues increased $1.3 million, or 3.1%, to $43.2 million for the year ended December 31, 2002 compared to $41.9 million for the year ended December 31, 2001. This increase is due primarily to growth in average subscribers of 4.0% from 78,027 in 2001 to 81,170 in 2002. Average revenue per unit, or ARPU, decreased slightly from $44.74 in 2001 to $44.33 in 2002.

     Directory

     Directory revenues decreased slightly to $33.6 million in 2002 from $33.9 million in 2001.

     Internet

     Internet revenues increased from $13.7 million in 2001 to $20.8 million in 2002 — an increase of $7.1 million, or 51.9%. This increase is primarily due to revenue associated with the Company’s contract with the State of Alaska and growth in DSL subscribers of 78.8% from 7,041 in 2001 to 12,590 in 2002. Also contributing to the increase was the additional revenues resulting from the acquisition of MosquitoNet in July of 2001.

     On December 10, 2001, the Company entered into a five year contract with the State of Alaska to provide a broad range of telecommunications services, many of which will be provided over an IP network and supported by a service center owned and operated by ACSI. Services under this contract began to be implemented during the second quarter of 2002. The Company made substantial capital investments to support the telecommunications needs of this customer, totaling approximately $12.4 million through December 31, 2002.

     Interexchange

     Interexchange revenue decreased from $17.6 million in 2001 to $16.1 million in 2002 — a decrease of $1.6 million, or 8.9%. The decrease was due to a decline in long distance minutes of use from 219.6 million in 2001 to 153.4 million in 2002. Long distance subscribers increased from 65,705 at December 31, 2001 to 70,000 at December 31, 2002. The decline in minutes of use was due to the Company’s decision to modify and cap a previously unlimited $20 per month interstate calling plan in May of 2001, increased competition in the marketplace, and the popularity of discount long distance calling cards. During the first and second quarters of 2003, approximately 20,000 non-revenue generating inactive subscribers were removed from the subscriber lists due to database grooming.

     Operating Expenses

     Operating expenses increased $81.5 million, or 29.0%, from $281.4 million for the year ended December 31, 2001 to $362.9 million for the year ended December 31, 2002.

     Local Telephone

     Local telephone expense decreased from $117.8 million for the year ended December 31, 2001 to $114.6 million for the year ended December 31, 2002 – a decrease of $3.2 million or 2.7%. As a percentage of local telephone revenue, local telephone expense decreased from 53.2% for 2001 to 50.6% for 2002. These results reflect continued improvements in the Company’s cost structure, including workforce reductions and benefits derived from the deployment of information systems.

     Wireless

     Wireless expense increased $1.9 million, or 7.0%, for the year ended December 31, 2002 compared to the year ended December 31, 2001. This increase is substantially due to an increase of minutes of use from 162.0 million in 2001 to 196.8 million in 2002.

     Directory

     Directory expense decreased $0.5 million from $14.7 million in 2001 to $14.2 million in 2002. The decline in expenses is due to a decrease in costs of goods sold in 2002.

     Internet

     Internet expenses increased by $14.7 million, or 88.8%. The increase in Internet expense was due principally to start-up expenses associated with commencing services under the State of Alaska telecommunications contract, which the Company entered into on December 10, 2001.

     Interexchange

     Interexchange expenses decreased by $2.1 million, or 8.3%. The majority of this decrease was the result of the decline in long distance minutes of use as discussed under interexchange service revenue.

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

     Goodwill impairment loss

     The Company recorded a non-cash goodwill impairment charge during the fourth quarter of 2002 of $64.8 million as a result of its annual goodwill impairment test under SFAS No. 142, Goodwill and Intangible Assets. See Note 4 “Goodwill and Other Intangible Assets” in the Notes to Consolidated Financial Statements included elsewhere in this 10-K for additional information.

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

     Income Taxes

     The Company has fully reserved the income tax benefit resulting from the consolidated losses it has incurred since May 14, 1999 — the date of the acquisition of substantially all of its operations.

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

     Cumulative Effect of Change in Accounting Principle

     During the second quarter of fiscal 2002, the Company also completed the transitional review for goodwill impairment required under SFAS No. 142, Goodwill and Intangible Assets. This review indicated that goodwill recorded in the local telephone, Internet and interexchange segments was impaired as of January 1, 2002. Accordingly, the Company measured and recognized a transitional impairment loss of $105.4 million as a cumulative effect of a change in accounting principle. See Note 4 “Goodwill and Other Intangible Assets” in the Notes to Consolidated Financial Statements included elsewhere in this 10-K for additional discussion of the impact of this statement on the Company’s consolidated financial statements.

     Net Loss

     The increase in net loss is primarily a result of the factors discussed above.

Liquidity and Capital Resources

     The Company has satisfied its cash requirements for operations, capital expenditures and debt service primarily through internally generated funds, the sale of ACS Group stock and subsequent contribution of capital by ACS Group, and debt financing. For the year ended December 31, 2003 the Company’s cash flows from operating activities were $55.2 million. At December 31, 2003, the Company had approximately $96.3 million in net working capital, with approximately $97.8 million represented by cash and cash equivalents and $3.6 million by restricted cash. As of December 31, 2003 the Company had $50.0 million of remaining capacity under its revolving credit facility, representing 100% of available capacity.

     The Company has outstanding a $200.0 million bank credit agreement (“Senior Credit Facility”), $150.0 million in 9.375% senior subordinated notes due 2009 and $182.0 million in 9.875% senior unsecured notes due, representing substantially all of the Company’s long-term debt of $535.0 million as of December 31, 2003. In addition, $17.3 million in 13% senior discount debentures due 2011 are recorded at ACS Group and are collateralized by substantially all assets of the Company. Interest on the Company’s senior subordinated notes and senior unsecured notes and ACS Group’s senior discount debentures is payable semiannually. Interest on borrowings under the Senior Credit Facility is payable monthly, bi-monthly, quarterly or semi-annually at the Company’s option. The Senior Credit Facility requires $500,000 quarterly principal payments that commence on March 31, 2004, with the balance due in 2010. The Senior Credit Facility contains a number of restrictive covenants and events of default, including covenants limiting capital expenditures, incurrence of debt, and the payment of dividends, and requires the Company to achieve certain financial ratios. The Company is in compliance with all of its debt covenants.

     On July 15, 2002 the Company fulfilled a commitment to Neptune to provide a loan for the aggregate principal amount of $15 million in return for certain consideration. The Company has an agreement that enables it to purchase additional fiber optic capacity in future years from Neptune, the expenditures for which are expected to be significant and may exceed $25 million over the next four years. While the Company has an agreement with Neptune, certain material terms of the agreement remain subject to continued renegotiation. The significant provisions of this agreement are: i) purchase commitments by the Company for capacity in 2005 and 2007, the final price and quantity of which are subject to future events, ii) Neptune’s restoration of the Company’s traffic carried on another cable system, iii) interconnection arrangements between the Company and Neptune, should the Company exercise its option to purchase certain network assets from Neptune. The Company is currently negotiating open elements of its agreement with Neptune and renegotiating other terms and conditions of the agreement. It is impossible to determine the ultimate outcome of these negotiations at this time. The loan was written down to zero, its estimated fair value during the quarter ended September 30, 2003 as described in Note 11 “Non-operating Charges” of the financial statements attached hereto.

     The following summarizes the Company’s contractual obligations and commitments with quantifiable payment terms as of December 31, 2003:

	Total	2004	2005-2006	2007-2008	Thereafter
Long-term debt	$526,144	$1,466	$2,753	$2,470	$519,455
Capital leases	7,860	621	1,462	1,517	4,260
Operating leases	7,420	1,939	3,009	1,722	750
Unconditional purchase obligations	4,774	2,015	2,609	150	—

Total contractual cash obligations	$546,198	$6,041	$9,833	$5,859	$524,465

     The Company also has obligations for material cash interest payments on it long-term debt that is not included in the table above. Approximately 36% of the Company’s debt at December 31, 2003 is variable. See “Quantitative and Qualitative Disclosures about Market Risk” for more information.

     The local telephone network requires the timely maintenance of plant and infrastructure. The Company’s historical capital expenditures have been significant. The construction and geographic expansion of the Company’s wireless network has required significant capital. The implementation of the Company’s interexchange network and data services strategy is also capital intensive. Capital expenditures for 2002 were $71.5 million, including $4.2 million in capital leases, approximately $12.4 million necessary to meet its obligations under a contract with the State of Alaska and approximately $6.2 million for the first phases of its buildout of a CDMA network based on its PCS licenses. Capital expenditures for 2003 were $50.7 million, of which $11.5 million was expended on CDMA build out and $3.5 million was expended on the TPA. The Company anticipates capital spending of between $50 million and $55 million for 2004. The Company intends to fund its future capital expenditures with cash on hand, through internally generated cash flows, and if necessary, through borrowings under the revolving credit facility.

     On May 8, 2003, the Company completed the sale of a majority interest in the Directories Business for net proceeds of $110.4 million, after deducting its underwriters’ fees and transaction expenses of $10.2 million. The Fund’s net proceeds were used to acquire from the Company an 87.42% interest in the Directories Business. The Company received net proceeds of $105.1 million after deducting its fees and expenses associated with the transaction of $5.3 million.

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

     Subsequently, on August 27, 2003, the Company disposed of substantially all of its remaining interest in the Directories Business through the exercise of its right to convert 99.23% of its then remaining 12.58% interest in the Directories Business to 2.5 million units of the Fund, which were then sold in an underwritten offering. The transaction settled on September 4, 2003, generating $17.1 in net proceeds.

     During the first quarter of 2003, the Company’s lenders approved an amendment and waiver to its Senior Credit Facility that, among other things, permitted the Company to sell its Directories Business and required that in the event the sale was completed, 75% of proceeds would be used to repay outstanding Senior Credit Facility term loans. This amendment and waiver became effective on May 8, 2003, and on May 13, 2003, the Company paid down $106.7 million of the outstanding Senior Credit Facility term loans.

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

     In accordance with federal and state regulations, depreciation expense for the Company’s local exchange carriers regulated operations have historically included an additional provision for cost of removal. Under SFAS No. 143, the additional cost of removal provision would no longer be included in depreciation expense, because it does not meet the recognition and measurement principles of an asset retirement obligation. On December 20, 2002, the FCC notified local exchange carriers that they should not adopt the provisions of SFAS No. 143 unless specifically required by the FCC in the future. As a result of the FCC ruling, the Company will continue to record depreciation expense for cost of removal for its local exchange carrier subsidiaries that follow SFAS No. 71. Prior to SFAS 143, asset removal costs that qualified and did not qualify for asset retirement obligations were recorded in Accumulated depreciation. The accumulated asset retirement removal costs for 2003 were reclassified as regulatory liabilities in accordance with SFAS No. 143 and SFAS No. 71. Accumulated retirement removal costs in other deferred credits and long-term liabilities not qualifying for asset retirement obligations were $50.5 million at December 31, 2003. For 2002, $50.9 million in asset retirement costs have been reclassified from Accumulated depreciation to accumulated retirement removal costs in other deferred credits and long-term liabilities.

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

     On May 15, 2003, FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The new Statement requires that certain financial instruments that, under previous guidance, issuers could account for as equity, be classified as liabilities in statements of financial position. Most of the guidance in SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 had no effect on the Company’s financial position, results of operations or cash flows. Subsequently, the Company entered into an agreement in September 2003 with a retiring officer to reacquire 267 shares of the Company’s stock owned by the officer in January 2004. As a result the Company has classified those shares as shares subject to mandatory redemption within stockholders equity, as described in Note 18 “Related Party Transactions.”

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

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities (revised December 2003). FIN 46 addresses when a company should include in its financial statements the assets, liabilities and activities of a variable interest entity. FIN 46 defines variable interest entities as those entities with a business purpose that either do not have any equity investors with voting rights, or have equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. FIN 46 consolidation requirements are effective for all variable interest entities created after January 31, 2003, and to pre-existing entities in the first fiscal year or interim period ending after December 15, 2003. Certain disclosure requirements are effective for financial statements issued after January 31, 2003. The adoption of FIN 46 has no effect on the Company’s financial position, results of operations or cash flows.

Outlook

     The Company expects that, overall, the demand for telecommunications services in Alaska will grow, particularly as a result of:

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

     The telecommunications industry is extremely competitive, and the Company expects competition to intensify in the future. As an ILEC, the Company faces competition mainly from resellers, local providers who lease its UNEs and, to a lesser degree, from facilities-based providers of local telephone services. Moreover, while wireless telephone services have historically complemented traditional LEC services, the Company anticipates that existing and emerging wireless technologies may increasingly compete with LEC services. Similarly, local and interexchange service competition may come from cable television providers and voice over IP providers. In wireless services, the Company currently competes with at least one other wireless provider in each of its wireless service areas. In the highly competitive business for Internet access services, the Company currently competes with a number of established online service companies, interexchange carriers and cable companies. In the interexchange market, the Company believes it currently has less than 5% of total revenue in Alaska and faces competition from the two major interexchange providers.

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

Impact of Inflation

     The effect of inflation on the Company’s financial results has not been significant in the periods presented.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

     The Company has issued senior subordinated notes and senior unsecured notes and has entered into a bank credit facility. These on-balance sheet financial instruments, to the extent they provide for variable rates of interest, expose the Company to interest rate risk, with the primary interest rate risk exposure resulting from changes in LIBOR or the prime rate, which are used to determine the interest rates that are applicable to borrowings under the Company’s bank credit facility.

     The Company used derivative financial instruments, specifically an interest rate swap agreement, to partially hedge variable interest transactions. The Company ended its interest rate swap agreement in November 2003. The Company’s derivative financial instrument transaction was entered into for hedging purposes only. The terms and characteristics of the derivative financial instruments were matched with the underlying on-balance sheet instrument and did not constitute speculative or leveraged positions independent of these exposures.

     The table below provides information about the Company’s sensitivity to market risk associated with fluctuations in interest rates as of December 31, 2003. To the extent that the Company’s financial instruments expose the Company to interest rate risk, they are presented within each market risk category in the table below. The table presents principal cash flows and related expected interest rates by year of maturity for the Company’s bank credit facilities, senior subordinated notes, senior unsecured notes, and capital leases and other long-term obligations outstanding at December 31, 2003. Weighted average variable rates for the bank credit facilities are based on implied forward rates in the LIBOR yield curve as of December 31, 2003. Fair values included herein have been determined based on (i) the carrying value for the bank credit facility at December 31, 2003, as interest rates are reset periodically; (ii) quoted market prices for senior subordinated notes; and (iii) quoted market prices for senior subordinated notes. Alaska Communications Systems Holdings, Inc.’s Consolidated Financial Statements contain descriptions of the credit facility, senior subordinated notes, senior unsecured notes, and capital leases and other long-term obligations and should be read in conjunction with the table below.

								Fair
	2004	2005	2006	2007	2008	Thereafter	Total	Value
Interest Bearing Liabilities:
Bank credit facility	$2,000	$2,000	$2,000	$2,000	$2,000	$190,000	$200,000	$200,000
Weighted average interest rate (variable)	4.78%	6.22%	7.32%	7.99%	8.52%	8.82%	8.73%
Senior subordinated notes	$—	$—	$—	$—	$—	$150000	$150000	$150000
Average interest rate (fixed)	9.38%	9.38%	9.38%	9.38%	9.38%	9.38%	9.38%
Senior unsecured notes	$—	$—	$—	$—	$—	$182000	$182000	$191100
Average interest rate (fixed)	9.88%	9.88%	9.88%	9.88%	9.88%	9.88%	9.88%
Capital leases and other long-term	$802	$884	$967	$1024	$923	$4260	$8860	$8860
Average interest rate (fixed)	9.73%	9.78%	9.84%	9.93%	10.09%	10.66%	10.25%

     The table below provides information about the Company’s sensitivity to market risk associated with fluctuations in interest rates as of December 31, 2002. To the extent that the Company’s financial instruments expose the Company to interest rate risk, they are presented within each market risk category in the table below. The table presents principal cash flows and related expected interest rates by year of maturity for the Company’s bank credit facilities, senior subordinated notes, and capital leases and other long-term obligations outstanding at December 31, 2002. Weighted average variable rates for the bank credit facilities are based on implied forward rates in the LIBOR yield curve as of December 31, 2002. For the interest rate swap agreement, the table presents the notional amount and the related reference interest rates by year of maturity. Fair values included herein have been determined based on (i) the carrying value for the bank credit facility at December 31, 2002, as interest rates are reset periodically; (ii) quoted market prices for senior subordinated notes; and (iii) quoted prices from a financial institution for the Company’s swap agreement. Alaska Communications Systems Holdings, Inc.’s Consolidated Financial Statements contain descriptions of the senior subordinated notes, credit facility, capital leases and other long-term obligations and the interest rate swap agreement and should be read in conjunction with the table below.

								Fair
	2003	2004	2005	2006	2007	Thereafter	Total	Value
	(dollars in thousands)
Interest Bearing Liabilities:
Bank credit facility - tranche A	$1,500	$1,500	$1,500	$144,000	$—	$—	$148,500	$148,500
Weighted average interest rate (variable)	3.62%	4.40%	5.53%	6.25%	—	—	4.95%
Bank credit facility - tranche B	$1,500	$1,500	$1,500	$1,500	$142,500	$—	$148,500	$148,500
Weighted average interest rate (variable)	4.37%	5.15%	6.28%	7.03%	7.52%	—	6.07%
Bank credit facility - tranche C	$1,350	$1,350	$1,350	$1,350	$1,350	$126,900	$133,650	$133,650
Weighted average interest rate (variable)	4.62%	5.40%	6.53%	7.28%	7.80%	8.11%	6.62%
Senior subordinated notes	$—	$—	$—	$—	$—	$150,000	$150,000	$107,250
Average interest rate (fixed)	9.38%	9.38%	9.38%	9.38%	9.38%	9.38%	9.38%
Capital leases and other long-term	$1,583	$1,710	$910	$996	$1,058	$5,924	$12,181	$12,181
Average interest rate (fixed)	8.06%	8.09%	8.11%	8.13%	8.16%	9.46%	8.34%
Interest Rate Derivatives:
Variable to Fixed Interest Rate Swap Notional amount			$217,500					$14,152
Fixed Rate Payable	5.99%	5.99%	—	—	—	—	5.99%
Weighted average Variable Rate Receivable	1.37%	1.61%	—	—	—	—	1.49%

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A. Controls and Procedures

     Evaluation of disclosure controls and procedures

     The Company carried out an evaluation of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer. Based upon that evaluation, the Company’s Chief

Executive Officer and its Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

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

     Changes in internal controls

     There were no significant changes in the Company’s internal controls or, to its knowledge, in other factors that could significantly affect its disclosure controls and procedures subsequent to the date the Company carried out this evaluation.

PART III

Item 10. Directors and Executive Officers of the Registrant

     Omitted pursuant to General Instruction I (2)(c) of Form 10-K.

Item 11. Executive Compensation

     Omitted pursuant to General Instruction I (2)(c) of Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Omitted pursuant to General Instruction I (2)(c) of Form 10-K.

Item 13. Certain Relationships and Related Transactions

     Omitted pursuant to General Instruction I (2)(c) of Form 10-K.

Item 14. Principal Accountant Fees and Services

Audit Fees

     The Sarbanes-Oxley Act passed by Congress in July of 2002, requires that the audit committee be directly responsible for the appointment, compensation, and oversight of the independent auditor. At a meeting of the Audit Committee held on April 23, 2003, the Committee unanimously approved the appointment of Deloitte & Touche LLP as the Company’s independent auditors for the year ending December 31, 2003. Deloitte & Touche LLP has examined the financial statements of the Company since 1999.

     The following summarizes the fees paid to Deloitte & Touche for services rendered during 2003 and 2002:

	2003	2002
Audit Fees	$684,500	$450,400
Audit Related Fees	84,500	24,925
Tax Fees	4,885	12,794
All Other Fees	207,661	61,807

Total	$981,546	$549,926

     Audit Fees – This category includes the audit of the Company’s annual financial statements, the reviews of the condensed financial statements included in the Company’s quarterly reports on Form 10-Q and services for SEC filings related to the Company’s debt refinancing in 2003.

     Audit-Related Fees – This category includes the cost allocation manual audit in 2002 and services related to correspondence with the SEC in relation to their review of the Company’s annual report on Form 10-K and quarterly reports on Form 10-Q in 2003.

     Tax Fees – This category includes tax compliance, tax planning, and general tax advice.

     All Other Fees – This category includes a special forensic audit in 2003 and a special audit of the Company’s information technology network in 2002.

     The Audit Committee of ACS Group’s Board of Directors has considered whether Deloitte & Touche’s provision of services other than services rendered in connection with the audit of the Company’s annual financial statements is compatible with maintaining Deloitte & Touche’s independence. In January 2003, the Audit Committee implemented a process of pre-approval of engagements of Deloitte & Touche for services as required by the Sarbanes-Oxley Act of 2002 and related rules issued by the United States Securities and Exchange Commission. All services engaged after January 2003 by Deloitte & Touche were pre-approved by the Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	1. Financial Statements

The consolidated financial statements of the Company are submitted as a separate section of this Form 10-K. See Index to Consolidated Financial Statements and Schedule which appears on page F-1 hereof.

2. Financial Statement Schedule

Financial statement schedules for the Company and its subsidiaries are submitted as a separate section of this Form 10-K. See Index to Consolidated Financial Statements and Schedule which appears on page F-1 hereof.

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended December 31, 2003.

(c)	Exhibits

Exhibit
No.	Description
2.1	Purchase Agreement, dated as of August 14, 1998, as amended, by and among ALEC Acquisition Sub Corp., CenturyTel of the Northwest, Inc. and CenturyTel Wireless, Inc. (1)

2.2	Asset Purchase Agreement, dated as of October 20, 1998, by and between Alaska Communications Systems, Inc. and the Municipality of Anchorage (1)

3.1	Articles of Incorporation of the Registrant (4)

3.2	By-Laws of the Registrant (4)

4.5	Indenture, dated as of May 14, 1999, by and between Alaska Communications Systems Holdings, Inc., the Guarantors (as defined therein) and IBJ Whitehall Bank & Trust Company (1)

4.6	Purchase Agreement, dated as of May 11, 1999, by and among Alaska Communications Systems Holdings, Inc., the Guarantors, Chase Securities Inc., CIBC World Markets Corp. and Credit Suisse First Boston Corporation (1)

4.7	Indenture, dated as of May 14, 1999, by and between Alaska Communications Systems Group, Inc. and The Bank of New York (1)

4.8	First Amendment, dated as of October 29, 1999, to Indenture listed as Exhibit No. 4.7 (2)

4.9	Form of Second Amendment dated as of November 17, 1999 to Indenture listed as Exhibit No. 4.7 (3)

4.10	Purchase Agreement, dated as of May 11, 1999, by and among Alaska Communications Systems Group, Inc., DLJ Investment Partners, L.P., DLJ Investment Funding, Inc. and DLJ ESC II, L.P. (1)

4.11	Indenture, dated as of August 26, 2003, among Alaska Communications Systems Holdings, Inc., as Issuer, the Guarantors (as defined therein) and The Bank of New York, as trustee. (5)

10.1	Exchange and Registration Rights Agreement, dated as of May 14, 1999, by and among Alaska Communications Systems Holdings, Inc., the Guarantors, Chase Securities Inc., CIBC World Markets Corp. and Credit Suisse First Boston Corporation (1)

10.2	Exchange and Registration Rights Agreement, dated as of May 14, 1999, by and among Alaska Communications Systems Group, Inc., DLJ Investment Partners, L.P., DLJ Investment Funding, Inc. and DLJ ESC II L.P. (1)

10.3	ALEC Holdings, Inc. 1999 Stock Incentive Plan (1)

10.4	Alaska Communications Systems Group, Inc. 1999 Stock Incentive Plan (3)

10.5	Alaska Communications Systems Group, Inc. 1999 Non-Employee Director Compensation Plan (3)

10.6	Alaska Communications Systems Group, Inc. 1999 Employee Stock Purchase Plan (3)

10.7	Exchange and Registration Rights Agreement, dated August 26, 2003, by and among Alaska Communications Systems Holdings, Inc., the Guarantors and J.P. Morgan Securities Inc. for itself and on behalf of CIBC World Markets Corp., Citigroup Global Markets Inc., Jefferies & Company, Inc. and Raymond James & Associates, Inc. (5)

10.8	Credit Agreement, dated August 26, 2003, among Alaska Communications Systems Group, Inc., Alaska Communications Systems Holdings, Inc., as the Borrower, the Lenders Party thereto and JPMorgan Chase Bank, as Administrative Agent and Collateral Agent, CIBC World Markets Corp., as Syndication Agent, and Citicorp North America, Inc., as Documentation Agent, and J.P. Morgan Securities Inc., as Arranger. (5)

10.9	Retirement Agreement, dated as of September 14, 2003, between Alaska Communications Systems Group, Inc. and Charles E. Robinson. (5)

10.10	Executive Employment Agreement, dated as of September 14, 2003, between Alaska Communications Systems Group, Inc. and Liane Pelletier. (5)

10.11	Settlement Agreement and Mutual Release, dated October 14, 2003, by and between the State of Alaska and Alaska Communications Systems Group, Inc. (5)

10.12	Executive Employment Agreement, dated as of October 17, 2003, between Alaska Communications Systems Group, Inc. and David C. Eisenberg. (6)

10.13	Executive Employment Agreement, dated as of January 23, 2004 between Alaska Communications Systems Group, Inc. and Sheldon Fisher.

Exhibit
No.	Description
10.14	Executive Employment Agreement, dated as of February 18, 2004 between Alaska Communications Systems Group, Inc. and David Wilson.

21.1	Subsidiaries of the Registrant

24.1	Powers of Attorney (included on signature page) (5)

31.1	Certification of Liane Pelletier, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act if 2002.

31.2	Certification of David Wilson, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act if 2002.

32.1	Certification of Liane Pelletier, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act if 2002.

32.2	Certification of David Wilson, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of The Sarbanes-Oxley Act of 2002.

99.1	Amended and restated Audit Committee Charter of Alaska Communications Systems Group, Inc. and Alaska Communications Systems Holdings, Inc.

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 file No. 333-82361 and incorporated by reference thereto.

(2)	Filed as an exhibit to Alaska Communications Systems Group, Inc.’s Form 8-K filed on November 5, 1999 and incorporated by reference thereto.

(3)	Filed as an exhibit to Alaska Communications Systems Group, Inc.’s Registration Statement on Form S-1/A file No. 333-888753 filed on November 17, 1999 and incorporated by reference thereto.

(4)	Filed as an exhibit to the Registrant’s Form 10-K/A filed on October 23, 2003.

(5)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 file No. 333-109927 filed on October 23, 2003 and incorporated by reference thereto.

(6)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4/A file No. 333-109927 filed on January 21, 2004 and incorporated by reference thereto.

SIGNATURES

     Pursuant to the requirements of Section 13 or Section 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2004	Alaska Communications Systems Holdings, Inc.
	By:	/s/ Liane Pelletier
Liane Pelletier
Chief Executive Officer, Chairman of the Board and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Liane Pelletier Liane Pelletier	Chief Executive Officer, Chairman of the Board and President	March 29, 2004

/s/ David Wilson David Wilson	Senior Vice President and Chief Financial Officer (Principal Accounting Officer)	March 29, 2004

/s/ Kenneth L. Sprain Kenneth L. Sprain	Senior Vice President, Operations	March 29, 2004

/s/ David C. Eisenberg David C. Eisenberg	Senior Vice President, Corporate Strategy and Development	March 29, 2004

/s/ Sheldon Fisher Sheldon Fisher	Senior Vice President, Sales and Product Marketing	March 29, 2004

/s/ Kevin P. Hemenway Kevin P. Hemenway	Senior Vice President, Corporate Projects	March 29, 2004

/s/ Leonard A. Steinberg Leonard A. Steinberg	Vice President, General Counsel and Corporate Secretary	March 29, 2004

/s/ Byron I. Mallott Byron I. Mallott	Director	March 29, 2004

/s/ Brian Rogers Brian Rogers	Director	March 29, 2004

/s/ W. Dexter Paine, III W. Dexter Paine, III	Director	March 29, 2004

/s/ Saul A. Fox Saul A. Fox	Director	March 29, 2004

/s/ Wray T. Thorn Wray T. Thorn	Director	March 29, 2004

/s/ Charles P. Sitkin Charles P. Sitkin	Director	March 29, 2004

/s/ John M. Egan John M. Egan	Director	March 29, 2004

/s/ Patrick Pichette Patrick Pichette	Director	March 29, 2004

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Shareholders
Alaska Communications Systems Holdings, Inc.
Anchorage, Alaska

     We have audited the consolidated balance sheets of Alaska Communications Systems Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits included the financial statement schedule listed in Item 15(a)2 of Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Alaska Communications Systems Holdings, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 4 to the consolidated financial statements, effective January 1, 2002 the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets and as discussed in Note 1 to the consolidated financial statements, effective January 1, 2003 the Company adopted Statement of Financial Accounting Standards No. No. 143, Accounting for Asset Retirement Obligations.

/s/ DELOITTE & TOUCHE LLP

Portland, Oregon
March 3, 2004

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.

Consolidated Balance Sheets
December 31, 2003 and 2002
(In Thousands Except Per Share Amounts)

	2003	2002
Assets
Current assets:
Cash and cash equivalents	$97,798	$18,565
Restricted cash	3,635	3,440
Accounts receivable-trade, net of allowance of $4,432 and $6,075	41,718	48,820
Accounts receivable-affiliate	148	3,761
Materials and supplies	10,099	11,203
Prepayments and other current assets	5,850	6,172
Assets held for sale	—	261

Total current assets	159,248	92,222
Property, plant and equipment	1,041,904	1,090,365
Less: Accumulated depreciation and amortization	603,760	574,387

Property, plant and equipment, net	438,144	515,978
Goodwill	38,403	77,225
Intangible assets, net	22,055	23,269
Debt issuance costs, net of amortization of $5,196 and $15,883	18,587	21,130
Deferred charges and other assets	8,750	26,047

Total assets	$685,187	$755,871

Liabilities and Stockholder’s Equity
Current liabilities:
Current portion of long-term obligations	$2,267	$5,933
Accounts payable-affiliates	3,817	1,319
Accounts payable, accrued and other current liabilities	46,991	49,480
Income taxes payable	1,095	—
Advance billings and customer deposits	8,766	9,804

Total current liabilities	62,936	66,536
Long-term obligations, net of current portion	532,737	586,898
Other deferred credits and long-term liabilities	71,065	83,819
Commitments and contingencies	—	—
Stockholder’s equity:
Common stock, $.01 par value; 1,000 shares authorized, 1 share issued and outstanding	—	—
Contributed capital	287,242	287,242
Accumulated deficit	(264,250)	(249,738)
Accumulated other comprehensive loss	(4,543)	(18,886)

Total stockholder’s equity	18,449	18,618

Total liabilities and stockholder’s equity	$685,187	$755,871

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.

Consolidated Statements of Operations
Years Ended December 31, 2003, 2002 and 2001
(In Thousands Except Per Share Amounts)

	2003	2002	2001
Operating revenues:
Local telephone	$215,387	$226,447	$221,411
Wireless	46,548	43,180	41,894
Directory	11,631	33,604	33,870
Internet	33,026	20,847	13,724
Interexchange	16,956	16,066	17,626

Total operating revenues	323,548	340,144	328,525
Operating expenses:
Local telephone (exclusive of depreciation and amortization)	116,354	114,582	117,820
Wireless (exclusive of depreciation and amortization)	31,064	29,352	27,429
Directory (exclusive of depreciation and amortization)	5,249	14,170	14,684
Internet (exclusive of depreciation and amortization)	45,523	31,299	16,577
Interexchange (exclusive of depreciation and amortization)	25,542	23,647	25,784
Contract termination and asset impairment charges	54,858	—	—
Depreciation and amortization	82,185	82,940	79,108
Loss (gain) on disposal of assets, net	(112,622)	2,163	—
Goodwill impairment loss	—	64,755	—

Total operating expenses	248,153	362,908	281,402

Operating income (loss)	75,395	(22,764)	47,123
Other income and expense:
Interest expense	(68,822)	(49,113)	(57,565)
Interest income and other	(10,191)	2,203	3,250
Equity in income (loss) of investments	783	—	69

Total other income (expense)	(78,230)	(46,910)	(54,246)

Loss before income taxes, discontinued operations and cumulative effect of change in accounting principle	(2,835)	(69,674)	(7,123)
Income tax expense (benefit)	1,095	—	(195)

Loss from continuing operations	(3,930)	(69,674)	(6,928)
Loss from discontinued operations	(52)	(7,632)	(1,718)

Loss before cumulative effect of change in accounting principle	(3,982)	(77,306)	(8,646)
Cumulative effect of change in accounting principle	—	(105,350)	—

Net loss	$(3,982)	$(182,656)	$(8,646)

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.

Consolidated Statements of Stockholder’s Equity
Years Ended December 31, 2003, 2002 and 2001
(In Thousands, Except Per Share Amounts)

				Accumulated
				Other
	Common	Contributed	Accumulated	Comprehensive	Stockholder’s
	Stock	Capital	Deficit	Loss	Equity
Balance, December 31, 2000	$—	$287,242	$(56,089)	$—	$231,153
Components of comprehensive loss:
Net loss	—	—	(8,646)	—	(8,646)
Minimum pension liability adjustment	—	—	—	(2,392)	(2,392)
Interest rate swap marked to market	—	—	—	(11,437)	(11,437)

Total comprehensive loss					(22,475)
Balance, December 31, 2001	—	287,242	(64,735)	(13,829)	208,678
Components of comprehensive loss:
Net loss	—	—	(182,656)	—	(182,656)
Minimum pension liability adjustment	—	—	—	(2,342)	(2,342)
Interest rate swap marked to market	—	—	—	(2,715)	(2,715)

Total comprehensive loss					(187,713)
Dividends	—	—	(2,347)	—	(2,347)

Balance, December 31, 2002	—	287,242	(249,738)	(18,886)	18,618
Components of comprehensive income:
Net loss	—	—	(3,982)	—	(3,982)
Minimum pension liability adjustment	—	—	—	191	191
Interest rate swap marked to market	—	—	—	14,152	14,152

Total comprehensive income					10,361
Dividends	—	—	(10,530)	—	(10,530)

Balance, December 31, 2003	$—	$287,242	$(264,250)	$(4,543)	$18,449

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.

Consolidated Statements of Cash Flows
Years Ended December 31, 2003, 2002 and 2001
(In Thousands)

	2003	2002	2001
Cash Flows from Operating Activities:
Net loss	$(3,982)	$(182,656)	$(8,646)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on discontinued operations	52	7,632	1,718
Cumulative effect of change in accounting principle	—	105,350	—
Depreciation and amortization	82,185	82,940	79,108
Loss (gain) on disposal of assets and asset impairment charges, net	(48,863)	2,163	—
Goodwill impairment loss	—	64,755	—
Amortization of debt issuance costs, original issue discount and warrants	16,717	4,191	4,312
Non-cash stock based compensation expense	900	—	—
Other non-cash expenses	4,118	—	—
Capitalized interest	(162)	(1,157)	(1,416)
Other deferred credits	1,643	3,073	223
Changes in components of working capital:
Accounts receivable and other current assets	7,451	(4,722)	95
Accounts receivable - affiliate	3,613	(1,286)	(959)
Accounts payable and other current liabilities	(6,443)	(12,460)	5,604
Other	(1,972)	(1,375)	(2,386)
Net cash used in discontinued operations	(41)	(649)	(1,015)

Net cash provided by operating activities	55,216	65,799	76,638
Cash Flows from Investing Activities:
Construction and capital expenditures, net of capitalized interest	(48,404)	(67,277)	(87,582)
Net proceeds from sale of business unit	155,269	—	—
Release of funds from escrow	3,539	3,706	—
Placement of funds in escrow	(3,725)	—	(6,932)
Issuance of note receivable	—	(15,000)	—
Other investing activities	—	—	31

Net cash provided (used) by investing activities	106,679	(78,571)	(94,483)
Cash Flows from Financing Activities:
Payments on long-term debt	(434,102)	(7,328)	(3,039)
Proceeds from issuance of long-term debt	375,970	—	—
Debt issuance costs	(14,000)	—	—
Dividends	(10,530)	(2,347)	—

Net cash used by financing activities	(82,662)	(9,675)	(3,039)
Increase (decrease) in cash	79,233	(22,447)	(20,884)
Cash and cash equivalents at beginning of the year	18,565	41,012	61,896

Cash and cash equivalents at the end of the year	$97,798	$18,565	$41,012

Supplemental Cash Flow Data:
Interest paid	$49,283	$45,830	$49,456
Income taxes paid	—	—	—
Supplemental Noncash Transactions:
Property acquired under capital leases and mortgages	$2,340	$4,187	$—
Minimum pension liability adjustment	(191)	2,342	2,392
Interest rate swap marked to market	(14,152)	2,715	11,437

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.

Notes to Consolidated Financial Statements
Years Ended December 31, 2003, 2002 and 2001
(In Thousands Except Per Share Amounts)

1. DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Alaska Communications Systems Holdings, Inc. and Subsidiaries (the “Company” or “ACS Holdings”), a Delaware corporation, is engaged principally in providing local telephone, wireless, Internet, interexchange network and other services to its retail consumer and business customers and wholesale customers in the State of Alaska through its telecommunications subsidiaries. The Company was formed in October of 1998 for the purpose of acquiring and operating telecommunications properties. On May 14, 1999, the Company was acquired and became a wholly owned subsidiary of Alaska Communications Systems Group, Inc. (the “Parent” or “ACS Group”).

     The accompanying consolidated financial statements for the Company are as of December 31, 2003 and 2002 and for the years ended December 31, 2003, 2002 and 2001 and represent the consolidated financial position, results of operations and cash flows principally of ACS Holdings and the following wholly owned subsidiaries:

•	ACS of Alaska, Inc. (“ACSAK”)

•	ACS of the Northland, Inc. (“ACSN”)

•	ACS of Fairbanks, Inc. (“ACSF”)

•	ACS of Anchorage, Inc. (“ACSA”)

•	ACS Wireless, Inc. (“ACSW”)

•	ACS Long Distance, Inc. (“ACSLD”)

•	ACS Internet, Inc. (“ACSI”)

     On May 8, 2003, the Company completed the sale of a majority interest (87.42%) in the newly formed ACS Media, LLC (the “Directories Business”). Subsequently, on August 27, 2003, the Company disposed of substantially all of its remaining interest in the Directories Business. As a result of this transaction, the Company now owns less than 0.1% of the Directories Business. See Note 10, Gain on Disposal of Assets, for additional information on this transaction.

     On July 6, 2001, the Company acquired the assets and business of Internet Plus, L.L.C., dba MosquitoNet, a Fairbanks based Internet service provider with approximately 5,000 customers. The acquisition has been accounted for using the purchase method and its operating results have been included in the consolidated statements of operations from the date of acquisition.

     A summary of significant accounting policies followed by the Company is set forth below:

Basis of Presentation

     The consolidated financial statements include all majority-owned subsidiaries. All significant intercompany balances have been eliminated. Certain reclassifications have been made to the 2002 and 2001 financial statements to make them conform to the current presentation.

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
Years Ended December 31, 2003, 2002 and 2001
(In Thousands Except Per Share Amounts)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Restricted Cash

     The Company has placed restricted cash in certificate of deposits as required under the terms of certain contracts to which it is a party. When the restrictions are lifted, the Company will transfer the funds back into its operating accounts.

Materials and Supplies

     Materials and supplies are carried in inventory at the lower of weighted average cost or market.

Property, Plant and Equipment

     Telephone plant is stated substantially at original cost of construction. Telephone plant retired in the ordinary course of business, together with the cost of removal, less salvage, is charged to accumulated depreciation with no gain or loss recognized. Renewals and betterments of telephone plant are capitalized while repairs, as well as renewals of minor items, are charged to operating expense as incurred. The Company provides for depreciation of telephone plant on the straight-line method, using rates approved by regulatory authorities. The composite annualized rate of depreciation for all classes of property, plant, and equipment was 7.0%, 7.4%, and 7.0% for 2003, 2002 and 2001, respectively.

     Non-Telephone plant is stated at purchased cost and, when sold or retired, a gain or loss is recognized. Depreciation of such property is provided on the straight-line method over its estimated service life ranging from three to 20 years.

     The Company is the lessee of equipment and buildings under capital leases expiring in various years through 2019. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The assets are amortized over the lower of their related lease terms or their estimated productive lives. Amortization of assets under capital leases is included in depreciation and amortization expense for 2003, 2002 and 2001.

Debt Issue Costs

     Underwriting, legal, accounting, printing, and other fees and expenses associated with the issuance of the Company’s senior credit facility, senior subordinated notes, senior unsecured notes and senior discount debentures are being amortized using the straight-line method which approximates the effective interest method, over the term of the debt. During 2003, the Company early extinguished its old bank credit facility which resulted in a write off to expense of $13,053 of debt issue costs. Debt issue costs amortization included in interest expense for 2003 was $16,543, $4,191, and $4,312, respectively.

Original Issue Discounts

     Certain debt instruments of the Company have been issued below their face value, resulting in original issue discounts that are recorded net in long-term debt. These original issue discounts are amortized using the effective interest method. Original issue discount amortization included in interest expense for 2003 was $174.

Revenue Recognition

     Substantially all recurring service revenues are billed one month in advance and are deferred until earned. Nonrecurring and usage sensitive revenues are billed in arrears and are recognized when earned. Additionally, the Company establishes estimated bad debt reserves against uncollectible revenues incurred during the period. During 2003 and 2002, one customer accounted for 10% and 11%, respectively, of consolidated revenues and no other customer accounted for more than 10% of consolidated revenue. During 2001, no customer accounted for more than 10% of the consolidated revenues of the Company.

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2003, 2002 and 2001
(In Thousands Except Per Share Amounts)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (Continued)

     In October and November 2001, under two separate regulatory orders, ACSA was authorized to implement interim and refundable rate increases for both loop rental rates on unbundled network elements and for local service revenue. The Company recognized $3,753, $4,940 and $465 of revenue during 2003, 2002 and 2001, respectively, associated with these rate increase authorizations. Management believes that it is unlikely the Company will have a refund obligation associated with these interim rate increases upon final adjudication of rates.

     Access revenue is recognized when earned. The Company participates in toll revenue pools with other telephone companies. Such pools are funded by toll revenue and/or access charges regulated by the Regulatory Commission of Alaska (“RCA”) within the intrastate jurisdiction and the Federal Communications Commission (“FCC”) within the interstate jurisdiction. Much of the interstate access revenue is initially recorded based on estimates. These estimates are derived from interim financial statements, available separations studies and the most recent information available about achieved rates of return. These estimates are subject to adjustment in future accounting periods as additional operational information becomes available. To the extent that disputes arise over revenue settlements, the Company’s policy is to defer revenue collected until settlement methodologies are resolved and finalized. During the second quarter of 2002, the Company recognized as revenue $11,066 of previously deferred interstate access revenue and reversed $1,673 of interest expense previously accrued thereon as a result of a favorable ruling by the District of Columbia Court of Appeals related to a dispute on interstate access rates for the Anchorage market. At December 31, 2003 and 2002, the Company had liabilities of $15,212 and $20,548, respectively, related to its estimate of refundable access revenue.

Income Taxes

     The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred taxes reflect the temporary differences between the financial and tax bases of assets and liabilities using the enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent that management believes it is more likely than not that such deferred tax assets will not be realized. One of the companies acquired in May 1999 had an unamortized regulatory liability related to investment tax credits of which the remaining $195 was amortized against income in 2001.

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

     The Company implemented, effective January 1, 2003, higher depreciation rates for its regulated telephone plant for the interstate jurisdiction, which management believes approximate the economically useful lives of the underlying plant. As a result, the Company has recorded a regulatory asset under SFAS No. 71 of $17,231 as of December 31, 2003 related to depreciation of the regulated telephone plant allocable to its intrastate and local jurisdictions. The Company has also deferred as a regulatory asset $894 of costs incurred in connection with regulatory rate making proceedings, which is being amortized over three years starting in 2003. The balance of this regulatory asset was $596 at December 31, 2003. If the Company were not following SFAS No. 71, these costs would have been charged to expense as incurred. The Company also has an regulatory liability of $50,546 at December 31, 2003 related to accumulated removal costs. If the Company were not following SFAS No. 71, it would have followed SFAS No. 143 for asset retirement obligations. Non-regulated revenues and costs incurred by the local telephone exchange operations and non-regulated operations of the Company are not accounted for under SFAS No. 71 principles.

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2003, 2002 and 2001
(In Thousands Except Per Share Amounts)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Regulatory Accounting and Regulation (Continued)

     The local telephone exchange activities of the Company are subject to rate regulation by the FCC for interstate telecommunication service and the RCA for intrastate and local exchange telecommunication service. The Company, as required by the FCC, accounts for such activity separately. Long distance services of the Company are subject to rate regulation as a non-dominant interexchange carrier by the FCC for interstate telecommunication services and the RCA for intrastate telecommunication services. Wireless and Internet operations are not subject to rate regulation.

Change in Accounting Estimate

     During the third quarter of 2002, the Company changed its estimate of the useful lives of certain classes of assets, resulting in additional depreciation expense of $2,206, or $0.07 per share for the year ended December 31, 2002.

Comprehensive Income (Loss)

     Comprehensive income (loss) represents net income (loss) plus the results of certain stockholder’s equity changes not reflected in the consolidated statements of operations. For 2003, 2002 and 2001, the Company has provided an income tax valuation allowance equal to the income tax benefit resulting from its other comprehensive income (loss). The components of accumulated other comprehensive loss is as of the follows at December 31, 2003 and 2002:

	2003	2002
Accumulated other comprehensive loss:
Minimum pension liability adjustment	$4,543	$4,734
Interest rate swap mark to market	—	14,152

Accumulated other comprehensive loss	$4,543	$18,886

Stock Incentive Plans

     The Company’s employees participate in various plans of ACS Group. The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its stock incentive plans. Accordingly, no compensation cost has been recognized for options with exercise prices equal to or greater than fair value on the date of grant. No compensation costs were charged to operations in 2003, 2002 or 2001. If compensation costs had been determined consistent with SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s net loss and net loss per share on a pro forma basis for 2003, 2002 and 2001 would have been as follows:

	2003	2002	2001
Net loss:
As reported	$(3,982)	$(182,656)	$(8,646)
Pro forma	(4,139)	(184,111)	(10,114)

     The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for grants:

	2003	2002	2001
Risk free rate	3.39%	2.88%	4.45%
Dividend yield	0.0%	0.0%	0.0%
Expected volatility factor	55.5%	60.8%	55.2%
Expected option life (years)	6.8	6.1	5.9

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2003, 2002 and 2001
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

     In accordance with federal and state regulations, depreciation expense for the Company’s local exchange carriers regulated operations have historically included an additional provision for cost of removal. Under SFAS No. 143, the additional cost of removal provision would no longer be included in depreciation expense, because it does not meet the recognition and measurement principles of an asset retirement obligation. On December 20, 2002, the FCC notified local exchange carriers that they should not adopt the provisions of SFAS No. 143 unless specifically required by the FCC in the future. As a result of the FCC ruling, the Company will continue to record depreciation expense for cost of removal for its local exchange carrier subsidiaries that follow SFAS No. 71 accounting. Prior to SFAS 143, asset removal costs that qualified and did not qualify for asset retirement obligations were recorded in Accumulated depreciation. For 2002, $50,889 in asset retirement costs have been reclassified from Accumulated depreciation to accumulated retirement removal costs in Other deferred credits and long-term liabilities. The accumulated asset retirement removal costs for 2003 were reclassified as regulatory liabilities in accordance with SFAS No. 143 and SFAS No. 71. Accumulated retirement removal costs in Other deferred credits and long-term liabilities not qualifying for asset retirement obligations were $50,546 at December 31, 2003.

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
Years Ended December 31, 2003, 2002 and 2001
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

     In December 2003, the FASB reissued SFAS No. 132, Employers’ Disclosure about Pensions and Other Postretirement Benefits. This revised statement requires expanded disclosures with respect to pension plan assets, benefit obligations, cash flows, benefit costs and other relevant information. However this revised statement does not change the measurement and recognition provisions of previous FASB statements related to pensions and other postretirement benefits. The Company was required to adopt this revised statement for 2003. The Company’s adoption of this revised statement did not have a material impact on its financial position, results of operations, or cash flows. The expanded disclosures required by this statement are included in Note 15.

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

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities (revised December 2003). FIN 46 addresses when a company should include in its financial statements the assets, liabilities and activities of a variable interest entity. FIN 46 defines variable interest entities as those entities with a business purpose that either do not have any equity investors with voting rights or have equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. FIN 46 consolidation requirements are effective for all variable interest entities created after January 31, 2003, and to pre-existing entities in the first fiscal year or interim period ending after December 15, 2003. Certain disclosure requirements are effective for financial statements issued after January 31, 2003. The adoption of FIN 46 has no effect on the Company’s financial position, results of operations or cash flows.

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2003, 2002 and 2001
(In Thousands Except Per Share Amounts)

2. ACCOUNTS RECEIVABLE

     Accounts receivable - trade consists of the following at December 31, 2003 and 2002:

	2003	2002
Accounts receivable - trade:
Customers	$31,915	$37,638
Connecting companies	9,842	12,032
Other	4,393	5,225

	46,150	54,895
Less allowance for doubtful accounts	4,432	6,075

Accounts receivable - trade, net	$41,718	$48,820

3. PROPERTY, PLANT AND EQUIPMENT

     Property, plant, and equipment consists of the following at December 31, 2003 and 2002:

	2003	2002
Property, plant, and equipment:
Land, buildings and support assets	$191,314	$192,832
Central office switching and transmission	296,253	314,316
Outside plant cable and wire facilities	466,019	499,720
Wireless switching and transmission systems	54,524	51,538
Other	3,490	4,393
Assets held for future use	3,599	3,492
Construction work in progress	26,705	24,074

	1,041,904	1,090,365
Less: Accumulated depreciation and amortization	603,760	574,387

Property, plant and equipment, net	$438,144	$515,978

     The following is a summary of property held under capital leases included in the above property, plant and equipment:

	2003	2002
Property held under capital leases:
Land, buildings and support assets	$14,624	$16,930
Outside plant cable and wire facilities	2,115	2,710

	16,739	19,640
Less: Accumulated depreciation and amortization	6,090	6,612

Property held under capital leases, net	$10,649	$13,028

     Amortization of assets under capital leases included in depreciation expense in 2003, 2002 and 2001 is $1,740 $2,333, and $1,202, respectively.

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2003, 2002 and 2001
(In Thousands Except Per Share Amounts)

3. PROPERTY, PLANT AND EQUIPMENT (Continued)

     The Company leases various land, buildings, right-of-ways, and personal property under operating lease agreements. Rental expenses under operating leases for 2003, 2002 and 2001 were $3,049, $3,733, and $3,971, respectively. Future minimum payments under these leases for the next five years and thereafter are as follows:

2004	$1,939
2005	1,727
2006	1,282
2007	954
2008	768
Thereafter	750

$7,420

4. GOODWILL AND OTHER INTANGIBLE ASSETS

     Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. In accordance with the guidelines of this accounting principle, goodwill and indefinite-lived intangible assets are no longer amortized but are assessed for impairment on at least an annual basis. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment.

     Goodwill amortization, which was $7,741 for the year ended December 31, 2001, ceased effective January 1, 2002. In the first quarter of 2002, pursuant to SFAS No. 142, the Company completed its reassessment of previously recognized intangible assets, and ceased amortization of indefinite-lived intangible assets.

     Wireless and PCS licenses have terms of 10 years, but are renewable indefinitely through a routine process involving a nominal fee. The Company has determined that no legal, regulatory, contractual, competitive, economic or other factors currently exist that limit the useful life of its wireless and PCS licenses. Therefore, the Company is no longer amortizing its wireless and PCS licenses based on the determination that these assets have indefinite lives. In accordance with SFAS No. 142, the Company evaluates its determination of an indefinite useful life of its wireless and PCS licenses each reporting period. SFAS No. 142 requires that indefinite lived intangible assets be tested for impairment at least annually by comparing the fair value of the assets to their carrying amount. Upon adoption of SFAS No. 142 on January 1, 2002, the Company completed an impairment test for its wireless and PCS licenses that determined recognition of an impairment loss was not necessary, as the carrying value of its wireless and PCS licenses did not exceed their fair value. The Company performs its annual impairment test as of the beginning of the fourth quarter or more frequently if events or changes in circumstance indicate possible impairment. The Company determined the fair value of its wireless and PCS licenses for purposes of these tests primarily by first performing a market value comparison of similar licenses against their carrying value and then performing a discounted cash flow valuation of the reporting unit against its total carrying value, including these licenses.

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

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2003, 2002 and 2001
(In Thousands Except Per Share Amounts)

4. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

     The Company has determined that its business segments constitute reporting units. The Company completed the initial step of impairment testing during the second quarter of 2002 which indicated that goodwill recorded in the local telephone, Internet, and interexchange segments was impaired as of January 1, 2002. Due to the potential impairment, the Company then completed the second step of the test to measure the amount of the impairment. The Company determined the fair value of each reporting unit for purposes of this test primarily by using a discounted cash flow valuation technique. Significant estimates used in the valuation include estimates of future cash flows, both future short-term and long-term growth rates, and estimated cost of capital for purposes of arriving at a discount factor. Based on that analysis, a transitional impairment loss of $105,350 was recognized as the cumulative effect of a change in accounting principle in the consolidated statement of operations as of January 1, 2002. The income tax benefit of $39,540 was offset by a valuation allowance.

     The Company performs its annual impairment test as of the beginning of the fourth quarter or more frequently if events or changes in circumstance indicate possible impairment. The Company determines the fair value of each reporting unit for purposes of this test primarily by using a discounted cash flow valuation technique. Significant estimates used in the valuation include estimates of future cash flows, both future short-term and long-term growth rates, and estimated cost of capital for purposes of arriving at a discount factor. The annual impairment test conducted during the fourth quarter of 2003 did not indicate any impairment of goodwill. For the year ended December 31, 2002, an impairment loss of $64,755 in the local telephone segment was recognized in the consolidated statement of operations based on comparing the discounted cash flow model to the carrying value of the reporting units. The Company attributes the impairment loss in the local telephone segment to competitively biased regulatory policy.

     In connection with the Company’s adoption of a plan to discontinue its wireless cable television service segment during the first quarter of 2002, the goodwill of that segment was considered impaired, and an impairment charge of $3,165 is included with the results of discontinued operations.

     The changes in the carrying value of goodwill by segment for the years ended December 31, 2003 and 2002 are as follows:

	Local
	Telephone	Wireless	Internet	Interexchange	All Other	Total
Balance, December 31, 2001	$191,361	$8,850	$8,146	$151	$41,987	$250,495
Impairment losses included in discontinued operations	—	—	—	—	(3,165)	(3,165)
Impairment losses - transitional	(97,053)	—	(8,146)	(151)	—	(105,350)
Impairment losses - annual test	(64,755)	—	—	—	—	(64,755)

Balance, December 31, 2002	29,553	8,850	—	—	38,822	77,225

Sale of business unit	—	—	—	—	(38,822)	(38,822)

Balance, December 31, 2003	$29,553	$8,850	$—	$—	$—	$38,403

     Provided below is a reconciliation of previously reported financial statement information to adjusted amounts that reflect the elimination of goodwill and indefinite-lived intangible amortization for the comparable year ended December 31,

Net loss
Reported net loss	$(8,646)
Add back:
Goodwill amortization	7,741
Indefinite-lived intangible amortization	528

Adjusted net loss	$(377)

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2003, 2002 and 2001
(In Thousands Except Per Share Amounts)

4. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

     In 2003, the Company accelerated the amortization of its other intangible assets and retired those assets. The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset as of December 31, 2003 based on the Company’s reassessment of previously recognized intangible assets and their remaining amortization lives in accordance with the adoption of SFAS No. 142:

	Gross Carrying	Accumulated	Amortizable
	Amount	Amortization	Life
Amortizable intangible assets:
Customer lists	$915	$457	5
Indefinite-lived intangible assets:
Cellular licenses	$18,194
PCS licenses	3,323
Domain names and trade names	80

Total indefinite-lived intangible assets	$21,597

     For amortizable intangible assets the total intangible amortization expense for the years ended December 31, 2003, 2002 and 2001 was $951, $708, and $616, respectively. The estimated amortization expense for each of the next five years ending December 31 is as follows:

2004	$183
2005	183
2006	92
Thereafter	—

5. ACCOUNTS PAYABLE, ACCRUED AND OTHER CURRENT LIABILITIES

     Accounts payable, accrued and other current liabilities consists of the following at December 31, 2003 and 2002:

	2003	2002
Accounts payable - trade	$12,566	$11,435
Accrued payroll, benefits, and related liabilities	6,077	6,413
Accrued personal time off	5,031	5,200
Accrued interest	8,942	6,106
Refundable access revenue	2,470	9,147
Litigation reserves	3,880	—
Other	10,892	11,179

Accounts payable, accrued and other current liabilities	$49,858	$49,480

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2003, 2002 and 2001
(In Thousands Except Per Share Amounts)

6. LONG-TERM OBLIGATIONS

     During the first quarter of 2003, the Company’s lenders approved an amendment and waiver to its old senior credit facility that, among other things, permitted the Company to sell its Directories Business and required that, in the event the sale was completed, 75% of proceeds would be used to repay outstanding senior credit facility term loans. This amendment and waiver became effective on May 8, 2003, and on May 13, 2003, the Company paid down $106,650 of its outstanding term loans under its old senior credit facility. As a result of this debt prepayment, the Company charged $3,356 of unamortized debt issue costs attributable to the prepaid term loans to interest expense in May 2003.

     On August 26, 2003, the Company completed the refinancing of its old senior credit facility term loans. The Company entered into a $250,000 new senior credit facility consisting of a term loan facility in an aggregate principal amount of $200,000 and an undrawn revolving credit facility of $50,000. The Company simultaneously issued $182,000 aggregate principal amount of 9 7/8% senior unsecured notes due 2011 at an issue price of approximately 96.7% for net proceeds of $175,970. From these proceeds, the Company paid off the remaining $320,727 of its old senior credit facility, thereby extinguishing it. As a result of this early extinguishment of debt, the Company charged $9,696 of unamortized debt issue costs to interest expense in August 2003.

     Long-term obligations consist of the following at December 31, 2003 and 2002:

	2003	2002
Old senior credit facility term loan - tranche A	$—	$148,500
Old senior credit facility term loan - tranche B	—	148,500
Old senior credit facility term loan - tranche C	—	133,650
New senior credit facility term loan	200,000	—
9 3/8% senior subordinated notes due 2009	150,000	150,000
9 7/8% senior unsecured notes due 2011	182,000	—
Original issue discount - 9 7/8% senior subordinated notes due 2011	(5,856)	—
Capital leases and other long-term obligations	8,860	12,181

	535,004	592,831
Less current portion	2,267	5,933

Long-term obligations, net of current portion	$532,737	$586,898

     The aggregate maturities of long-term obligations for each of the five years and thereafter subsequent to December 31, 2003 are as follows:

2004	$2,267
2005	2,292
2006	2,312
2007	2,298
2008	2,119
Thereafter	523,716

$535,004

Senior Credit Facility

     On August 26, 2003, the Company entered into a new bank credit agreement with a syndicate of commercial banks which provide the Company’s senior credit facility. The senior credit facility provides a $200,000 term loan and a revolving credit facility with a $50,000 line of credit. The Company’s obligations under the senior credit facility are unconditionally and irrevocably guaranteed, joint and severally, by the Company and its subsidiaries, and secured by collateral that includes substantially all of the Company and its subsidiaries’ assets. The senior credit facility contains a number of restrictive covenants and events of default, including covenants limiting capital expenditures, incurrence of debt, and the payment of dividends, and requires the Company to achieve certain financial ratios. As of December 31, 2003 the Company was in compliance with all of the covenants of the senior credit facility.

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2003, 2002 and 2001
(In Thousands Except Per Share Amounts)

6. LONG-TERM OBLIGATIONS (Continued)

     The term loan of $200,000 is repayable in quarterly principal payments of $500 which commence on March 31, 2004 with the balance due on maturity. The final maturity of the term is loan is August 26, 2010 or February 14, 2009 if the Company’s senior subordinated notes have not been refinanced. The loan bears interest at an annual rate equal (at the Company’s option) to: (1) LIBOR plus 3.25% or (2) a rate equal to 2.25% plus the greater of the administrative agent’s prime rate or the federal funds rate plus 0.50%. The rate of interest in effect at December 31, 2003 was 4.50% and is based on the LIBOR rate option.

     The senior credit facility also provides a revolving credit facility in the amount of $50,000 that is available, in part, for up to $25,000 in letters of credit and up to $10,000 in the form of swingline loans. This revolving facility is available through August 26, 2008 and outstanding balances thereunder currently will bear interest at an annual rate equal (at the Company’s option) to: (1) LIBOR plus 3.00% or (2) a rate equal to 2.00% plus the greater of the administrative agent’s prime rate or the federal funds rate plus 0.50%. There were no amounts outstanding under this revolving credit facility as of December 31, 2003.

     On July 24, 1999, the Company entered into an interest rate swap agreement to reduce the impact of changes in interest rates on its floating rate long-term debt. This agreement fixed at 5.99% the underlying variable rate on one-half of the term loan borrowings under the old senior credit facility, or $217,500, expiring in June 2004. The differential to be paid or received was recorded as interest expense in the consolidated statement of operations in the period in which it was recognized. The Company extinguished early its interest rate swap agreement in November 2003 for $7,970, which it charged to interest expense.

     Senior Subordinated Notes

     On May 14, 1999, the Company issued $150,000 in aggregate principal amount of 9 3/8 % senior subordinated notes due 2009. Interest on the notes is payable semi-annually on May 15 and November 15. The notes will mature on May 15, 2009, and are redeemable, in whole or in part, at the option of the Company, at any time on or after May 15, 2004 at 104.688% of the principal amount declining to 100% of the principal amount on or after May 15, 2007. The notes contain a number of restrictive covenants, including covenants limiting incurrence of debt and the payment of dividends. As of December 31, 2003 and 2002 the Company was in compliance with all the covenants of the notes.

     Senior Unsecured Notes

     On August 26, 2003, the Company issued $182,000 in aggregate principal amount of 9 7/8 % senior unsecured notes due 2011. Interest on the notes is payable semi-annually on February 15 and August 15. The notes will mature on August 15, 2011, and are redeemable, in whole or in part, at the option of the Company, at any time on or after August 15, 2007 at 104.688% of the principal amount declining to 100% of the principal amount on or after August 15, 2010. The notes contain a number of restrictive covenants, including covenants limiting incurrence of debt and the payment of dividends. As of December 31, 2003 the Company was in compliance with all the covenants of the notes.

     Capital leases and other long-term obligations

     The Company has entered into various capital leases and other debt agreements totaling $8,860 and $12,181 with a weighted average interest rate of 9.71% and 8.05% at December 31, 2003 and 2002, respectively.

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2003, 2002 and 2001
(In Thousands Except Per Share Amounts)

7. OTHER DEFERRED CREDITS AND LONG-TERM LIABILITIES

     Deferred credits and other long-term liabilities consists of the following at December 31, 2003 and 2002:

	2003	2002
Refundable access revenue	$12,741	$11,401
Interest rate swap, marked to market	—	14,152
Additional pension liability	5,891	6,285
Other deferred credits	1,887	1,092
Other long term liabilities - accumulated removal costs	—	50,889
Regulatory liabilities - accumulated removal costs	50,546	—

Total deferred credits and other long-term liabilities	$71,065	$83,819

8. LOCAL TELEPHONE OPERATING REVENUE

     Local telephone operating revenues consist of the following for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001
Local network service	$96,357	$99,512	$96,270
Network access revenue	97,759	108,335	102,977
Deregulated revenue and other	21,271	18,600	22,164

Total local telephone operating revenues	$215,387	$226,447	$221,411

9. CONTRACT TERMINATION AND ASSET IMPAIRMENT CHARGES

     During the year ended December 31, 2003, the Company recorded $54,858 in contract termination and asset impairment charges. These charges resulted from (1) the early termination of a 5 year comprehensive Telecommunications Partnering Agreement (“TPA”) with the State of Alaska and (2) an impairment of fiber optic indefeasible rights of use and IP network and service center assets resulting from the termination of the TPA and changes in the communications industry and the economy. The following table itemizes the components of the contract termination and asset impairment charges:

Contract termination charges:
Contract termination cash settlement	$3,448
Loss on disposal of assets	5,648
Accounts receivable and working capital write-downs	3,575

Total contract termination charges	12,671
Asset impairment charges	42,187

Total contract termination and asset impairment charges	$54,858

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2003, 2002 and 2001
(In Thousands Except Per Share Amounts)

9. CONTRACT TERMINATION AND ASSET IMPAIRMENT CHARGES (Continued)

Contract Termination Charges

     On September 15, 2003, the Company received notification from the State of Alaska that it intended to terminate the TPA with the Company and disentangle. Subsequently, the Company and the State negotiated and agreed to a definitive Settlement Agreement and Mutual Release (the “Settlement Agreement”) effective October 14, 2003, outlining the terms of disentanglement between the parties. Under the terms of the Settlement Agreement, the Company agreed to pay a cash settlement to the State of Alaska of $3,448, one half of which was due upon signing the agreement and one half of which will be due upon completion of disentanglement. The Company also agreed to transfer to the State title to certain assets used in providing services under the TPA which resulted in a net loss on disposal of those assets of $5,648. Based on the terms of the Settlement Agreement, the Company determined that certain accounts receivable and working capital associated with the TPA will not be fully recoverable and has written them down to their estimated net realizable value, resulting in a charge of $3,575 during 2003. The estimated net realizable value of the working capital and which assets are ultimately transferred to the State could change as the Company completes disentanglement, which it expects to do in the first half of 2004.

Asset Impairment Charges

     The Company reviews its property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company was prompted to conduct an asset impairment review of its fiber optic Indefeasible Rights of Use (“IRUs”) that were acquired in 1999 and 2001 and certain IP network and certain service center assets due to the termination of the TPA by the State of Alaska as discussed above (which was a significant customer using these assets), indications that market pricing of similar assets were significantly below the Company’s carrying value, and significant industry and economic trends affecting the Company’s ability to generate positive cash flow from these assets in its interexchange and Internet segments. This review was conducted under the guidelines of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result of its review, the Company determined that its carrying value of IRUs exceeded their fair value by $27,128 and its carrying value of the IP network and service center assets exceeded their fair value by $15,059. Accordingly, the Company recorded a $42,187 impairment charge and wrote down the assets to their fair value during the third quarter of 2003.

10. GAIN ON DISPOSAL OF ASSETS

     On April 28, 2003, the Company entered into an underwriting agreement with a syndicate of Canadian investment banks to complete the sale of a majority interest in the Directories Business. The Company subsequently filed on April 29, 2003, a final prospectus with Canadian securities regulators to sell a majority interest in its Directories Business in a public offering in Canada to the ACS Media Income Fund (the “Fund”), which is a Canadian income fund. The offering was sponsored by the Company. The transaction closed on May 8, 2003, with the Company selling an 87.42% interest and retaining a 12.58% interest in the Directories Business. The Company’s retained 12.58% minority interest was recorded at an initial book value of $1,077 representing the pro-rata retained ownership at historical book value, and accounted for under the equity method.

     The Company also entered into an arrangement with the Metropolitan Life Insurance Company (“MetLife”) to provide a credit facility to its Directories Business on May 8, 2003 immediately prior to the sale of its Directories Business to the Fund. The Directories Business then drew $35,000 of term loans against the facility, using $1,468 to pay fees and expenses related to the debt issuance and $87 to prepay an annual agency fee to MetLife. Of the $33,445 in net cash proceeds, $413 was deposited into the Directories Business as cash working capital and $33,032 was distributed to the Company as a dividend. The credit facility is non-recourse to the Company.

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

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2003, 2002 and 2001
(In Thousands Except Per Share Amounts)

10. GAIN ON DISPOSAL OF ASSETS (Continued)

     The following table indicates the Company’s basis in assets sold to and liabilities assumed by the Fund and its retained interest in ACS Media LLC.

Net proceeds of the Transaction	$105,059

Basis in directories business sold:
Current assets	4,213
Property, plant and equipment, net	90
Goodwill	38,822
Debt issue costs	1,468
Current liabilities	(1,035)
Long-term debt	(35,000)

Basis of Directories Business	8,558
Equity in minority interest retained	1,077

Basis in net assets sold to the Fund	7,481

Gain on sale of Directories Business	$97,578

     On August 27, 2003, the Company was released from a lockup agreement relating to the remaining interest in the Directories Business and the Company disposed of substantially all of its remaining interest through the exercise of its right to convert 99.23% of its then remaining 12.58% interest to 2,500 units of the ACS Media Income Fund, which were then sold in an underwritten offering. The transaction settled on September 4, 2003, generating $17,177 in net proceeds after deducting transaction expenses of $100, and resulted in a gain on disposition of $15,940 after deducting the basis of $1,237. As a result of this transaction, the Company now owns less than 0.1% of the Directories Business.

     Related to the initial sale, the Company realized a gain on foreign exchange of $4,104 as a result of currency fluctuation from April 28, 2003, the date the underwriting and investment agreements were executed, to May 8, 2003, the date the offering closed and the transaction was consummated. From the subsequent sale, the Company realized an additional gain on foreign exchange of $157 as a result of currency fluctuation from August 27, 2003, the date the purchase agreement for substantially all of its remaining interest in the Directories Business was executed, to September 4, 2003, the date the transaction closed. The foreign exchange gains are included in Interest income and other in the Consolidated Statements of Operations.

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

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2003, 2002 and 2001
(In Thousands Except Per Share Amounts)

11. NON-OPERATING CHARGES

     The Company periodically evaluates the fair value of its investments and other non-operating assets against their carrying value whenever market conditions indicate a change in that fair value. Any changes relating to declines in the fair value of non-operating assets are charged to non-operating expense under the caption Interest income and other in the Consolidated Statement of Operations. During the third quarter of 2003, the Company undertook an assessment of the net realizable value of its note receivable from Neptune Communications, L.L.C. (“Neptune”) and the option embedded in that note receivable to purchase certain network assets from Neptune as a result of changes in market and economic conditions and a notice the Company received from the State of Alaska of termination of the TPA. As a result of the analysis, the Company recorded in Interest income and other in the Consolidated Statement of Operations a charge of $15,924 representing the estimated decline in fair value of the note receivable from Neptune. The Company still has purchase commitment obligations associated with this note receivable as described in Note 21.

12. INCOME TAXES

     The difference between taxes calculated as if the statutory federal rate of 34% was applied to loss from continuing operations before income tax and the recorded tax benefit is reconciled as follows:

     The expense (benefit) for income taxes is summarized as follows:

	2003	2002	2001
Computed federal income taxes at the 34% statutory rate	$(963)	$(23,689)	$(2,422)
Increase (reduction) in tax resulting from:
State income taxes (net federal benefit)	(73)	(4,097)	(381)
Amortization of investment tax credits	—	—	(195)
Prior year adjustment	—	269	—
Excess compensation not allowed	343	—	—
Other	315	453	(68)
Valuation allowance	1,473	27,064	2,871

Total income tax expense (benefit)	$1,095	$—	$(195)

	2003	2002	2001
Current:
Federal income tax	$928	$—	$—
State income tax	167	—	—

Total current	1,095	—	—

Deferred:
Federal income tax	—	—	—
State income tax	—	—	—

Total deferred	—	—	—
Amortization of investment tax credits	—	—	(195)

Total income tax expense (benefit)	$1,095	$—	$(195)

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2003, 2002 and 2001
(In Thousands Except Per Share Amounts)

12. INCOME TAXES (Continued)

     The effect of significant items comprising the Company’s net deferred tax liability at 34% were as follows:

	2003	2002	2001
Deferred tax liabilities - long-term:
Property, plant and equipment	$—	$(20,786)	$(20,380)
Intangibles	—	—	(13,105)
Other	(100)	(88)	—

Total long-term deferred tax liabilities	(100)	(20,874)	(33,485)

Deferred tax assets:
Current:
Accrued compensation	4,030	4,249	4,081
Accrued bad debts	8,383	2,827	2,172
Interest rate swap mark to market	—	5,661	4,575
Minimum pension liability adjustment	1,817	1,893	957
Other	368	987	516

Total current deferred tax assets	14,598	15,617	12,301

Long-term:
Net operating loss carryforwards from operations	33,047	57,136	49,324
Alternative minimum tax carryforward	1,095	—	—
Intangibles	46,667	46,734	—
Debt issuance cost	—	1,213	—
Property, plant and equipment	1,244	—	—
Other	81	—	—

Total long-term deferred tax assets	82,134	105,083	49,324

Total deferred tax assets	96,732	120,700	61,625

Valuation allowance	(96,632)	(99,826)	(28,140)

Net deferred tax asset	$—	$—	$—

     The Company has available at December 31, 2003 unused operating loss carryforwards of $88,394 that may be applied against future taxable income and that expire as shown below. Per the schedule below the total Net Operating Loss (“NOL”) is made up of NOLs generated by the consolidated group and NOLs obtained with the 2000 acquisition of Internet Alaska. The Internet Alaska NOLs are limited by special rules known as Separate Return Limitation Year (“SRLY”) rules. SRLY NOLs can only be used in years that both the Consolidated Group and the entity that created the SRLY NOLs have taxable income. The tax benefits derived from the utilization of the SRLY NOLs will increase retained earnings.

	Internet		Total
Year of	Alaska’s	Unused Operating	Unused Operating
Expiration	SRLY	Loss Carryforwards	Loss Carryforwards
2017	$27	$—	$27
2018	328	—	328
2019	852	—	852
2020	2,631	13,944	16,575
2021	—	47,724	47,724
2022	—	17,112	17,112

	$3,838	$78,780	$82,618

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2003, 2002 and 2001
(In Thousands Except Per Share Amounts)

13. DISCONTINUED OPERATIONS

     On March 30, 2002, the Company approved a plan to sell its wireless cable television service segment. As a result of this decision, the operating revenue and expense of this segment have been classified as discontinued operations under SFAS No. 144, for all periods presented and the assets and liabilities of the disposal group have been written down to their fair value, net of expected selling expenses. The income tax benefit in all periods was offset by a valuation allowance. The Company completed the disposal of its wireless cable television segment as of March 31, 2003. The following discloses the results of the discontinued operations for years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001
Operating revenue	$110	$716	$960
Operating expense	162	1,255	2,555

Operating loss	(52)	(539)	(1,595)
Interest expense	—	(33)	(126)
Other	—	—	3

Loss from operations of discontinued segment	(52)	(572)	(1,718)
Write down of net assets to fair value	—	(7,060)	—

Loss from discontinued operations	$(52)	$(7,632)	$(1,718)

     Assets held for sale December 31, 2002 consist of the following:

Accounts receivable, net of allowance of $42	$50
Other current assets	7
Property, plant and equipment	201
Intangible assets	85
Current liabilities	(82)

Assets held for sale	$261

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2003, 2002 and 2001
(In Thousands Except Per Share Amounts)

14. STOCK INCENTIVE PLANS

     The Company’s employees participate in various plans of ACS Group. The Company may grant stock options, stock appreciation rights and other awards to officers, employees and non-employee directors through the Compensation Committee of ACS Group’s Board of Directors. At December 31, 2003, ACS Group has reserved a total of 6,060 shares of authorized common stock for issuance under the plans. In general, options under the plans vest ratably over three, four or five years and the plans terminate in approximately 10 years. On April 3, 2002, ACS Group merged the ALEC Holdings, Inc. 1999 Stock Incentive Plan into the Alaska Communications Systems Group, Inc. 1999 Stock Incentive Plan.

Alaska Communications Systems Group, Inc. 1999 Stock Incentive Plan

     ACS Group has reserved 4,910 shares under this plan, which was adopted by ACS Group in November 1999. At December 31, 2003, 5,912 options have been granted, 2,632 have been forfeited, 441 have been exercised, and 1,630 shares are available for grant under the plan.

     Information on outstanding options for the years ended December 31, 2003, 2002 and 2001 is summarized as follows:

	2003		2002		2001
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding, January 1	3,374	$7.52	3,606	$7.47	3,998	$7.55
Granted	200	4.88	278	7.82	260	6.81
Exercised	—	—	(76)	6.08	(128)	6.03
Canceled or expired	(735)	8.04	(434)	7.59	(524)	8.08

Outstanding, December 31	2,839	7.20	3,374	7.52	3,606	7.47

Options exercisable at December 31	2,226	7.16	2,329	7.15	2,206	7.11
Weighted average fair value of options granted		2.84		4.57		3.93

     The outstanding options at December 31, 2003 have the following characteristics:

	Outstanding Options			Exercisable Options
		Weighted	Weighted		Weighted
		Average	Average		Average
	Number of	Remaining	Exercise	Number	Exercise
Range of Exercise Prices	Shares	Life (Years)	Price	Exercisable	Price
$ 4.88 - $ 7.00	2,331	5.52	$5.91	1,910	$6.04
$ 8.00	86	8.16	8.00	11	8.00
$12.63 - $14.20	422	6.13	14.14	305	14.15

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2003, 2002 and 2001
(In Thousands Except Per Share Amounts)

14. STOCK INCENTIVE PLANS (Continued)

ACS Group, Inc. 1999 Non-Employee Director Stock Compensation Plan

     The non-employee director stock compensation plan was adopted by ACS Group in November 1999. ACS Group has reserved 150 shares under this plan. At December 31, 2003, 110 shares have been awarded and 40 shares are available for grant under the plan. For the years ended December 31, 2002 and 2001, directors were required to receive not less than 25% of their annual retainer and meeting fees in the form of ACS Group’s stock and may have elected to receive up to 100% of director’s compensation in the form of stock. In 2003, directors no longer had the option of receiving stock and received their entire annual retainer and meeting fees in cash, therefore no shares were awarded from this plan during 2003. During the year ended December 31, 2002, 58 shares under the plan were awarded to directors, of which 34 were elected to be deferred until termination of service by the directors. During the year ended December 31, 2001, 26 shares under the plan were awarded to directors, of which 19 were elected to be deferred until termination of service by the directors.

Alaska Communications Systems Group, Inc. 1999 Employee Stock Purchase Plan

     This plan was also adopted by ACS Group in November 1999. ACS Group has reserved 1,000 shares under this plan. At December 31, 2003, 502 shares are available for issuance and sale. The plan will terminate on December 31, 2009. All ACS Group employees and all of the employees of designated subsidiaries generally will be eligible to participate in the purchase plan, other than employees whose customary employment is 20 hours or less per week or is for not more than five months in a calendar year, or who are ineligible to participate due to restrictions under the Internal Revenue Code.

     On December 31, 2003, 43 shares were issued under the plan. On June 30, 2003, 87 shares were issued under the plan. On December 31, 2002, 97 shares were issued under the plan. On June 30, 2002, 53 shares were issued under the plan. On December 31, 2001, 38 shares were issued under the plan. On June 29, 2001, 48 shares were issued under the plan.

     A participant in the purchase plan may authorize regular salary deductions of a maximum of 15% and a minimum of 1% of base compensation. The fair market value of shares which may be purchased by any employee during any calendar year may not exceed $25. The amounts so deducted and contributed are applied to the purchase of full shares of common stock at 85% of the lesser of the fair market value of such shares on the date of purchase or on the offering date for such offering period. The offering dates are January 1 and July 1 of each purchase plan year, and each offering period will consist of one six-month purchase period. The first offering period under the plan commenced on January 1, 2000. Shares are purchased on the open market or issued from authorized but unissued shares on behalf of participating employees on the last business days of June and December for each purchase plan year and each such participant has the rights of a stockholder with respect to such shares. During the year ended December 31, 2003, approximately 12% of eligible employees elected to participate in the plan.

15. RETIREMENT PLANS

     Pension benefits for substantially all of the Company’s employees are provided through the Alaska Electrical Pension Plan (“AEPP”). The Company pays a contractual hourly amount based on employee classification or base compensation. As a multi-employer defined contribution plan, the accumulated benefits and plan assets are not determined for or allocated separately to the individual employer. The Company’s portion of the plan’s pension cost for 2003, 2002 and 2001 was $12,654, $13,390, and $11,830, respectively.

     The Company also provides a 401(k) retirement savings plan covering substantially all of its employees. The plan allows for discretionary matching contributions as determined by the Board of Directors, subject to Internal Revenue Code limitations. There was no matching contribution for 2003, 2002 or 2001.

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2003, 2002 and 2001
(In Thousands Except Per Share Amounts)

15. RETIREMENT PLANS (Continued)

     The Company also has a separate defined benefit plan that covers certain employees previously employed by Century Telephone Enterprise, Inc. (“CenturyTel Plan”). This plan was transferred to the Company in connection with the acquisition of CenturyTel’s Alaska Properties. Existing plan assets and liabilities of the CenturyTel Plan were transferred to the ACS Retirement Plan on September 1, 1999. Accrued benefits under the ACS Retirement Plan were determined in accordance with the provisions of the CenturyTel Plan. Upon completion of the transfer to the Company, covered employees ceased to accrue benefits under the plan. On November 1, 2000, the ACS Retirement Plan was amended to conform early retirement reduction factors and various other terms to those provided by the AEPP. As a result of this amendment, prior service cost of $1,992 was recorded and will be amortized over the expected service life of the plan participants at the date of the amendment. The Company uses the traditional unit credit method for the determination of pension cost for financial reporting and funding purposes and complies with the funding requirements under the Employee Retirement Income Security Act of 1974 (“ERISA”). Since the plan was adequately funded under ERISA, no contribution was made in 2002 or 2001. During 2003, the Company made a voluntary contribution of $600 to the plan. The Company uses a December 31 measurement date for the plan.

     The following is a reconciliation of the beginning and ending balances for 2003 and 2002 for the projected benefit obligation and the plan assets of the ACS Retirement Plan:

	2003	2002
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$10,615	$9,108
Amortization of prior service cost	(203)	(203)
Interest cost	731	680
Actuarial loss	1,631	1,279
Benefits paid	(328)	(249)

Projected benefit obligation at end of year	$12,446	$10,615

Change in plan assets:
Fair value of plan assets at beginning of year	$7,684	$8,736
Return on plan assets	1,715	(803)
Contribution by employer	600	—
Benefits paid	(328)	(249)

Fair value of plan assets at end of year	$9,671	$7,684

     The following table represents the funded status of the ACS Retirement Plan at December 31, 2003 and 2002:

	2003	2002
Projected benefit obligation	$(12,446)	$(10,615)
Plan assets at fair value	9,671	7,684

Funded Status	(2,775)	(2,931)

Unrecognized prior service cost	1,348	1,551
Unrecognized net loss	4,543	4,734

Net amount recognized	$3,116	$3,354

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2003, 2002 and 2001
(In Thousands Except Per Share Amounts)

15. RETIREMENT PLANS (Continued)

     The net amounts recognized in the balance sheet were classified as follows at December 31, 2003 and 2002:

	2003	2002
Accrued benefit liability	$(2,775)	$(2,931)
Intangible asset	1,348	1,551
Accumulated other comprehensive loss	4,543	4,734

Net amount recognized	$3,116	$3,354

     The accumulated benefit obligation for the plan was $12,446 and $10,615 at December 31, 2003 and 2002, respectively. The increase (decrease) in minimum liability included in other comprehensive income was ($191) and $2,342 for the years ended December 31, 2003 and 2002, respectively.

     The following table represents the net periodic pension expense for the ACS Retirement Plan for 2003, 2002 and 2001:

	2003	2002	2001
Interest cost	$731	$680	$627
Expected return on plan assets	(664)	(723)	(773)
Amortization of loss	568	260	30
Amortization of prior service cost	203	203	203

Net periodic pension expense	$838	$420	$87

     The assumptions used to account for the plan as of December 31, 2003 and 2002 are as follows:

	2003	2002
Discount rate	6.00%	6.75%
Expected long-term rate of return on assets	8.00%	8.50%
Rate of compensation increase	0.00%	0.00%

     The expected long-term rate of return on assets assumption of 8% was decreased from 8.5% in the prior year to reflect the expected long-term effect of the recent economic environment. The expected long-term rate of return on assets rate is the best estimate of future expected return for the asset pool, given the expected returns and allocation targets for the various classes of assets.

     The plan’s asset allocations at December 31, 2003 and 2002, by asset category are as follows:

Asset Category	2003	2002
Equity securities*	73%	63%
Debt securities*	26%	36%
Other/Cash	1%	1%

Total	100%	100%

*	Note that mutual funds that may contain both stock and bonds may be included in these categories.

     The fundamental investment objective of the plan is to generate a consistent total investment return sufficient to pay plan benefits to retired employees, while minimizing the long term cost to the Company. The long term (10 year and beyond) plan asset growth objective is to achieve a rate of return that exceeds the actuarial interest assumption after fees and expenses. Because of the Company’s long-term investment objectives, the Plan administrator is directed to resists being reactive to short term capital market developments and to maintain an asset mix that is continuously rebalanced to adhere to the plan investment mix guidelines. The Plan’s investment goal is to protect the assets’ longer term purchasing power. The Plan’s assets are managed in a manner that emphasizes a higher exposure to equity markets versus other asset classes. It is expected that such a strategy will provide a higher probability of meeting the plan’s actuarial rate of return assumption over time.

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2003, 2002 and 2001
(In Thousands Except Per Share Amounts)

15. RETIREMENT PLANS (Continued)

     Based on risk and return history for capital markets along with asset allocation risk and return projections, the following asset allocation guidelines were developed for the plan:

	Minimum	Maximum
Large US equity	30%	70%
Small US equity	5%	15%
Non-US equity	5%	15%
Fixed income	20%	60%
Cash equivalents	0%	10%

     Since the plan is adequately funded under ERISA, the Company does not expect to make a contribution in 2004.

     The benefits expected to paid in the each of the next five years, and in the aggregate for the five fiscal years thereafter are as follows:

2004	$470
2005	521
2006	602
2007	699
2008	771
2009-2013	4,555

     The Company also has a separate executive post retirement health benefit plan. The Alaska Communications Systems Executive Retiree Health Benefit Plan (“The ACS Health Plan”) was adopted by the Company in November 2001 and amended in October 2002. The ACS Health Plan covers a select group of management or highly compensated employees. The group of eligible employees is selected by a committee appointed by the Compensation Committee of ACS Group’s Board of Directors. Each eligible employee must complete 10 years of service and be employed by the Company in the capacity of an executive officer for a minimum of 36 consecutive months immediately preceding retirement. The ACS Health Plan provides a graded subsidy for medical, dental, and vision coverage. The amendment revised the premium subsidy, added a premium subsidy cap and suspends retirees’ benefits from the ACS Health Plan during any period the retiree has access to employer health benefits. ACS Group’s Compensation Committee of the Board of Directors decided to terminate the ACS Health Plan in January 2004. The three people already qualified under the plan will receive future benefits, but the plan is closed to future participants. The Company uses the projected unit credit method for the determination of post retirement health cost for financial reporting and funding purposes and complies with the funding requirements under ERISA. The Company made a contribution of $128 to the ACS Health Plan during 2001. The Company uses a December 31 measurement date for the plan.

     The following is a reconciliation of the beginning and ending balances for 2003 and 2002 for the projected benefit obligation and the plan assets for the ACS Health Plan:

	2003	2002
Change in accumulated postretirement benefit obligation:
Accumulated postretirement benefit obligation at beginning of the year:	$268	$588
Plan amendment	—	(440)
Service cost	14	69
Interest cost	18	40
Actuarial (gain)/loss	(35)	11

Accumulated postretirement benefit obligation at end of the year	$265	$268

Change in plan assets:
Fair value of plan assets at beginning of year	$127	$128
Return on plan assets	11	(1)

Fair value of plan assets at end of year	$138	$127

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2003, 2002 and 2001
(In Thousands Except Per Share Amounts)

15. RETIREMENT PLANS (Continued)

     The following table represents the funded status of the ACS Health Plan at December 31, 2003 and 2002:

	2003	2002
Accumulated postretirement benefit obligation	$(265)	$(268)
Plan assets at fair value	138	127

Funded status	(127)	(141)

Unrecognized prior service cost	111	118
Unrecognized net (gain) or loss	(28)	7

Prepaid (accrued) benefit costs	$(44)	$(16)

     The following represents the net periodic postretirement benefit expense for the ACS Health Plan for 2003, 2002 and 2001:

	2003	2002	2001
Service cost	$14	$69	$11
Interest cost	18	40	6
Expected return on plan assets	(10)	(11)	—
Amortization of prior service cost	7	24	4

Net periodic postretirement benefit expense	$29	$122	$21

     The actuarial assumptions used to account for the ACS Health Plan as of December 31, 2003 and 2002 is an assumed discount rate of 6.00% and 6.75%, respectively, and an expected long term rate of return on plan assets of 8.00% and 8.50%, respectively. The expected long-term rate of return on assets assumption of 8% was decreased from 8.5% in the prior year to reflect the expected long-term effect of the recent economic environment. The expected long-term rate of return on assets is the best estimate of future expected return for the asset pool, given the expected returns and allocation targets for the various classes of assets. For measurement purposes, the assumed annual rates of increases in health care costs is as follows:

Year	Pre 65 premiums	Post 65 premiums
1	10.00%	7.00%
2	9.00%	7.00%
3	8.00%	7.00%
4	7.00%	7.00%
5 and thereafter	7.00%	7.00%

     Assumed health care cost trend rates have a significant effect on the amounts reported for the ACS Health Plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects for 2003:

	+1%	-1%
Effect on total of service and interest cost components	224	(278)
Effect on accumulated postretirement benefit obligation	3,327	(4,014)

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2003, 2002 and 2001
(In Thousands Except Per Share Amounts)

15. RETIREMENT PLANS (Continued)

     The ACS Health Plan’s asset allocations at December 31, 2003 and 2002, by asset category are as follows:

Asset Category	2003	2002
Equity securities*	33%	25%
Debt securites*	56%	63%
Other/Cash	11%	12%

Total	100%	100%

*	Note that mutual funds that may contain both stock and bonds may be included in these categories.

     The fundamental investment objective of the plan is to realize an annual total investment return consistent with the conservative risk tolerance plan dictated by the Company. The investment profile of the plan emphasizes liquidity and income, some capital stock investment and some fluctuation of investment return. It is anticipated that the investment manager will achieve this objective by investing the account’s assets in mutual funds. The portfolio may hold common stock, fixed income securities, money market instruments and U.S. Treasury obligations.

     Based on risk and return history for capital markets along with asset allocation risk and return projections, the following asset allocation guidelines were developed for the plan:

Target
Equity securities	30%
Fixed income	60%
Other/cash	10%

     The Company does not currently plan to make a contribution in 2004.

     The benefits expected to paid in the each of the next five years, and in the aggregate for the five fiscal years thereafter are as follows:

2004	$—
2005	5
2006	10
2007	10
2008	10
2009-2013	106

     In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“2003 Medicare Act”) was signed into law. The 2003 Medicare Act expanded Medicare to include, for the first time, coverage for prescription drugs. The Company expects that the 2003 Medicare Act will eventually reduce the costs of postretirement medical benefits. Because of various uncertainties related to the Company’s response to the 2003 Medicare Act and the appropriate accounting for this event, the Company has elected to defer financial recognition of this legislation until the FASB issues final accounting guidance.

16. BUSINESS SEGMENTS

     The Company has four reportable segments: local telephone, wireless, Internet and interexchange. Local telephone provides landline telecommunications services and consists of local telephone service, network access and deregulated and other revenue; wireless provides wireless telecommunications service; Internet provides Internet service and advanced IP based private networks; and interexchange provides switched and dedicated long distance services. Each reportable segment is a strategic business under separate management and offering different services than those offered by the other segments. The Company evaluates the performance of its segments based on operating income (loss).

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2003, 2002 and 2001
(In Thousands Except Per Share Amounts)

16. BUSINESS SEGMENTS (Continued)

     Previously, the Company reported its Directories Business as a separate segment. The Company sold an 87.42% interest in its Directories Business during the second quarter of 2003 and is no longer directly engaged in day-to-day management of that business. Therefore, the Directories Business no longer constitutes a reportable segment. Accordingly, the historical operating results for the Directories Business are included in “All Other” in the accompanying tables. The Company also has a wireless cable television service segment that did not meet the criteria for a reportable segment, was previously included in “All Other” and is now reported as discontinued operations.

     The Company also incurs interest expense, interest income, equity in earnings of investments, goodwill amortization in 2001 on the original May 14, 1999 purchases, goodwill impairment losses and other operating and non operating income and expense at the corporate level which are not allocated to the business segments, nor are they evaluated by the chief operating decision maker in analyzing the performance of the business segments. These non operating income and expense items are provided in the accompanying table under the caption “All Other” in order to assist the users of these financial statements in reconciling the operating results and total assets of the business segments to the consolidated financial statements. Common use assets are held at either the Company and are allocated to the business segments based on operating revenue. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

     The following table illustrates selected financial data for each segment as of and for the year ended December 31, 2003:

	Local
	Telephone	Wireless	Internet	Interexchange	All Other	Eliminations	Total
Operating revenues	$215,376	$46,628	$33,026	$20,562	$37,205	$(29,249)	$323,548
Depreciation and amortization	51,235	6,527	8,759	1,068	14,596	—	82,185
Operating income (loss)	24,365	3,043	(60,442)	(21,012)	129,450	(9)	75,395
Interest expense	(441)	(5)	(67)	(164)	(68,145)	—	(68,822)
Interest income	30	—	—	—	1,719	—	1,749
Income tax provision (benefit)	9,950	1,412	—	—	(11,362)	—	—
Income (loss) from continuing operations	14,004	1,626	(60,513)	(21,176)	62,138	(9)	(3,930)
Total assets	508,029	102,404	23,296	27,947	23,511	—	685,187
Capital expenditures	24,113	13,018	5,255	98	8,260	—	50,744

     Operating revenues disclosed above include intersegment operating revenues of $27,620 for local telephone, $1,801 for wireless, $2,482 for interexchange and $493 for all other. In accordance with SFAS No. 71, intercompany revenues between local telephone and non-local telephone operations are not eliminated above.

     The following table illustrates selected financial data for each segment as of and for the year ended December 31, 2002:

	Local
	Telephone	Wireless	Internet	Interexchange	All Other	Eliminations	Total
Operating revenues	$226,447	$43,233	$20,848	$26,350	$58,411	$(35,145)	$340,144
Depreciation and amortization	55,498	5,541	6,744	2,256	12,901	—	82,940
Operating income (loss)	34,700	2,207	(23,265)	(708)	(35,622)	(76)	(22,764)
Interest expense	435	(5)	(146)	(330)	(49,067)	—	(49,113)
Interest income	3	3	—	2	2,416	—	2,424
Income tax provision (benefit)	13,214	1,527	—	—	(14,741)	—	—
Income (loss) from continuing operations	19,199	2,113	(21,619)	(1,583)	(67,708)	(76)	(69,674)
Total assets	577,944	84,123	(26,905)	6,564	114,145	—	755,871
Capital expenditures	31,186	14,007	16,604	228	9,439	—	71,464

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

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2003, 2002 and 2001
(In Thousands Except Per Share Amounts)

16. BUSINESS SEGMENTS (Continued)

     The following table illustrates selected financial data for each segment as of and for the year ended December 31, 2001:

	Local
	Telephone	Wireless	Internet	Interexchange	All Other	Eliminations	Total
Operating revenues	$221,411	$41,923	$13,726	$27,105	$50,942	$(26,582)	$328,525
Depreciation and amortization	53,242	5,626	2,606	2,284	15,350	—	79,108
Operating income (loss)	37,439	3,304	(10,404)	(1,717)	18,501	—	47,123
Interest expense	(1,716)	(36)	(97)	(302)	(55,414)	—	(57,565)
Interest income	13	14	—	—	1,963	—	1,990
Income tax provision (benefit)	13,534	2,164	—	—	(15,893)	—	(195)
Income (loss) from continuing operations	19,560	2,966	(9,591)	(2,049)	(17,814)	—	(6,928)
Total assets	703,230	108,899	3,818	25,574	109,602	—	951,123
Capital expenditures	33,822	5,786	16,319	19,787	11,868	—	87,582

          Operating revenues disclosed above include intersegment operating revenues of $21,677 for local telephone, $1,603 for wireless, $2 for Internet, $13,851 for interexchange and $1,400 for all other. In accordance with SFAS No. 71, intercompany revenues between local telephone and non-local telephone operations are not eliminated above.

17. RELATED PARTY TRANSACTIONS

     The Company has various intercompany transactions with the Parent and at December 31, 2003 and 2002, $148 and $3,761 respectively was due from the Parent.

     Fox Paine & Company, ACS Group’s majority stockholder, receives an annual management fee in the amount of 1% of the Company’s net income before interest expense, interest income, income taxes, depreciation and amortization, and equity in loss of investments, calculated without regard to the fee. The management fee expense for 2003, 2002 and 2001 was $930, $1,316, and $1,285, respectively. The management fee payable at 2003 and 2002 was $950 and $1,319, respectively.

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

     During 2003, the Company spun off its Directory Business to ACS Media LLC and subsequently sold 99.9% of its interest in ACS Media LLC to the public through a Canadian income fund. As part of that transaction, the Company entered into several long-term contracts with ACS Media LLC, including a 50-year publishing agreement, a 50-year license agreement, a 45-year non-compete agreement, and a 10-year billing and collection agreement. At December 31, 2003, the Company had recorded in accounts payable - affiliates $2,867 due to ACS Media LLC under these contracts, primarily under the billing and collection agreement. The Company has a right to minority representation of one manager of the permitted nine managers of ACS Media LLC so long as its contracts with ACS Media LLC are in effect. Currently, Wray T. Thorn, a director of the Company and employee of Fox Paine & Company, the Company’s majority shareholder, is a manager of ACS Media LLC.

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

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2003, 2002 and 2001
(In Thousands Except Per Share Amounts)

17. RELATED PARTY TRANSACTIONS (Continued)

     On September 19, 2003, Fox Paine entered into a consulting agreement with a now retired officer of the Company. The consulting term will begin on January 1, 2004 and continue for one year, after which either party may terminate the arrangement. During the consulting term, the retired officer will advise Fox Paine on and evaluate potential opportunities in the telecommunications industry, and Fox Paine will pay the officer a monthly fee of $20 for these services.

18. ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

     The Company used derivative financial instruments, specifically an interest rate swap agreement, to partially hedge variable interest transactions. The Company extinguished early its interest rate swap agreement in November 2003.

     As a result of adopting SFAS No. 133, the Company recognized as an asset at January 1, 2001, a cumulative transition adjustment of $1,243 related to marking to fair value a designated cash flow hedge in the form of a interest rate swap. As of December 31, 2002, the fair value of the swap had declined to a liability of $14,152 which is recorded in other deferred credits and long-term liabilities on the Company’s Consolidated Balance Sheets. The fair value of the Company’s interest rate swap agreement represents the estimated amount the Company would receive or pay to terminate the agreement, calculated based on the present value of expected payments or receipts based on implied forward rates in the LIBOR yield curve at the end of the year. The realized gains and losses of the swap and its associated hedged long-term debt are recorded net in interest expense on the Company’s Consolidated Statements of Operations. For the years ended December 31, 2003 and 2002, realized changes in the fair value of the cash flow hedge amounted to a charge of $15,647 and $9,046, of which the ineffective portion was $231 and $59, respectively. Both the realized effective and ineffective components of the cash flow hedge were recorded as an increase to interest expense.

     The Company maintained an interest rate risk management strategy as a condition of its bank credit agreement that uses derivatives to minimize significant, unanticipated earnings and cash flow fluctuations caused by interest rate volatility. The Company’s specific goals were (1) to manage interest rate sensitivity by modifying the repricing characteristics of certain of its debt and (2) to lower (where possible) the cost of borrowed funds. The Company does not enter into derivative financial instruments for speculative or trading purposes.

     By using derivative financial instruments to hedge exposure to changes in interest rates, the Company had exposed itself to credit risk and market risk. The Company had minimized its credit risk by entering into a transaction with a high-quality counterparty and monitoring the financial condition of that counterparty. Market risk is managed through the setting and monitoring of parameters that limit the types and degree of market risks that are acceptable.

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2003, 2002 and 2001
(In Thousands Except Per Share Amounts)

19. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair values of cash and cash equivalents, accounts receivable and payable, and other short-term assets and liabilities approximate carrying values due to their short-term nature. The Company’s interest rate swap agreement is marked to fair value, therefore its carrying value is equal to its fair value. Company extinguished early its interest rate swap agreement in November 2003.

     The fair value for the Company’s senior subordinated notes and senior unsecured notes was estimated based on quoted market prices. The fair value of the Company’s senior credit facility term debt approximates carrying values due to the variable interest rate nature of the debt and its senior position in the capital structure.

     The following table summarizes the Company’s carrying values and fair values of the debt components of its financial instruments at December 31, 2003:

	Carrying	Fair
	Value	Value
New senior credit facility term loan	$200,000	$200,000
9 3/8% senior subordinated notes due 2009	150,000	150,000
9 7/8% senior unsecured notes due 2011	176,144	191,100
Capital leases and other long-term obligations	8,860	8,860

	$535,004	$549,960

     The following table summarizes the Company’s carrying values and fair values of the debt components of its financial instruments at December 31, 2002:

	Carrying	Fair
	Value	Value
Senior credit facility term debt - tranche A	$148,500	$148,500
Senior credit facility term debt - tranche B	148,500	148,500
Senior credit facility term debt - tranche C	133,650	133,650
9 3/8% senior subordinated notes due 2009	150,000	107,250
Capital leases and other long-term obligations	12,181	12,181

	$592,831	$550,081

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2003, 2002 and 2001
(In Thousands Except Per Share Amounts)

20. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     ACS Holdings and its subsidiaries are guarantors of ACS Group’s senior discount debentures. Additionally, ACS Group and ACS Holdings’ subsidiaries are guarantors under ACS Holdings’ 9 3/8 % senior subordinated notes and 9 7/8/% senior unsecured notes. All ACS Holdings’ subsidiaries (the “Combined Subsidiaries”) are 100% owned. The guarantees are full and unconditional. In addition, all guarantees are joint and several. Accordingly, the interim condensed consolidating financial statements are presented below.

Condensed Consolidated Balance Sheet
December 31, 2003

	Combined	ACS Holdings		ACS Holdings
	Subsidiaries	Parent Only	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$139	$97,659	$—	$97,798
Restricted cash	—	3,635	—	3,635
Accounts receivable-trade, net	13,803	27,915	—	41,718
Accounts receivable-affiliates	33,777	(33,629)	—	148
Materials and supplies	10,027	72	—	10,099
Prepayments and other current assets	2,877	2,973	—	5,850

Total current assets	60,623	98,625	—	159,248
Investments	—	399,384	(399,384)	—
Property, plant and equipment	931,840	110,064	—	1,041,904
Less: accumulated depreciation and amortization	553,816	49,944	—	603,760

Property, plant and equipment, net	378,024	60,120	—	438,144
Goodwill	—	—	38,403	38,403
Intangible assets, net	22,055	—	—	22,055
Debt issuance costs, net	—	18,587	—	18,587
Deferred charges and other assets	2,501	6,249	—	8,750

Total assets	$463,203	$582,965	$(360,981)	$685,187

Liabilities and Stockholder’s Equity
Current liabilities:
Current portion of long-term obligations	$500	$1,767	$—	$2,267
Accounts payable-affiliates	2,867	950	—	3,817
Accounts payable, accrued and other current liabilities	15,038	31,953	—	46,991
Income taxes payable	—	1,095	—	1,095
Advance billings and customer deposits	8,766	—	—	8,766

Total current liabilities	27,171	35,765	—	62,936
Long-term obligations, net of current portion	4,661	528,076	—	532,737
Deferred income taxes	5,220	(5,220)	—	—
Other deferred credits and long-term liabilities	65,170	5,895	—	71,065
Commitments and contingencies	—	—	—	—
Stockholder’s equity:
Common stock	25	—	(25)	—
Paid in capital in excess of par value	501,374	287,242	(501,374)	287,242
Retained earnings (accumulated deficit)	(140,418)	(264,250)	140,418	(264,250)
Accumulated other comprehensive loss	—	(4,543)	—	(4,543)

Total stockholder’s equity	360,981	18,449	(360,981)	18,449

Total liabilities and stockholder’s equity	$463,203	$582,965	$(360,981)	$685,187

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2003, 2002 and 2001
(In Thousands Except Per Share Amounts)

20. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

Condensed Consolidated Balance Sheet
December 31, 2002

	Combined	ACS Holdings		ACS Holdings
	Subsidiaries	Parent Only	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$(73)	$18,638	$—	$18,565
Restricted cash	—	3,440	—	3,440
Accounts receivable-trade, net	28,713	20,107	—	48,820
Accounts receivable-affiliates	34,625	(30,864)	—	3,761
Materials and supplies	11,176	27	—	11,203
Prepayments and other current assets	2,941	3,231	—	6,172
Assets held for sale	261	—	—	261

Total current assets	77,643	14,579	—	92,222
Investments	—	550,964	(550,964)	—
Property, plant and equipment	987,132	103,233	—	1,090,365
Less: accumulated depreciation and amortization	537,647	36,740	—	574,387

Property, plant and equipment, net	449,485	66,493	—	515,978
Goodwill	38,821	—	38,404	77,225
Intangible assets	22,237	1,032	—	23,269
Debt issuance costs, net	—	21,130	—	21,130
Deferred charges and other assets	32,278	(6,231)	—	26,047

Total assets	$620,464	$647,967	$(512,560)	$755,871

Liabilities and Stockholder’s Equity
Current liabilities:
Current portion of long-term obligations	$1,312	$4,621	$—	$5,933
Accounts payable-affiliates	—	1,319	—	1,319
Accounts payable, accrued and other current liabilities	18,834	30,646	—	49,480
Advance billings and customer deposits	9,804	—	—	9,804

Total current liabilities	29,950	36,586	—	66,536
Long-term obligations, net of current portion	6,899	579,999	—	586,898
Deferred income taxes	7,673	(7,673)	—	—
Other deferred credits and long-term liabilities	63,382	20,437	—	83,819
Commitments and contingencies	—	—	—	—
Stockholder’s equity:
Common stock	25		(25)	—
Paid in capital in excess of par value	355,574	287,242	(355,574)	287,242
Retained earnings (accumulated deficit)	156,961	(249,738)	(156,961)	(249,738)
Accumulated other comprehensive loss	—	(18,886)	—	(18,886)

Total stockholder’s equity	512,560	18,618	(512,560)	18,618

Total liabilities and stockholder’s equity	$620,464	$647,967	$(512,560)	$755,871

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2003, 2002 and 2001
(In Thousands Except Per Share Amounts)

20. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

Condensed Consolidated Statement of Operations
Year Ended December 31, 2003

	Combined	ACS Holdings		ACS Holdings
	Subsidiaries	Parent Only	Eliminations	Consolidated
Operating revenue:
Local telephone	$215,376	$25,574	$(25,563)	$215,387
Wireless	46,628	—	(80)	46,548
Directory	11,631	—	—	11,631
Internet	33,026	—	—	33,026
Interexchange	20,562	—	(3,606)	16,956

Total operating revenue	327,223	25,574	(29,249)	323,548
Operating expense:
Local telephone (exclusive of depreciation and amortization)	136,561	1,298	(21,505)	116,354
Wireless (exclusive of depreciation and amortization)	34,922	—	(3,858)	31,064
Directory (exclusive of depreciation and amortization)	5,359	—	(110)	5,249
Internet (exclusive of depreciation and amortization)	47,066	—	(1,543)	45,523
Interexchange (exclusive of depreciation and amortization)	27,766	—	(2,224)	25,542
Other (exclusive of depreciation and amortization)	9	—	(9)	—
Contract termination and asset impairment charges	54,858	—	—	54,858
Depreciation and amortization	67,591	14,594	—	82,185
Loss (gain) on disposal of assets, net	(112,642)	20	—	(112,622)

Total operating expense	261,490	15,912	(29,249)	248,153
Operating income	65,733	9,662	—	75,395
Other income (expense):
Interest expense	(677)	(68,145)	—	(68,822)
Interest income and other	4,287	(14,478)	—	(10,191)
Equity in income (loss) of investments	783	7,394	(7,394)	783

Total other income (expense)	4,393	(75,229)	(7,394)	(78,230)

Income (loss) before income taxes and discontinued operations	70,126	(65,567)	(7,394)	(2,835)
Income tax expense (benefit)	62,680	(61,585)	—	1,095

Income (loss) from continuing operations	7,446	(3,982)	(7,394)	(3,930)
Loss from discontinued operations	(52)	—	—	(52)

Net income (loss)	$7,394	$(3,982)	$(7,394)	$(3,982)

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2003, 2002 and 2001
(In Thousands Except Per Share Amounts)

20. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

Condensed Consolidated Statement of Operations
Year Ended December 31, 2002

	Combined	ACS Holdings		ACS Holdings
	Subsidiaries	Parent Only	Eliminations	Consolidated
Operating revenue:
Local telephone	$226,447	$—	$—	$226,447
Wireless	43,233	—	(53)	43,180
Directory	33,604	—	—	33,604
Internet	20,848	—	(1)	20,847
Interexchange	26,350	—	(10,284)	16,066
Other	716	24,807	(25,523)	—

Total operating revenue	351,198	24,807	(35,861)	340,144
Operating expense:
Local telephone (exclusive of depreciation and amortization)	136,253	2,188	(23,859)	114,582
Wireless (exclusive of depreciation and amortization)	35,380	—	(6,028)	29,352
Directory (exclusive of depreciation and amortization)	14,189	—	(19)	14,170
Internet (exclusive of depreciation and amortization)	37,344	—	(6,045)	31,299
Interexchange (exclusive of depreciation and amortization)	24,766	—	(1,119)	23,647
Other (exclusive of depreciation and amortization)	1,158	—	(1,158)	—
Depreciation and amortization	70,181	12,890	(131)	82,940
Loss on disposal of assets	204	—	1,959	2,163
Goodwill impairment loss	—	64,755	—	64,755

Total operating expense	319,475	79,833	(36,400)	362,908
Operating income (loss)	31,723	(55,026)	539	(22,764)
Other income (expense):
Interest expense	(79)	(49,067)	33	(49,113)
Interest income and other	(37)	(3,978)	6,218	2,203

Total other expense	(116)	(53,045)	6,251	(46,910)

Income (loss) before income taxes, discontinued operations and cumulative effect of change in accounting principle	31,607	(108,071)	6,790	(69,674)
Income tax expense (benefit)	22,718	(22,718)	—	—

Income (loss) from continuing operations	8,889	(85,353)	6,790	(69,674)
Loss from discontinued operations	(6,810)	(250)	(572)	(7,632)

Income (loss) before cumulative effect of change in accounting principle	2,079	(85,603)	6,218	(77,306)
Cumulative effect of change in accounting principle	(8,297)	(97,053)	—	(105,350)

Net income (loss)	$(6,218)	$(182,656)	$6,218	$(182,656)

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2003, 2002 and 2001
(In Thousands Except Per Share Amounts)

20. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

Condensed Consolidated Statement of Operations
Year Ended December 31, 2001

	Combined	ACS Holdings		ACS Holdings
	Subsidiaries	Parent Only	Eliminations	Consolidated
Operating revenue:
Local telephone	$221,411	$—	$—	$221,411
Wireless	41,923	—	(29)	41,894
Directory	33,870	—	—	33,870
Internet	13,726	—	(2)	13,724
Interexchange	27,105	—	(9,479)	17,626
Other	960	17,072	(18,032)	—

Total operating revenue	338,995	17,072	(27,542)	328,525
Operating expense:
Local telephone (exclusive of depreciation and amortization)	130,536	2,475	(15,191)	117,820
Wireless (exclusive of depreciation and amortization)	32,993	—	(5,564)	27,429
Directory (exclusive of depreciation and amortization)	14,713	—	(29)	14,684
Internet (exclusive of depreciation and amortization)	21,524	—	(4,947)	16,577
Interexchange (exclusive of depreciation and amortization)	26,538	—	(754)	25,784
Other (exclusive of depreciation and amortization)	1,949	—	(1,949)	—
Depreciation and amortization	64,463	15,348	(703)	79,108

Total operating expense	292,716	17,823	(29,137)	281,402
Operating income (loss)	46,279	(751)	1,595	47,123
Other income (expense):
Interest expense	(2,277)	(55,414)	126	(57,565)
Interest income and other	47	3,203	—	3,250
Equity in income (loss) of investments	69	20,457	(20,457)	69

Total other expense	(2,161)	(31,754)	(20,331)	(54,246)

Income (loss) before income taxes and and discontinued operations	44,118	(32,505)	(18,736)	(7,123)
Income tax expense (benefit)	23,664	(23,859)	—	(195)

Income (loss) from continuing operations	20,454	(8,646)	(18,736)	(6,928)
Loss from discontinued operations	—	—	(1,718)	(1,718)

Net income (loss)	$20,454	$(8,646)	$(20,454)	$(8,646)

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2003, 2002 and 2001
(In Thousands Except Per Share Amounts)

20. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

Condensed Consolidated Statement of Cash Flows
Year Ended December 31, 2003

	Combined	ACS Holdings		ACS Holdings
	Subsidiaries	Parent Only	Eliminations	Consolidated
Net cash provided (used) by operating activities	$47,296	$166,893	$(158,973)	$55,216
Cash Flows from Investing Activities:
Construction and capital expenditures	(40,199)	(8,205)	—	(48,404)
Net proceeds from sale of business	155,269	—	—	155,269
Release of funds from escrow	—	3,539	—	3,539
Placement of funds in restricted account	—	(3,725)	—	(3,725)

Net cash provided (used) by investing activities	115,070	(8,391)	—	106,679
Cash Flows from Financing Activities:
Payments on long-term debt	(3,181)	(430,921)	—	(434,102)
Proceeds from issuance of long-term debt	—	375,970	—	375,970
Debt issuance costs	—	(14,000)	—	(14,000)
Dividends	(158,973)	(10,530)	158,973	(10,530)

Net cash provided (used) by financing activities	(162,154)	(79,481)	158,973	(82,662)
Increase in cash and cash equivalents	212	79,021	—	79,233
Cash and cash equivalents, beginning of the period	(73)	18,638	—	18,565

Cash and cash equivalents, end of the period	$139	$97,659	$—	$97,798

Supplemental Cash Flow Data:
Interest paid	$685	$48,598	$—	$49,283
Income taxes paid	—	—	—	—
Supplemental Noncash Transactions:
Property acquired under a mortgage	$2,340	$—	$—	$2,340
Minimum pension liability adjustment	—	(191)	—	(191)
Interest rate swap marked to market	—	(14,152)	—	(14,152)

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2003, 2002 and 2001
(In Thousands Except Per Share Amounts)

20. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

Condensed Consolidated Statement of Cash Flows
Year Ended December 31, 2002

	Combined	ACS Holdings		ACS Holdings
	Subsidiaries	Parent Only	Eliminations	Consolidated
Net cash provided (used) by operating activities	$59,261	$6,538	$—	$65,799
Cash Flows from Investing Activities:
Construction and capital expenditures	(57,838)	(9,439)	—	(67,277)
Release of funds from escrow	—	3,706	—	3,706
Issuance of note receivable	—	(15,000)	—	(15,000)

Net cash provided by investing activities	(57,838)	(20,733)	—	(78,571)
Cash Flows from Financing Activities:
Payments on long-term debt	(2,735)	(4,593)	—	(7,328)
Dividends	—	(2,347)	—	(2,347)

Net cash provided (used) by financing activities	(2,735)	(6,940)	—	(9,675)
Decrease in cash and cash equivalents	(1,312)	(21,135)	—	(22,447)
Cash and cash equivalents, beginning of the period	1,239	39,773	—	41,012

Cash and cash equivalents, end of the period	$(73)	$18,638	$—	$18,565

Supplemental Cash Flow Data:
Interest paid	$86	$45,744	$—	$45,830
Income taxes paid	—	—	—	—
Supplemental Noncash Transactions:
Property acquired under capital leases and mortgages	$4,187	$—	$—	$4,187
Minimum pension liability adjustment	—	2,342	—	2,342
Interest rate swap marked to market	—	2,715	—	2,715

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2003, 2002 and 2001
(In Thousands Except Per Share Amounts)

20. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

Condensed Consolidated Statement of Cash Flows
Year Ended December 31, 2001

	Combined	ACS Holdings		ACS Holdings
	Subsidiaries	Parent Only	Eliminations	Consolidated
Net cash provided (used) by operating activities	$88,111	$(11,473)	$—	$76,638
Cash Flows from Investing Activities:
Construction and capital expenditures	(87,548)	(34)	—	(87,582)
Placement of funds in escrow	—	(6,932)	—	(6,932)
Other investing activities	—	31	—	31

Net cash used by investing activities	(87,548)	(6,935)	—	(94,483)
Cash Flows from Financing Activities-Payments on long-term debt	(1,337)	(1,702)	—	(3,039)
Decrease in cash and cash equivalents	(774)	(20,110)	—	(20,884)
Cash and cash equivalents, beginning of the period	2,013	59,883	—	61,896

Cash and cash equivalents, end of the period	$1,239	$39,773	$—	$41,012

Supplemental Cash Flow Data:
Interest paid	$2,285	$47,171	$—	$49,456
Income taxes paid	—	—	—	—
Supplemental Noncash Transactions:
Minimum pension liability adjustment	$—	$2,392	$—	$2,392
Interest rate swap marked to market	—	11,437	—	11,437

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2003, 2002 and 2001
(In Thousands Except Per Share Amounts)

21. COMMITMENTS AND CONTINGENCIES

     The Company is involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business and has recorded litigation reserves of $3,880 against certain current claims and legal actions. The Company believes that the disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

     A class action lawsuit was filed against the Company on March 14, 2001. The litigation alleges various contract and tort claims concerning the Company’s decision to terminate its Infinite Minutes long distance plan. Although the Company believes this suit is without merit and intends to vigorously defend its position, it is impossible to predict the outcome.

     GCI filed a complaint against the Company with the FCC alleging the Company discriminated against it in service ordering processing and provisioning issues. The Company is vigorously defending its position, but cannot predict the outcome of this matter.

     The Company has disputes with Dobson Communications over reciprocal payments and tower ownership. The Company cannot predict the outcome of these disputes.

     On July 15, 2002 the Company fulfilled a commitment to Neptune to provide a loan for the aggregate principal amount of $15,000 in return for certain consideration. The Company has an agreement that enables it to purchase additional fiber optic capacity in future years from Neptune, the expenditures for which are expected to be significant and may exceed $25,000 over the next four years. While the Company has an agreement with Neptune, certain material terms of the agreement remain subject to continued renegotiation. The significant provisions of this agreement are: i) purchase commitments by the Company for capacity in 2005 and 2007, the final price and quantity of which are subject to future events, ii) Neptune’s restoration of the Company’s traffic carried on another cable system, iii) and specific interconnection arrangements between the Company and Neptune, should the Company exercise its option to purchase certain network assets from Neptune. The Company is currently negotiating open elements of its agreement with Neptune and renegotiating other terms and conditions of the agreement. It is impossible to determine the ultimate outcome of these negotiations at this time.

22. CONSOLIDATED QUARTERLY OPERATING INFORMATION (UNAUDITED)

	Quarterly Financial Data
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2003
Operating revenues	$83,792	$83,996	$78,222	$77,538
Operating income	6,600	103,500	(37,884)	3,179
Loss from continuing operations	(5,895)	93,367	(74,923)	(16,479)
Loss on discontinued operations	(52)	—	—	—
Net loss	(5,947)	93,367	(74,923)	(16,479)
2002
Operating revenues	$81,179	$92,059	$83,498	$83,408
Operating income (loss)	12,542	15,173	5,909	(56,388)
Income (loss) from continuing operations	299	4,746	(6,257)	(68,462)
Loss on discontinued operations	(6,872)	(515)	(136)	(109)
Income (loss) before cumulative effect of change in accounting principle	(6,573)	4,231	(6,393)	(68,571)
Cumulative effect of change in accounting principle	(105,350)	—	—	—
Net income (loss)	(111,923)	4,231	(6,393)	(68,571)

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2003, 2002 and 2001
(In Thousands Except Per Share Amounts)

22. CONSOLIDATED QUARTERLY OPERATING INFORMATION (UNAUDITED) (Continued)

     On March 30, 2002, the Company approved a plan to sell its wireless cable television service segment. As a result of this decision, the operating revenue and expense of this segment has been classified as discontinued operations for all periods presented (see Note 13). Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets and a transitional impairment loss of $105,350 was recognized as the cumulative effect of a change in accounting principle in the consolidated statement of operations. The Company performed its annual goodwill impairment test during the fourth quarter of 2002 and recorded a goodwill impairment loss of $64,755 in operating expenses of the consolidated statement of operations (see Note 4). During the year ended December 31, 2003, the Company recorded $54,858 in contract termination and asset impairment charges (see Note 10), recognized a gain on disposition of assets of $113,518 on a pre-tax basis (see Note 10) and recorded an impairment charge of $15,924 on non-operating assets (see Note 11).

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.

Schedule II – Valuation and Qualifying Accounts
(In Thousands)

	Balance at	Charged to	Charged to		Balance at
	Beginning	costs and	other		End
Description	of Period	expenses	accounts (1)	Deductions (2)	of Period
2003 Allowance for doubtful accounts	$6,075	$839	$159	$2,641	$4,432

2002 Allowance for doubtful accounts	$4,944	$4,884	$214	$3,967	$6,075

2001 Allowance for doubtful accounts	$9,831	$4,932	$1,576	$11,395	$4,944

(1)	Represents the reserve for accounts receivable collected on the behalf of others.

(2)	Represents credit losses.