Form 10-Q
period 2005-03-31
ALASKA COMMUNICATIONS SYSTEMS HOLDINGS INC
filed 2005-05-10
CIK 1089510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ______________________.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days .

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

Yes  ☐    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the registrant’s Common Stock, as of April 27, 2005, was zero (0).

		Page
		Number
PART I.	Financial Information
Item 1.	Financial Statements:
	Consolidated Balance Sheets (unaudited) As of March 31, 2005 and December 31, 2004	3
	Consolidated Statements of Operations (unaudited) For the Three Months Ended March 31, 2005 and 2004	4
	Consolidated Statements of Cash Flows (unaudited) For the Three Months Ended March 31, 2005 and 2004	5
	Notes to Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4.	Controls and Procedures	29
PART II.	Other Information
Item 1.	Legal Proceedings	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3.	Defaults upon Senior Securities	31
Item 4.	Submission of Matters to a Vote of Security Holder	31
Item 5.	Other Information	31
Item 6.	Exhibits	31
Signatures		32
EXHIBIT 10.19
EXHIBIT 10.20
EXHIBIT 10.21
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.

Consolidated Balance Sheets
(Unaudited, In Thousands Except Per Share Amounts)

	March 31,	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$63,466	$85,860
Restricted cash	4,690	4,690
Accounts receivable — trade, net of allowance of $4,895 and $4,869	36,349	38,325
Materials and supplies	7,056	6,623
Prepayments and other current assets	4,419	3,724

Total current assets	115,980	139,222

Property, plant and equipment	1,068,740	1,061,767
Less: accumulated depreciation and amortization	668,596	649,455

Property, plant and equipment, net	400,144	412,312

Goodwill	38,403	38,403
Intangible assets	21,826	21,871
Debt issuance costs	14,294	15,482
Deferred charges and other assets	9,337	8,749

Total assets	$599,984	$636,039

Liabilities and Stockholder’s Equity (Deficit)
Current liabilities:
Current portion of long-term obligations	$393	$2,298
Accounts payable-affiliate	2,686	3,973
Accounts payable, accrued and other current liabilities	48,819	54,648
Advance billings and customer deposits	8,893	8,948

Total current liabilities	60,791	69,867

Long-term obligations, net of current portion	457,321	523,591
Other deferred credits and long-term liabilities	74,784	77,916
Commitments and contingencies

Stockholder’s equity (deficit):
Common stock, $.01 par value; 1,000 shares authorized 2 shares issued and outstanding	—	—
Contributed capital	313,751	245,585
Accumulated deficit	(304,589)	(276,389)
Accumulated other comprehensive loss	(2,074)	(4,531)

Total stockholder’s equity (deficit)	7,088	(35,335)

Total liabilities and stockholder’s equity	$599,984	$636,039

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.

Consolidated Statements of Operations
(Unaudited, In Thousands Except Per Share Amounts)

	Three Months Ended
	March 31,
	2005	2004
Operating revenues:
Local telephone	$51,565	$55,832
Wireless	17,056	11,601
Internet	5,061	4,613
Interexchange	3,726	3,409

Total operating revenues	77,408	75,455

Operating expenses:
Local telephone (exclusive of depreciation and amortization)	30,523	32,574
Wireless (exclusive of depreciation and amortization)	9,582	7,928
Internet (exclusive of depreciation and amortization)	5,237	7,506
Interexchange (exclusive of depreciation and amortization)	4,400	5,016
Depreciation and amortization	20,413	19,106
Loss (gain) on disposal of assets, net	(68)	227

Total operating expenses	70,087	72,357

Operating income	7,321	3,098
Other income and expense:
Interest expense	(9,766)	(11,403)
Loss on extinguishment of debt	(26,204)	—
Interest income	494	242
Other	(45)	(57)

Total other income (expense)	(35,521)	(11,218)

Loss before income taxes	(28,200)	(8,120)
Income tax expense (benefit)	—	—

Net loss	$(28,200)	$(8,120)

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.

Consolidated Statements of Cash Flows
(Unaudited, In Thousands)

	Three Months Ended
	March 31,
	2005	2004
Cash Flows from Operating Activities:
Net loss	$(28,200)	$(8,120)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Depreciation and amortization	20,413	19,106
Loss (gain) on disposal of assets, net	(68)	227
Amortization of debt issuance costs, original issue discount	13,807	845
Other deferred credits	(4,082)	(2,285)
Changes in components of working capital:
Accounts receivable and other current assets	1,689	4,664
Accounts payable and other current liabilities	(10,472)	(8,915)
Deferred charges and other assets	1,869	206
Other	(156)	—

Net cash (used) provided by operating activities	(5,200)	5,728
Cash Flows from Investing Activities:
Construction and capital expenditures	(7,182)	(10,356)

Net cash used by investing activities	(7,182)	(10,356)
Cash Flows from Financing Activities:
Payments on long-term debt	(405,157)	(828)
Proceeds from issuance of long-term debt	335,000	—
Debt issuance costs	(10,637)	—
Contribution from Parent	76,461	—
Dividend	(5,679)	(63)

Net cash used by financing activities	(10,012)	(891)
Decrease in cash and cash equivalents	(22,394)	(5,519)
Cash and cash equivalents at beginning of the period	85,860	97,798

Cash and cash equivalents at the end of the period	$63,466	$92,279

Supplemental Cash Flow Data:
Interest paid	$10,142	$11,870
Income taxes paid, net of refund	—	1,120
Supplemental Noncash Transactions:
Interest rate swap	$2,457	$—
Dividend declared, but not paid	(8,140)	—

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.

Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)

1. DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Alaska Communications Systems Holdings, Inc., a Delaware corporation, and its Subsidiaries (the “Company” or “ACS Holdings”), is engaged principally in providing local telephone, wireless, Internet, interexchange network and other services to its retail consumer and business customers and wholesale customers in the State of Alaska through its telecommunications subsidiaries. The Company is a wholly owned subsidiary of Alaska Communication Systems Group, Inc. (the “Parent” or “ACS Group”).

     The accompanying consolidated financial statements for the Company represent the consolidated financial position, results of operations and cash flows principally of the following entities:

•	ACS Holdings

•	ACS of Alaska, Inc. (“ACSAK”)

•	ACS of the Northland, Inc. (“ACSN”)

•	ACS of Fairbanks, Inc. (“ACSF”)

•	ACS of Anchorage, Inc. (“ACSA”)

•	ACS Wireless, Inc. (“ACSW”)

•	ACS Long Distance, Inc. (“ACSLD”)

•	ACS Internet, Inc. (“ACSI”)

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. However, the Company believes the disclosures which are made are adequate to make the information presented not misleading. The consolidated financial statements and footnotes included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Certain reclassifications have been made to the 2004 financial statements to make them conform to the current presentation.

     In the opinion of management, the financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results of operations which might be expected for the entire year or any other interim periods.

Revenue Recognition

     Access revenue is recognized when earned. The Company participates in access revenue pools with other telephone companies. Such pools are funded by toll revenue and/or access charges regulated by the Regulatory Commission of Alaska (“RCA”) within the intrastate jurisdiction and the Federal Communications Commission (“FCC”) within the interstate jurisdiction. Much of the interstate access revenue is initially recorded based on estimates. These estimates are derived from interim financial statements, available separations studies and the most recent information available about achieved rates of return. These estimates are subject to adjustment in future accounting periods as additional operational information becomes available. To the extent that disputes arise over revenue settlements, the Company’s policy is to defer revenue collected until settlement methodologies are resolved and finalized. At March 31, 2005 and 2004, the Company had liabilities of $16,920 and $13,053, respectively, related to its estimate of refundable access revenue.

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

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)

1. DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     The Company implemented, effective January 1, 2003, higher depreciation rates for its regulated telephone plant for the interstate jurisdiction, which management believes approximate the economically useful lives of the underlying plant. As a result, the Company has recorded a regulatory asset under SFAS No. 71 of $39,296 and $21,850 as of March 31, 2005 and 2004, respectively, related to depreciation of the regulated telephone plant allocable to its intrastate and local jurisdictions. The Company has also deferred as a regulatory asset $894 of costs incurred in connection with regulatory rate making proceedings, which is being amortized over three years starting in 2003. The balance of this regulatory asset was $223 at March 31, 2005. If the Company were not following SFAS No. 71, it would have recorded additional cumulative depreciation expense in the three months ended March 31, 2005, of $4,323 for the intrastate and local jurisdictions and the deferred costs incurred in connection with regulatory rate making proceedings would have been charged to expense as incurred. The Company also has a regulatory liability of $55,299 at March 31, 2005 related to accumulated removal costs. If the Company were not following SFAS No. 71, it would have followed SFAS No. 143, Accounting for Asset Retirement Obligations. Non-regulated revenues and costs incurred by the local telephone exchange operations and non-regulated operations of the Company are not accounted for under SFAS No. 71 principles.

Stock Incentive Plans

     The Company’s employees participate in various plans of ACS Group. The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for the stock incentive plans. Accordingly, no compensation cost has been recognized for options with exercise prices equal to or greater than fair value on the date of grant. No compensation costs were charged to operations for the three months ended March 31, 2005 or 2004. If compensation costs had been determined consistent with SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s net loss and net loss per share on a pro forma basis for the three months ended March 31, 2005 and 2004 would have been as follows:

	Three Months Ended
	March 31,
	2005	2004
Net loss:
As reported	$(28,200)	$(8,120)
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards	$(749)	33

Pro forma	$(28,949)	$(8,087)

     The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for grants made in 2004:

2004
Risk free rate	2.94%
Dividend yield	0.0%
Expected volatility factor	55.2%
Expected option life (years)	6.8

     No options were granted in 2005.

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)

2. NEW ACCOUNTING STANDARDS

     In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations. FIN 47 will be effective for the Company on December 31, 2005 and requires it to recognize asset retirement obligations which are conditional on a future event, such as the obligation to safely dispose of asbestos when a building is remodeled. Uncertainty about the timing or settlement of the obligation is factored into the measurement of the liability. The Company is in the process of quantifying the impact FIN 47 will have on its financial position and results of operations.

     In April 2005, the Securities and Exchange Commission (“SEC”) delayed the effective date of SFAS No. 123R, Share-Based Payments. SFAS No. 123R will now be effective for the Company as of the interim reporting period beginning January 1, 2006. SFAS 123R requires that compensation cost relating to share-based payment transactions be recognized in financial statements based on the fair value of the equity or liability instruments issued. SFAS No. 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. The Company does not anticipate that the adoption of SFAS No. 123R will have a material impact on its financial position or results of operations.

     In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-Monetary Assets, which is effective for the Company starting July 1, 2005. In the past, the Company was frequently required to measure the value of assets exchanged in non-monetary transactions by using the net book value of the asset relinquished. Under SFAS No. 153, the Company will measure assets exchanged at fair value, as long as the transaction has commercial substance and the fair value of the assets exchanged is determinable within reasonable limits. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS No. 153 is not anticipated to have a material effect on the Company’s financial position or results of operations.

3. LONG TERM OBLIGATIONS

     Long term obligations consist of the following at March 31, 2005 and December 31, 2004:

	March 31,	December 31,
	2005	2004
2003 senior credit facility term loan	$—	$198,000
2005 senior credit facility term loan	335,000	—
9 3/8% senior subordinated notes due 2009	—	147,500
9 7/8% senior unsecured notes due 2011	118,304	177,650
Original issue discount - 9 7/8% senior subordinated notes due 2011	(3,339)	(5,321)
Capital leases and other long-term obligations	7,749	8,060

	457,714	525,889
Less current portion	393	2,298

Long-term obligations, net of current portion	$457,321	$523,591

     The aggregate maturities of long-term obligations for each of the five years and thereafter subsequent to March 31, 2005 are as follows:

2005 (April 1 - December 31)	$530
2006 (January 1 - December 31)	971
2007 (January 1 - December 31)	1,028
2008 (January 1 - December 31)	926
2009 (January 1 - December 31)	677
2010 (January 1 - December 31)	643
Thereafter	456,278

$461,053

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)

3. LONG TERM OBLIGATIONS (Continued)

     In the first quarter of 2005, the Company completed refinancing transactions whereby it entered into a new $380,000 senior secured credit facility, the 2005 senior credit facility, and used the $335,000 of term loan borrowings under that facility, together with cash on hand and $76,307 in net proceeds of a simultaneous offering of ACS Group common stock, to repay in full and redeem the $198,000 of outstanding principal under its 2003 senior credit facility, together with interest accrued thereon; repurchase $59,346 of outstanding principal of its senior unsecured notes, together with tender premiums and interest accrued thereon; repurchase $147,500 of outstanding principal of its senior subordinated notes, together with tender premiums and interest accrued thereon; and pay underwriters’ discounts and transaction fees and expenses associated with the equity offering and refinancing transactions.

     The $335,000 term loan under the 2005 senior credit facility was drawn on February 1, 2005 and generally bears interest at an annual rate of LIBOR plus 2.00%, with a term of seven years from the date of closing and no scheduled principal payments before maturity. The $45,000 undrawn revolving credit facility, to the extent drawn in the future, will bear interest at an annual rate of LIBOR plus 2.00% and have a term of six years from the date of closing. To the extent the $45,000 revolving credit facility under the 2005 senior credit facility remains undrawn, the Company will pay an annual commitment fee of 0.375% of the undrawn principal amount over its term. The Company also entered into floating-to-fixed interest rate swaps with total notional amounts of $135,000 and $85,000, respectively, which swap the floating interest rate on a portion of the term loan borrowings under the 2005 senior credit facility for a five year term at a fixed rate of 6.13% and 6.50% per year, respectively, inclusive of the 2.00% premium over LIBOR. The swaps are accounted for as cash flow hedges.

4. STOCK INCENTIVE PLANS

     The Company’s employees participate in various plans of ACS Group, which through the Compensation Committee of the Board of Directors, may grant stock options, stock appreciation rights and other awards to officers, employees and non-employee directors. At March 31, 2005, ACS Group has reserved a total of 10,060 shares of authorized common stock for issuance under the plans. In general, options under the plans vest ratably over three, four or five years.

Alaska Communications Systems Group, Inc. 1999 Stock Incentive Plan

     ACS Group has reserved 7,160 shares under this plan, which was adopted by the Company in November 1999. At March 31, 2005, 7,089 options have been granted, 2,892 have been forfeited, 2,035 have been exercised, and 2,963 shares are available for grant under the plan.

ACS Group, Inc. 1999 Non-Employee Director Stock Compensation Plan

     The non-employee director stock compensation plan was adopted by ACS Group in November 1999. ACS Group has reserved 350 shares under this plan. At March 31, 2005, 151 shares have been awarded and 199 shares are available for grant under the plan. In 2005 and 2004, the plan requires directors to receive not less than 50% and 25% respectively, of their annual retainer in the form of ACS Group’s stock and directors are permitted to elect up to 100% of their annual retainer in the form of ACS Group’s stock. On March 31, 2005, eight shares under the plan were awarded to directors, of which six were elected to be deferred until termination of service by the directors.

Alaska Communications Systems Group, Inc. 1999 Employee Stock Purchase Plan

     This plan was also adopted by ACS Group in November 1999. ACS Group has reserved 1,550 shares under this plan. At March 31, 2005, 980 shares are available for issuance and sale. The plan will terminate on December 31, 2009. All ACS Group employees and all of the employees of designated subsidiaries generally will be eligible to participate in the purchase plan, other than employees whose customary employment is 20 hours or less per week or is for not more than five months in a calendar year, or who are ineligible to participate due to restrictions under the Internal Revenue Code.

     A participant in the purchase plan may authorize regular salary deductions of a maximum of 15% and a minimum of 1% of base compensation. The fair market value of shares which may be purchased by any employee during any calendar year may not exceed $25. The amounts so deducted and contributed are applied to the purchase of full shares of common stock at 85% of the lesser of the fair market value of such shares on the date of purchase or on the offering date for

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)

4. STOCK INCENTIVE PLANS (Continued)

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

2003 Options for Officer Inducement Grant

     During 2003, the Board of Directors for ACS Group awarded 1,000 options as an inducement grant in hiring the Company’s Chief Executive Officer, all of which are currently outstanding. The options were registered with the Securities Exchange Commission on Form S-8 during October 2004.

5. RETIREMENT PLANS

     Pension benefits for substantially all of the Company’s employees are provided through the Alaska Electrical Pension Plan (“AEPP”). The Company pays a contractual hourly amount based on employee classification or base compensation. As a multi-employer defined contribution plan, the accumulated benefits and plan assets are not determined for or allocated separately to the individual employer. The Company has no responsibility for the benefit obligation other than the contractual contribution rate. The Company also provides a 401(k) retirement savings plan covering substantially all of its employees.

     The Company also has a separate defined benefit plan that covers certain employees previously employed by Century Telephone Enterprise, Inc. (“CenturyTel Plan”). This plan was transferred to the Company in connection with the acquisition of CenturyTel, Inc.’s Alaska properties. Existing plan assets and liabilities of the CenturyTel Plan were transferred to the ACS Retirement Plan on September 1, 1999. Accrued benefits under the ACS Retirement Plan were determined in accordance with the provisions of the CenturyTel Plan. Upon completion of the transfer to the Company, covered employees ceased to accrue benefits under the plan. On November 1, 2000, the ACS Retirement Plan was amended to conform early retirement reduction factors and various other terms to those provided by the AEPP. As a result of this amendment, prior service cost of $1,992 was recorded and will be amortized over the expected service life of the plan participants at the date of the amendment. The Company uses the traditional unit credit method for the determination of pension cost for financial reporting and funding purposes and complies with the funding requirements under the Employee Retirement Income Security Act of 1974 (“ERISA”). The Company uses a December 31 measurement date for the plan.

     The following table represents the net periodic pension expense for the ACS Retirement Plan for the three months ended March 31, 2005 and 2004:

	Three Months Ended
	March 31,
	2005	2004
Interest cost	$188	$184
Expected return on plan assets	(201)	(190)
Amortization of loss	114	138
Amortization of prior service cost	51	51

Net periodic pension expense	$152	$183

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

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)

6. BUSINESS SEGMENTS (Continued)

     The Company also incurs interest expense, interest income, equity in earnings of investments and other operating and non-operating income and expense at the corporate level which are not allocated to the business segments, nor are they evaluated by the chief operating decision maker in analyzing the performance of the business segments. These non-operating income and expense items are provided in the accompanying table under the caption “All Other” in order to assist the users of these financial statements in reconciling the operating results and total assets of the business segments to the consolidated financial statements. Common use assets are held at ACS Holdings and are allocated to the business segments based on operating revenue. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

     The following table illustrates selected financial data for each segment as of and for the three months ended March 31, 2005:

	Local
	Telephone	Wireless	Internet	Interexchange	All Other	Eliminations	Total
Operating revenues	$51,566	$17,066	$5,125	$4,430	$5,636	$(6,415)	$77,408
Depreciation and amortization	13,218	2,598	820	91	3,686	—	20,413
Operating income (loss)	3,312	4,094	(1,500)	(125)	1,540	—	7,321
Interest expense	(71)	—	—	(46)	(9,649)	—	(9,766)
Loss on extinguishment of debt	—	—	—	—	(26,204)	—	(26,204)
Interest income	—	—	—	—	494	—	494
Income tax provision (benefit)	1,145	1,686	—	—	(2,831)	—	—
Net income (loss)	2,096	2,408	(1,500)	(171)	(56,397)	25,364	(28,200)
Total assets	453,179	115,645	(1,606)	19,723	13,043	—	599,984
Capital expenditures	4,127	299	708	—	2,048	—	7,182

     Operating revenue disclosed above includes intersegment operating revenue of $6,512 for local telephone, $557 for wireless, $924 for interexchange and $5,633 for all other. In accordance with SFAS No. 71, intercompany revenue between local telephone and all other segments is not eliminated above.

     The following table illustrates selected financial data for each segment as of and for the three months ended March 31, 2004:

	Local
	Telephone	Wireless	Internet	Interexchange	All Other	Eliminations	Total
Operating revenues	$55,822	$11,613	$4,613	$3,858	$5,799	$(6,250)	$75,455
Depreciation and amortization	12,849	1,645	1,002	157	3,453	—	19,106
Operating income (loss)	6,313	1,143	(4,162)	(1,378)	1,182	—	3,098
Interest expense	(81)	(12)	—	(47)	(11,263)	—	(11,403)
Interest income	—	—	—	—	242	—	242
Income tax provision (benefit)	2,499	466	—	—	(2,965)	—	—
Net income (loss)	3,733	665	(4,162)	(1,425)	(6,931)	—	(8,120)
Total assets	517,813	102,939	7,655	23,264	14,617	—	666,288
Capital expenditures	5,235	3,609	453	38	1,021	—	10,356

     Operating revenue disclosed above includes intersegment operating revenue of $6,324 for local telephone, $434 for wireless, $522 for interexchange and $5,789 for all other. In accordance with SFAS No. 71, intercompany revenue between local telephone and all other segments is not eliminated above.

7. RELATED PARTY TRANSACTIONS

     Fox Paine & Company, LLC (“Fox Paine”), ACS Group’s largest stockholder, was entitled to receive an annual management fee in the amount of 1% of the Company’s net income before interest expense, interest income, income taxes, depreciation and amortization, and equity in earnings (loss) of investments, calculated without regard to the fee pursuant to an agreement dated May 14, 1999. The management fee expense for the three months ended March 31, 2005 was $38, related to a final contract true up, and $220 for the three months ended March 31, 2004. The management fee payable at March 31, 2005 and 2004 was $0 and $1,206, respectively. The annual management fee obligation to Fox Paine was

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)

7. RELATED PARTY TRANSACTIONS (Continued)

terminated effective for periods beginning after December 31, 2004 as partial consideration for a $2,700 transaction fee paid to Fox Paine in February 2005 in connection with assistance rendered in structuring a refinancing transaction and an ACS Group stock offering, which were completed during the first quarter of 2005. The transaction fee agreement was approved by the Company’s board of directors.

     Two of the Company’s directors, Messrs. Saul A. Fox and W. Dexter Paine, III are co-founders of Fox Paine and currently serve as Fox Paine’s Chief Executive Officer and President. A third director, Mr. Wray T. Thorn, is a former director of Fox Paine.

     During 2003, the Company spun off its Directory Business to ACS Media LLC and subsequently sold 99.9% of its interest in ACS Media LLC to the public through a Canadian income fund. As part of that transaction, the Company entered into several long-term contracts with ACS Media LLC, including a 50-year publishing agreement, a 50-year license agreement, a 45-year non-compete agreement, and a 10-year billing and collection agreement. At March 31, 2005, the Company had recorded in accounts payable – affiliates $2,686 due to ACS Media LLC under these contracts, primarily under the billing and collection agreement. The Company has a right to minority representation of one manager of the permitted nine managers of ACS Media LLC so long as its contracts with ACS Media LLC are in effect. Currently, Leonard A. Steinberg, an officer of the Company, is a manager of ACS Media LLC.

     On September 14, 2003, the Company entered into an agreement with a retiring officer to reacquire 267 shares of ACS Group stock owned by the officer in January 2004 at a purchase price per share equal to the highest average closing price of a share of ACS Group stock during any 5-consecutive day trading period in January 2004. The officer delivered the shares to the Company in 2004, and the Company made repurchase payments totaling $1,262 to the officer in four equal quarterly installments commencing on March 31, 2004.

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)

8. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     ACS Holdings and its subsidiaries were guarantors of the ACS Group’s senior discount debentures. Additionally, ACS Group and ACS Holdings’ subsidiaries were guarantors under ACS Holdings’ 9 3/8 % senior subordinated notes and 9 7/8% senior unsecured notes. All subsidiaries of ACS Group and ACS Holdings’ (the “Combined Subsidiaries”), are 100% owned. The guarantees are full and unconditional. In addition, all guarantees are joint and several. Accordingly, the interim condensed consolidating financial statements are presented below. See ACS Group’s Form 10-Q (Commission File Number 000-28167) for ACS Group only financial statements.

Condensed Consolidating Balance Sheet
March 31, 2005

	Combined	ACS Holdings		ACS Holdings
	Subsidiaries	Parent Only	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$82	$63,384	$—	$63,466
Restricted cash	—	4,690	—	4,690
Accounts receivable-trade, net	14,479	23,959	—	38,438
Accounts receivable-affiliates	26,828	(28,917)	—	(2,089)
Materials and supplies	7,056	—	—	7,056
Prepayments and other current assets	1,916	2,503	—	4,419

Total current assets	50,361	65,619	—	115,980

Investments	10	363,255	(363,255)	10

Property, plant and equipment	962,514	106,226	—	1,068,740
Less: accumulated depreciation and amortization	605,926	62,670	—	668,596

Property, plant and equipment, net	356,588	43,556	—	400,144

Goodwill	—	—	38,403	38,403
Intangible assets	21,826	—	—	21,826
Debt issuance costs	—	14,294	—	14,294
Deferred charges and other assets	1,584	7,743	—	9,327

Total assets	$430,369	$494,467	$(324,852)	$599,984

Liabilities and Stockholder’s Equity
Current liabilities:
Current portion of long-term obligations	$571	$(178)	$—	$393
Accounts payable-affiliates	2,618	68	—	2,686
Accounts payable, accrued and other current liabilities	15,182	28,596	5,041	48,819
Advance billings and customer deposits	8,887	6	—	8,893

Total current liabilities	27,258	28,492	5,041	60,791

Long-term obligations, net of current portion	3,861	453,460	—	457,321
Deferred income taxes	310	(310)	—	—
Other deferred credits and long-term liabilities	74,089	5,737	(5,042)	74,784
Commitments and contingencies

Stockholder’s equity:
Common stock	2	—	(2)	—
Treasury stock	—	—	—	—
Paid in capital in excess of par value	491,240	313,751	(491,240)	313,751
Retained earnings (accumulated deficit)	(166,391)	(304,589)	166,391	(304,589)
Accumulated other comprehensive loss	—	(2,074)	—	(2,074)

Total stockholder’s equity	324,851	7,088	(324,851)	7,088

Total liabilities and stockholder’s equity	$430,369	$494,467	$(324,852)	$599,984

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)

8. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Balance Sheet
December 31, 2004

	Combined	ACS Holdings		ACS Holdings
	Subsidiaries	Parent Only	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$99	$85,761	$—	$85,860
Restricted cash	—	4,690	—	4,690
Accounts receivable-trade, net	15,397	24,857	(841)	39,413
Accounts receivable-affiliates	12,490	(13,578)	—	(1,088)
Materials and supplies	6,623	—	—	6,623
Prepayments and other current assets	1,493	2,231	—	3,724

Total current assets	36,102	103,961	(841)	139,222

Investments	10	360,418	(360,418)	10

Property, plant and equipment	957,589	104,178	—	1,061,767
Less: accumulated depreciation and amortization	590,471	58,984	—	649,455

Property, plant and equipment, net	367,118	45,194	—	412,312

Goodwill	—	—	38,403	38,403
Intangible assets	21,871	—	—	21,871
Debt issuance costs	—	15,482	—	15,482
Deferred charges and other assets	1,772	6,967	—	8,739

Total assets	$426,873	$532,022	$(322,856)	$636,039

Liabilities and Stockholder’s Equity
Current liabilities:
Current portion of long-term obligations	$548	$1,750	$—	$2,298
Accounts payable-affiliates	2,964	1,009	—	3,973
Accounts payable, accrued and other current liabilities	14,705	40,784	(841)	54,648
Advance billings and customer deposits	8,942	6	—	8,948

Total current liabilities	27,159	43,549	(841)	69,867

Long-term obligations, net of current portion	4,114	519,477	—	523,591
Deferred income taxes	1,345	(1,345)	—	—
Other deferred credits and long-term liabilities	72,240	5,676	—	77,916
Commitments and contingencies

Stockholder’s equity:
Common stock	2	—	(2)	—
Treasury stock	—	—	—	—
Paid in capital in excess of par value	491,240	245,585	(491,240)	245,585
Retained earnings (accumulated deficit)	(169,227)	(276,389)	169,227	(276,389)
Accumulated other comprehensive loss	—	(4,531)	—	(4,531)

Total stockholder’s equity	322,015	(35,335)	(322,015)	(35,335)

Total liabilities and stockholder’s equity	$426,873	$532,022	$(322,856)	$636,039

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)

8. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2005

	Combined	ACS Holdings		ACS Holdings
	Subsidiaries	Parent Only	Eliminations	Consolidated
Operating revenue:
Local telephone	$51,566	$5,636	$(5,637)	$51,565
Wireless	17,066	—	(10)	17,056
Internet	5,125	—	(64)	5,061
Interexchange	4,430	—	(704)	3,726

Total operating revenue	78,187	5,636	(6,415)	77,408

Operating expense:
Local telephone (exclusive of depreciation and amortization)	35,035	410	(4,922)	30,523
Wireless (exclusive of depreciation and amortization)	10,774	—	(1,192)	9,582
Internet (exclusive of depreciation and amortization)	5,474	—	(237)	5,237
Interexchange (exclusive of depreciation and amortization)	4,464	—	(64)	4,400
Depreciation and amortization	16,727	3,686	—	20,413
Gain on disposal of assets, net	(68)	—	—	(68)

Total operating expense	72,406	4,096	(6,415)	70,087

Operating income	5,781	1,540	—	7,321

Other income (expense):
Interest expense	(117)	(9,649)	—	(9,766)
Loss on extinguishment of debt		(26,204)		(26,204)
Interest income	—	494	—	494
Other	4	2,787	(2,836)	(45)

Total other income (expense)	(113)	(32,572)	(2,836)	(35,521)

Income (loss) before income taxes	5,668	(31,032)	(2,836)	(28,200)

Income tax expense (benefit)	(2,832)	2,832	—	—

Net income (loss)	$2,836	$(28,200)	$(2,836)	$(28,200)

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)

8. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2004

	Combined	ACS Holdings		ACS Holdings
	Subsidiaries	Parent Only	Eliminations	Consolidated
Operating revenue:
Local telephone	$55,822	$5,799	$(5,789)	$55,832
Wireless	11,613	—	(12)	11,601
Internet	4,613	—	—	4,613
Interexchange	3,858	—	(449)	3,409

Total operating revenue	75,906	5,799	(6,250)	75,455

Operating expense:
Local telephone (exclusive of depreciation and amortization)	36,484	1,134	(5,044)	32,574
Wireless (exclusive of depreciation and amortization)	8,825	—	(897)	7,928
Internet (exclusive of depreciation and amortization)	7,752	—	(246)	7,506
Interexchange (exclusive of depreciation and amortization)	5,079	—	(63)	5,016
Depreciation and amortization	15,653	3,453	—	19,106
Loss on disposal of assets, net	197	30	—	227

Total operating expense	73,990	4,617	(6,250)	72,357

Operating income	1,916	1,182	—	3,098

Other income (expense):
Interest expense	(140)	(11,263)	—	(11,403)
Interest income	—	242	—	242
Other	4	(1,248)	1,187	(57)

Total other income (expense)	(136)	(12,269)	1,187	(11,218)

Income (loss) before income taxes	1,780	(11,087)	1,187	(8,120)

Income tax expense (benefit)	(2,967)	2,967	—	—

Net loss	$(1,187)	$(8,120)	$1,187	$(8,120)

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)

8. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2005

	Combined	ACS Holdings		ACS Holdings
	Subsidiaries	Parent Only	Eliminations	Consolidated
Net cash provided (used) by operating activities	$5,347	$(10,547)	$—	(5,200)

Cash Flows from Investing Activities:
Construction and capital expenditures	(5,134)	(2,048)	—	(7,182)

Net cash used by investing activities	(5,134)	(2,048)	—	(7,182)

Cash Flows from Financing Activities:
Payments on long-term debt	(230)	(404,927)	—	(405,157)
Proceeds from issuance of long-term debt	—	335,000	—	335,000
Debt issuance costs	—	(10,637)	—	(10,637)
Contribution from Parent	—	76,461	—	76,461
Dividends	—	(5,679)	—	(5,679)

Net cash provided (used) by financing activities	(230)	(9,782)	—	(10,012)

Decrease in cash and cash equivalents	(17)	(22,377)	—	(22,394)
Cash and cash equivalents, beginning of the period	99	85,761	—	85,860

Cash and cash equivalents, end of the period	$82	$63,384	$—	$63,466

Supplemental Cash Flow Data:
Interest paid	$152	$9,990	$—	$10,142

Supplemental Non cash Transactions:
Interest rate swap	$—	$2,457	$—	$2,457
Dividend declared, but not paid	—	(8,140)	—	(8,140)

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)

8. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2004

	Combined	ACS Holdings		ACS Holdings
	Subsidiaries	Parent Only	Eliminations	Consolidated
Net cash provided (used) by operating activities	$9,605	$(3,877)	$—	$5,728

Cash Flows from Investing Activities:
Construction and capital expenditures	(9,335)	(1,021)	—	(10,356)

Net cash used by investing activities	(9,335)	(1,021)	—	(10,356)

Cash Flows from Financing Activities:
Payments on long-term debt	(257)	(571)	—	(828)
Dividends	—	(63)	—	(63)

Net cash used by financing activities	(257)	(634)	—	(891)

Increase (decrease) in cash and cash equivalents	13	(5,532)	—	(5,519)
Cash and cash equivalents, beginning of the period	139	97,659	—	97,798

Cash and cash equivalents, end of the period	$152	$92,127	$—	$92,279

Supplemental Cash Flow Data:
Interest paid	$180	$11,690	$—	$11,870
Income taxes paid, net of refund	1,120	—	—	1,120

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)

9. COMMITMENTS AND CONTINGENCIES

     The Company is involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business and has recorded litigation reserves of $2,824 at March 31, 2005 against certain current claims and legal actions. The Company believes that the disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

     On July 15, 2002, the Company fulfilled a commitment to Crest Communications, LLC (“Crest”) to provide a loan for the aggregate principal amount of $15,000 in return for certain consideration. The significant provisions of this agreement are: (i) purchase commitments by the Company for capacity in 2005 and 2007, the final price and quantity of which are subject to future events, but may exceed $20,000, (ii) Crest’s restoration of the Company’s traffic carried on another cable system, and (iii) specific interconnection arrangements between the Company and Crest, should the Company exercise its option to purchase certain network assets from Crest. Under its 2002 agreement with Crest, the Company was granted an option to exchange its $15,000 note for the Alaska assets owned by Crest. The value of this note was reassessed and written down to $0 with a charge taken in 2003.

     On April 19, 2005, the Company provided Crest with notice that it is exercising its option to acquire certain of Crest’s Alaska assets. The assets consist of significant fiber optic transport facilities in Alaska between Whittier and Anchorage, and between Anchorage and Fairbanks. No additional financial consideration is due to Crest in connection with this exercise and the Company is reviewing the accounting treatment of this transaction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements and Analysts’ Reports

     This Form 10-Q and future filings by Alaska Communications Systems Holdings, Inc. and its consolidated subsidiaries (“we”, “our”, “us” “the Company,” and “ACS Holdings”) on Forms 10-K, 10-Q and 8-K and the documents incorporated therein by reference include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these provisions. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements about anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, pricing plans, acquisition and divestiture opportunities, business prospects, strategic alternatives, business strategies, regulatory and competitive outlook, investment and expenditure plans, financing needs and availability and other similar forecasts and statements of expectation and statements of assumptions underlying any of the foregoing. Words such as “aims,” “anticipates,” “believes,” “could,” “estimates,” “expects,” “hopes,” “intends,” “may,” “plans,” “projects,” “seeks,” “should” and variations of these words and similar expressions are intended to identify these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Forward-looking statements by us are based on estimates, projections, beliefs and assumptions of management and are not guarantees of future performance. Such forward-looking statements may be contained in this Form 10-Q and the documents incorporated by reference. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by us as a result of a number of important factors. Such important factors may be included, without limitation, in our Form 10-K under “Business” and “Management’s discussion and analysis of financial condition and results of operations” and “Risk Factors” in Exhibit 99.2 to the ACS Group Form 8-K filed on March 7, 2005. Examples of these factors include (without limitation):

•	rapid technological developments and changes in the telecommunications industries;

•	our competitive environment;

•	ongoing deregulation (and the resulting likelihood of significantly increased price and product/service competition) in the telecommunications industry as a result of the Telecommunications Act of 1996, or the Telecommunications Act, and other similar federal and state legislation and the federal and state rules and regulations enacted pursuant to that legislation;

•	changes in revenue from Universal Service Funds;

•	regulatory limitations on our ability to change our pricing for communications services;

•	the possible future unavailability of Statement of Financial Accounting Standards, or SFAS, No. 71, Accounting for the Effects of Certain Types of Regulation, to our wireline subsidiaries;

•	our ability to bundle our products and services;

•	changes in the demand for our products and services;

•	changes in general industry and market conditions and growth rates;

•	changes in interest rates or other general national, regional or local economic conditions;

•	governmental and public policy changes;

•	our ability to generate sufficient earnings and cash flows to continue to make dividend payments to our stockholder;

•	the continued availability of financing in the amounts, at the terms, and subject to the conditions necessary to support our future business;

•	the success of any future acquisitions; and

•	changes in accounting policies or practices adopted voluntarily or as required by accounting principles generally accepted in the United States.

     In light of these risks, uncertainties and assumptions, you should not place undue reliance on any forward-looking statements. Additional risks that we may currently deem immaterial or that are not presently known to us could also cause the forward-looking events discussed in this Form 10-Q not to occur. Except as otherwise required by applicable securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Form 10-Q.

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

Introduction

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and the other financial information included elsewhere in this Form 10-Q.

Alaska Communications Systems Holdings, Inc.

     We generate revenue primarily through:

•	the provision of local telephone services, including:

•	basic local service to retail customers within our service areas;

•	wholesale service to Competitive Local Exchange Carriers (“CLECs”);

•	network access services to interexchange carriers for origination and termination of interstate and intrastate long distance phone calls;

•	enhanced services;

•	ancillary services, such as billing and collection; and

•	universal service payments;

•	the provision of wireless services;

•	the provision of Internet services; and

•	the provision of interexchange network long-distance and data services.

     In addition, we provide video entertainment services through our partnership with the satellite operator, DISH Network.

     Local Telephone — We are the largest Local Exchange Carrier (“LEC”) in Alaska and the 13th largest in the United States. Basic local service is generally provided at a flat monthly rate and allows the user to place unlimited calls within a defined local calling area. Access revenues are generated, in part, by billing interexchange carriers for access to the LECs local network and its customers and, in part, by billing the local customers themselves. Universal service revenues are a subsidy paid to rural LECs to support the high cost of providing service in rural markets.

     Changes in revenue are largely attributable to changes in the number of access lines, local service rates and minutes of use. Other factors can also impact revenue, including:

•	intrastate and interstate revenue settlement methodologies;

•	authorized rates of return for regulated services;

•	whether an access line is used by a business or consumer subscriber;

•	intrastate and interstate calling patterns;

•	customers’ selection of various local rate plan options;

•	selection of enhanced calling services, such as voice mail; and

•	other subscriber usage characteristics.

     LECs have three basic tiers of customers:

•	consumer and business customers located in our local service areas that pay for local phone service and a portion of network access;

•	interexchange carriers that pay for access to long distance calling customers located within our local service areas; and

•	CLECs that pay for wholesale access to our network in order to provide competitive local service on either a wholesale or Unbundled Network Element (“UNE”) basis as prescribed under the Telecommunications Act.

     LECs provide access service to numerous interexchange carriers and may also bill and collect long distance charges from interexchange carrier customers on behalf of the interexchange carriers. The amount of access charge revenue associated with a particular interexchange carrier varies depending on long distance calling patterns and the relative market share of each long distance carrier.

     Our local service rates for end users are authorized by the Regulatory Commission of Alaska. Authorized rates are set by the Federal Communications Commission, or FCC, and the RCA for interstate and intrastate access charges, respectively, and may change from time to time.

     Wireless - We are the second largest statewide provider of wireless services in Alaska, currently serving over 102,000 subscribers. Our wireless network footprint covers over 482,000 residents, including all major population centers and highway and ferry corridors. We currently operate a TDMA digital network in substantially all of our service areas, and are rolling out a new generation of digital network known as CDMA 1xRTT, which provides customers with improved voice call quality, average mobile data speeds of 70-80kbps and provides a platform for the launch of enhanced services. We began offering CDMA 1xRTT services in several of our service areas in May 2004. In June 2004 we began offering wireless broadband service based on EV-DO which enables high speed data connectivity with speeds that burst up to 2mbps to our wireless markets in Anchorage, Fairbanks, and Juneau. We estimate that the new CDMA service currently covers 73% of the wireless footprint of 482,000 residents.

     Internet - We are the second largest provider of Internet access services in Alaska with over 49,000 customers. We offer dial-up and dedicated DSL Internet access to our customers. We are a single source provider of advanced IP based private networks in Alaska.

     Interexchange - We provide switched and dedicated long distance services to over 48,000 customers in Alaska. The traffic from these customers is carried over our owned or leased facilities.

     Video Entertainment – We provide video entertainment services on a resale basis through our partnership with the satellite provider, DISH Network. The current agreement with the provider became effective in August 2003 and will either be renegotiated or will terminate in December 2005.

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

     We use an allowance method to estimate the net realizable value of accounts receivable. As of March 31, 2005, the allowance for doubtful accounts receivable was $4.9 million. Actual collection results could vary from this estimate.

     Access revenue is recognized when earned. We participate in access revenue pools with other telephone companies. Such pools are funded by toll revenue and/or access charges regulated by the RCA within the intrastate jurisdiction and the FCC within the interstate jurisdiction. Much of the interstate access revenue is initially recorded based on estimates. These estimates are derived from interim financial statements, available separations studies and the most recent information available about achieved rates of return. These estimates are subject to adjustment in future accounting periods as additional operational information becomes available. To the extent that disputes arise over revenue settlements, our policy is to defer revenue collected until settlement methodologies are resolved and finalized. At March 31, 2005, we had recorded liabilities of $16.9 million related to our estimate of refundable access revenue. Actual results could vary from this estimate.

     We utilize the liability method of accounting for income taxes. Under the liability method, deferred taxes reflect the temporary differences between the financial and tax bases of assets and liabilities using the enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent that it is more likely than not that such deferred tax assets will not be realized. The cumulative valuation allowance against deferred tax assets was $120.6 million as of March 31, 2005, which represents 100% of all deferred tax assets.

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

     Effective January 1, 2003, we implemented higher depreciation rates for our regulated telephone plant for the interstate jurisdiction which management believes approximate the economically useful lives of the underlying plant. As a result, we have recorded a regulatory asset under SFAS No. 71 of $39.3 million as of March 31, 2005 related to depreciation of the regulated telephone plant allocable to its intrastate and local jurisdictions. We have also deferred as a regulatory asset $0.9 million of costs incurred in connection with regulatory rate making proceedings, which is being amortized over three years starting in 2003. The balance of this regulatory asset was $0.2 million at March 31, 2005. If we were not following SFAS No. 71, we would have recorded additional cumulative depreciation expense in the three months ended March 31, 2005 of $4.3 million for the intrastate and local jurisdictions and the deferred costs incurred in connection with regulatory rate making proceedings would have been charged to expense as incurred. We also have a regulatory liability of $55.3 million at March 31, 2005 related to accumulated removal costs. If we were not following SFAS No. 71, we would have followed SFAS No. 143 for asset retirement obligations. Non-regulated revenues and costs incurred by the local telephone exchange operations and our non-regulated operations are not accounted for under SFAS No. 71 principles.

     Effective January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. In accordance with the guidelines of this accounting principle, goodwill and indefinite-lived intangible assets are no longer amortized but will be assessed for impairment on at least an annual basis. SFAS No. 142 requires that goodwill be tested for impairment at the reporting unit level upon adoption and at least annually thereafter, utilizing a two-step methodology. The initial step requires us to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such unit. If the fair value exceeds the carrying value, no impairment loss would be recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of the unit may be impaired. The amount, if any, of the impairment is then measured in the second step. We determined the fair value of each reporting unit for purposes of this test primarily by using a discounted cash flow valuation technique. Significant estimates used in the valuation include estimates of future cash flows, both future short-term and long-term growth rates, and estimated cost of capital for purposes of arriving at a discount factor. At March 31, 2005, we had recorded goodwill of $38.4 million applicable to our local telephone and wireless segments and intangible assets of $21.8 million related primarily to our wireless segment.

     We are involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business, and have recorded litigation reserves of $2.8 million against certain claims and legal actions as of March 31, 2005. We believe that the disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows beyond the amounts already recorded. Estimates involved in developing these litigation reserves could change as these claims, legal actions and regulatory proceedings are resolved.

RESULTS OF OPERATIONS

     All amounts are discussed at the consolidated level after the elimination of intercompany revenue and expense.

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

     Operating Revenue

     Operating revenue increased $2.0 million, or 2.6%, for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. Wireless, Internet and interexchange revenue increased compared to the corresponding period of 2004, while local telephone revenue decreased compared to the corresponding period of 2004.

     Local Telephone. Local telephone revenue, which consists of local network service, network access and deregulated and other revenue, decreased $4.3 million, or 7.6%, for the three months ended March 31, 2005 compared to the same period in 2004. The following table summarizes the Company’s consolidated local telephone revenue by category:

	Three Months Ended
	March 31,
	2005	2004
	(in thousands)
Local telephone revenue:
Local network service	$22,218	$22,753
Network access	23,350	27,695
Deregulated and other	5,997	5,384

Total local telephone revenue	$51,565	$55,832

     The following table summarizes our local telephone access lines:

	As of March 31,
	2005	2004
Local telephone access lines:
Retail	204,458	213,784
Wholesale	15,897	20,068
Unbundled network elements — loop (UNE — L)	62,263	69,624
Unbundled network elements — platform (UNE — P)	6,551	5,178

Total local telephone access lines	289,169	308,654

     Local network service revenue decreased $0.5 million or 2.4% for the three months ended March 31, 2005, compared to the three months ended March 31, 2004, while access lines in service decreased 6.3% to 289,169. The decrease in revenue primarily reflects the net effect of access line losses representing a revenue reduction of approximately $1.2 million offset by increases in UNE rates representing a revenue increase of approximately $0.7 million. In November 2004 we received a final order from the RCA with respect to UNE-L rates for Anchorage, retroactive to June 2004, increasing the UNE-L rate from $14.92 to $18.64, and on January 1, 2005, rates increased for UNE-P and UNE-L in Fairbanks and Juneau from $19.19 to $23.00 and from $16.71 to $18.00, respectively.

     Network access revenue decreased $4.3 million, or 15.7%, for the three months ended March 31, 2005, compared to the same period in 2004. Network access revenue is based on a regulated return on rate base and recovery of allowable expenses associated with the origination and termination of toll calls for our retail and resale customers. The decrease was primarily attributable to higher than typical settlement adjustments to the prior year interstate access and universal service fund studies. Management expects that network access revenue will decline as a component of local telephone revenue for the foreseeable future.

     Deregulated and other revenue consists principally of billing and collection services, space and power rents, deregulated equipment sales (“CPE”), paystation revenue, regulated directory listing revenue, and other miscellaneous telephone revenue. Deregulated revenue increased $0.6 million, or 11.4%, for the three months ended March 31, 2005, compared to the three months ended March 31, 2004 as the result of higher CPE sales.

     Consistent with the U.S. telecommunications industry trend, we experienced a loss of local telephone access lines as customers migrated to broadband Internet services reducing demand for second lines, migrated to cable telephony, or replaced landline service with wireless service. Our primary competitor has begun to deploy cable telephony and began switching its UNE-L provisioned subscribers over to its own network in the Anchorage market during 2004.

     Wireless. Wireless revenue increased $5.5 million, or 47.2%, to $17.1 million for the three months ended March 31, 2005 compared to $11.6 million for the three months ended March 31, 2004. This increase is due primarily to the following:

•	growth in average subscribers of 16% for the three months ended March 31, 2005 over the prior year period;

•	an increase in quarterly average revenue per unit, or ARPU, of 20.7% to $48.65 for the three months ended March 31, 2005, from $40.30 for the three months ended March 31, 2004, primarily as a result of improved subscriber mix with a higher proportion of post paid retail subscribers, increased plan revenue, feature revenue, roaming revenue, regulatory surcharges and receipt of competitive eligible telecommunications carrier status (CETC) funding on January 1, 2005 which added $3.37 to cellular ARPU;

•	higher gross customer adds in the three months ended March 31, 2005 resulting in $1.4 million of handset revenue compared to $0.7 million for the three months ended March 31, 2004; and

•	higher revenue from non-ACS customers roaming on our network resulting in third-party roaming revenue increasing to $0.7 million from $0.2 million for the three months ended March 31, 2005 and 2004, respectively.

     Internet. Internet revenue increased $0.4 million, or 9.7%, for the three months ended March 31, 2005 compared to the three months ended March 31, 2004, primarily as a result of growth in DSL subscribers of 39.5% to 27,115 at March 31, 2005 from 19,433 at March 31, 2004.

     Interexchange. Interexchange revenue increased $0.3 million, or 9.3%, for the three months ended March 31, 2005, compared to the three months ended March 31, 2004. Long distance subscribers increased 15.4% to 48,542 at March 31, 2005, from 42,053 at March 31, 2004 and quarterly minutes of use increased to 36.6 million for the three months ended March 31, 2005, from 32.1 million for the three months ended March 31, 2004.

     Operating Expense

     Operating expense decreased $2.3 million, or 3.1%, to $70.1 million for the three months ended March 31, 2005, from $72.4 million for the three months ended March 31, 2004. Depreciation and amortization associated with the operation of each of our segments has been included in total depreciation and amortization.

     Local Telephone. The components of local telephone expense are plant specific operations, plant non-specific operations, customer operations, corporate operations and property and other operating tax expense. Local telephone expense decreased $2.1 million to $30.5 million for the three months ended March 31, 2005 from $32.6 million for the three months ended March 31, 2004. The decrease in local telephone expense was substantially attributable to a $2.6 million decline in consulting expense related to marketing, process improvement and strategic sourcing initiatives incurred in the first quarter of 2004, offset in part, by a $0.5 million increase in cost of goods sold in 2005.

     Wireless. Wireless expense increased $1.7 million, or 20.9%, for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. The increase in subscribers and the continued rollout of our new CDMA network resulted in an increase of $0.6 million in handset, accessory and data content expense, and $0.2 million in incremental roaming expense. We also increased our advertising $0.2 million to promote our new network build out and premier product line and outsourced our billing and provisioning function resulting in $0.5 million of additional expense.

     Internet. Internet expense decreased by $2.3 million, or 30.2%, to $5.2 million in 2005, from $7.5 million in 2004. The decrease was due to a $0.7 million decline in internal labor which was primarily the result of severance expense in the first three month of 2004, $0.8 million in ISP access and circuit expense reductions resulting from a decrease in DSL access loop costs and network grooming, and $0.3 million in IT outside service cost reductions.

     Interexchange. Interexchange expenses decreased by $0.6 million, or 12.3% to $4.4 million for the three months ended March 31, 2005 compared to $5.0 million for the three months ended March 31, 2004. The decline is attributable to network grooming efforts and favorable renegotiated carrier contracts.

     Depreciation and amortization. Depreciation and amortization expense increased $1.3 million, or 6.8%, for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. Approximately $1.0 million of the increase is due to additional depreciation associated with the build out of our new CDMA network and additional depreciation due to lowering the expected remaining life of our TDMA network assets.

     Other income and expense. Interest expense increased by $24.6 million to $36.0 million for the three months ended March 31, 2005 compared to $11.4 million for the three months ended March 31, 2004. The increase included $26.2 million of charges associated with our accretive debt restructuring, comprised of $12.8 million of tender premiums and $13.4 million for the write off of unamortized debt issuance costs and settlement of original issue discounts. Interest income and other increased $0.3 million in the three months ended March 31, 2005 from the same period last year.

     Income Taxes

     We have fully reserved the income tax benefit resulting from the consolidated losses we have incurred since May 14, 1999, the date of the acquisition of substantially all of our operations.

     Net loss

     The change increase in net loss is primarily a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     Sources

     We have satisfied our cash requirements in the first quarter of 2005 for operations, capital expenditures and debt service primarily through internally generated funds, the sale of stock and debt financing. For the three months ended March 31, 2005, our net cash flows used by operating activities were $5.2 million. At March 31, 2005, we had approximately $55.2 million in net working capital, including approximately $63.5 million represented by cash and cash equivalents and $4.7 million by restricted cash. As of March 31, 2005, we had $45.0 million of remaining capacity under our revolving credit facility, representing 100% of available capacity.

     In February and March 2005, we completed refinancing transactions whereby we entered into a new $380.0 million senior secured credit facility, the 2005 senior credit facility, and used the $335.0 million of term loan borrowings under that facility, together with the $76.3 million in net proceeds of a simultaneous offering of ACS Group common stock and cash on hand to:

•	repay in full and redeem the $198.0 of outstanding principal under our 2003 senior credit facility, together with interest accrued thereon;

•	repurchase $59.3 million of outstanding principal of our senior unsecured notes, together with tender premiums and interest accrued thereon;

•	repurchase $147.5 million of outstanding principal of our senior subordinated notes, together with tender premiums and interest accrued thereon; and

•	pay underwriters’ discounts and transaction fees and expenses associated with the refinancing transactions and the ACS Group equity offering.

     These transactions resulted in total long-term obligations outstanding, gross of original issue discount, of $461.1 million as of March 31, 2005, consisting primarily of the $380.0 million 2005 senior credit facility with a drawn term loan of $335.0 million and an undrawn revolving credit facility of $45.0 million, and $118.3 million remaining aggregate principal amount outstanding of senior unsecured notes. The $335.0 million term loan under the 2005 senior credit facility was drawn on February 1, 2005 and generally bears interest at an annual rate of LIBOR plus 2.00%, with a term of seven years from the date of closing and no scheduled principal payments before maturity. The $45.0 million undrawn revolving credit facility, to the extent drawn in the future, will bear interest at an annual rate of LIBOR plus 2.00% and have a term of six years from the date of closing. To the extent the $45.0 million revolving credit facility under the 2005 senior credit facility remains undrawn, we will pay an annual commitment fee of 0.375% of the undrawn principal amount over its term. We also entered into floating-to-fixed interest rate swaps with total notional amounts of approximately $135.0 million and $85.0 million, respectively, which swap the floating interest rate on a portion of the term loan borrowings under the 2005 senior credit facility for five years at a fixed rate of 6.13% and 6.50% per year, respectively, inclusive of the 2.00% premium over LIBOR. The swaps are accounted for as cash flow hedges.

     From time to time we consider making purchases of our outstanding debt securities on the open market or in negotiated transactions. The timing and amount of such purchases, if any, will depend upon cash needs and market conditions, among other things. Interest on the senior unsecured notes is payable semiannually. The 2005 senior secured credit facility and the senior unsecured notes contain a number of restrictive covenants and events of default, including covenants limiting capital expenditures, incurrence of debt, and payment of dividends. The 2005 senior credit facility also requires that we achieve certain financial ratios quarterly.

     Uses

     Our networks require the timely maintenance of plant and infrastructure. Our historical capital expenditures have been significant. The construction and geographic expansion of our wireless network has required significant capital. The implementation of our interexchange network and data services strategy is also capital intensive. Capital expenditures for the three months ended March 31, 2005 were $7.2 million, of which $0.6 million was expended on CDMA 1xRTT build out and $1.4 million was used to upgrade our IT infrastructure including customer service applications. We intend to fund future capital expenditures with cash on hand, through internally generated cash flows, and if necessary, through borrowings under our revolving credit facility. At March 31, 2005, we had allocated $49.5 million of our current unrestricted cash balance of $63.5 million to fund the completion over the next two years of our CDMA 1xRTT and EV-DO build out and to secure fiber capacity within Alaska and to the lower 48 states in the United States under the terms of our agreement with Crest.

     Our capital requirements may change due to impacts of regulatory decisions that affect our ability to recover our investments, changes in technology, the effects of competition, changes in our business strategy, and our decision to pursue specific acquisition opportunities, among other things.

     On July 15, 2002, we fulfilled a commitment to Crest to provide a loan for the aggregate principal amount of $15 million in return for certain consideration. We have an agreement that enables us to purchase additional fiber optic capacity in future years from Crest, the expenditures for which are expected to be significant and may exceed $20 million over the next two years. We purchased additional capacity under this agreement for $5.6 million during 2004. While we have an agreement with Crest, certain material terms of the agreement remain subject to continued renegotiation. The significant provisions of this agreement are: (i) purchase commitments by us for capacity in 2005 and 2006, the final price and quantity of which are subject to future events, (ii) Crest’s restoration of our traffic carried on another cable system and (iii) specific interconnection arrangements between us and Crest, should we exercise our option to purchase certain network assets from Crest. We are currently renegotiating open elements of our agreement with Crest. It is impossible to determine the ultimate outcome of these negotiations at this time. The loan was written down to zero, its estimated fair value, during September 2003. See “Note 9, Commitments and Contingencies” for further information.

     On October 28, 2004, ACS Group announced the adoption of a dividend policy by their board of directors and declared their first quarterly dividend of $0.185 per share, paid on January 19, 2005 to holders of record on December 31, 2004. On March 21, 2005, the board of directors for ACS Group declared a quarterly cash dividend of $0.20 per share, an increase over the prior quarterly cash dividend of approximately 8%. The dividend was paid on April 19, 2005 to holders of record on March 31, 2005. While ACS Group intends to continue to pay quarterly dividends, such payment is subject to our future operating and financial performance, capital expenditures, working capital requirements and other factors. Accordingly, the board of directors for ACS Group may modify or revoke the dividend policy at any time.

     In January 2005, ACS Group issued 8.8 million shares of common stock in an equity offering that closed on February 1, 2005 and, through the partial exercise by the underwriters of their over-allotment option, an additional 1.1 million shares closed on March 2, 2005. As a result of these issuances, ACS Group has 40.6 million shares outstanding as of March 31, 2005. The issuance of the additional shares of ACS Group common stock will increase their aggregate annual dividend payments by approximately $7.9 million to approximately $32.5 million annually, based on the current ACS Group annual dividend policy of $0.80 per share.

     We believe that we will have sufficient working capital provided by operations and available borrowing capacity under our revolving credit facility to service our debt, pay quarterly dividends, and fund our operations, capital expenditures and other obligations over the next 12 months. Our ability to meet such obligations will be dependent upon our future financial performance, which is, in turn, subject to future economic conditions and to financial, business, regulatory and other factors, many of which are beyond our control.

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

     Consistent with the U.S. telecommunications industry, we continue to experience losses in local telephone access lines as customers cancel second lines, replace wireline services with wireless, and lines migrate to cable telephony. Our primary UNE customer has announced plans to migrate most of its Anchorage area customers to its own cable telephony plant during the next three years. Consequently, we anticipate that these trends will continue.

     There are currently a number of regulatory proceedings underway at the state and federal levels that could have a significant impact on our operations. Regarding the wireless business, the FCC granted ACSW certain waivers in an order adopted March 22, 2005 and released on April 1, 2005. Under this order, ACSW was granted additional time to meet two significant FCC requirements: (1) that all new handset activations be location capable; and (2) that 95% of all subscribers have location capable handsets. Under the FCC’s order, ACSW will need to ensure that 100% of all new handset activations are location capable in its Anchorage and Fairbanks markets, and remaining markets, by May 30, 2005 and December 31, 2005, respectively, and it must further have location-capable handsets deployed to 95% of all subscribers in its Anchorage and Fairbanks markets, and remaining markets, by June 30, 2006 and January 31, 2007, respectively. We cannot predict with certainty the impact of current or future regulatory developments on any of our businesses.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the first quarter of 2005, we completed refinancing transactions that significantly changed our capital structure and changed our exposure to interest rate and other market risks – See Note 3, “Long Term Obligations” for further information. As of March 31, 2005, we had $118 million in outstanding senior unsecured notes, $335 million on our 2005 senior credit facility and two floating-to-fixed interest rate swaps with total notional amounts of $135,000 and $85,000, respectively. These on-balance sheet financial instruments, to the extent they provide for variable rates of interest, expose us to interest rate risk, with the primary interest rate risk exposure resulting from changes in LIBOR or the prime rate, which are used to determine the interest rates that are applicable to borrowings under our 2005 senior credit facility.

ITEM 4. CONTROLS AND PROCEDURES

     Evaluation of disclosure controls and procedures

     We carried out an evaluation of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report under the supervision and with the participation of our management, including our Chief Executive Officer and its Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and its Chief Financial Officer concluded that our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed in the reports that we file or submit under the Exchange Act, and are effective in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     GCI filed a complaint against the Company and the RCA in the United States District Court, District of Alaska, on January 6, 2005, alleging that the RCA erred in setting rates, terms, and conditions for GCI’s interconnection agreement with ACSA. The Company cannot predict the outcome of this litigation. The Company intends to mount a vigorous defense of the RCA’s decision.

     The Company is involved in various other claims, legal actions and regulatory proceedings arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Working capital restrictions and other limitations upon the payment of dividends

     The 2005 senior secured credit facility and the senior unsecured notes contain a number of restrictive covenants and events of default, including covenants limiting capital expenditures, incurrence of debt, and the payment of dividends. The 2005 senior credit facility also requires that we achieve certain financial ratios. See “Note 3, Long term obligations” for further information.

     Also see “Item 5, Market for registrant’s common equity and related stockholder matters – Dividends.” and “Item 7, Management’s discussion and analysis of financial condition and results of operations — Liquidity and capital resources” of the Alaska Communications Systems Holdings, Inc, Form 10-K, for the year ended 2004, for further information.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5. OTHER INFORMATION.

     On February 17, 2004 the Compensation and Personnel Committee of the Board of Directors modified the form of Director compensation under the Alaska Communications Systems Group, Inc., 1999 Non-Employee Director Stock Compensation Plan. At the time, Directors were required to receive at least 50 percent of their annual retainer in the form of Company stock. Directors retained the opportunity to be compensated up to 100 percent in Company stock and also retained the opportunity to defer their compensation.

     On February 25, 2005, the Compensation and Personnel Committee of the Board of Directors approved a cash incentive program for executives. The program provides for cash payments based on the Company and individuals achieving certain targets. For 2005 the Company’s target is based on EBITDA.

     On April 11, 2005, the Compensation and Personnel Committee of the Board of Directors approved an Equity Incentive Program comprising an annual performance program for all non-represented employees and an equity-based long term incentive program (“LTIP”) for executives within the scope of the Company’s existing 1999 Stock Incentive Plan. These programs provide performance accelerated restricted stock vesting in five years with accelerated vesting at three years if certain three-year cumulative objectives that impact free cash flow are met.

ITEM 6. EXHIBITS

(a) Exhibits:

10.19	Alaska Communications Systems Group, Inc. 1999 Non-Employee Director Stock Compensation Plan, 2004 and 2005 Terms of Distribution letter and Election Form.

10.20	Alaska Communications Systems Group, Inc. Executive Cash Incentive Program Letter for 2005.

10.21	Alaska Communications Systems Group, Inc. 1999 Stock Incentive Plan, 2005 Terms of Distribution letter.

31.1	Certification of Liane Pelletier, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of David Wilson, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Liane Pelletier, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of David Wilson, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 9, 2005	ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
/s/ Liane Pelletier
Liane Pelletier
Chief Executive Officer, Chairman of the Board and President

/s/ David Wilson
David Wilson
Senior Vice President and Chief Financial Officer (Principal Accounting Officer)