Form 10-Q
period 2005-06-30
ALASKA COMMUNICATIONS SYSTEMS HOLDINGS INC
filed 2005-08-15
CIK 1089510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_________________to___________________.
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
Yes ☐   No ☐
APPLICABLE ONLY TO CORPORATE ISSUERS :
Indicate the number of shares outstanding of each of the issuer’s classes of common stock.
None

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Consolidated Balance Sheets
(Unaudited, In Thousands Except Per Share Amounts)

	June 30,	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$36,832	$50,660
Restricted cash	4,545	4,690
Short-term investments	19,945	35,200
Accounts receivable-trade, net of allowance of $5,218 and $4,869	34,428	38,325
Materials and supplies	8,124	6,623
Prepayments and other current assets	5,102	3,724

Total current assets	108,976	139,222

Property, plant and equipment	1,090,230	1,061,767
Less: accumulated depreciation and amortization	687,010	649,455

Property, plant and equipment, net	403,220	412,312

Goodwill	38,403	38,403
Intangible assets	21,780	21,871
Debt issuance costs	13,755	15,482
Deferred charges and other assets	6,235	8,749

Total assets	$592,369	$636,039

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term obligations	$413	$2,298
Accounts payable-affiliate	2,856	3,973
Accounts payable, accrued and other current liabilities	49,173	54,648
Advance billings and customer deposits	9,454	8,948

Total current liabilities	61,896	69,867

Long-term obligations, net of current portion	457,259	523,591
Other deferred credits and long-term liabilities	78,564	77,916

Stockholders’ equity (deficit):
Common stock, $.01 par value; 1,000 shares authorized, 2 shares issued and outstanding	—	—
Contributed capital	306,048	245,585
Accumulated deficit	(304,692)	(276,389)
Accumulated other comprehensive loss	(6,706)	(4,531)

Total stockholders’ equity (deficit)	(5,350)	(35,335)

Total liabilities and stockholders’ equity	$592,369	$636,039

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Consolidated Statements of Operations
(Unaudited, In Thousands Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Operating revenues:
Local telephone	$50,341	$52,998	$101,906	$108,830
Wireless	21,354	13,461	38,410	25,062
Internet	5,508	5,105	10,569	9,718
Interexchange	4,022	3,790	7,748	7,199

Total operating revenues	81,225	75,354	158,633	150,809

Operating expenses:
Local telephone (exclusive of depreciation and amortization)	30,659	29,162	61,182	61,736
Wireless (exclusive of depreciation and amortization)	11,338	8,331	20,920	16,259
Internet (exclusive of depreciation and amortization)	5,583	6,407	10,820	13,913
Interexchange (exclusive of depreciation and amortization)	4,561	4,858	8,961	9,874
Depreciation and amortization	20,692	18,810	41,105	37,916
Loss (gain) on disposal of assets, net	—	(2)	(68)	225

Total operating expenses	72,833	67,566	142,920	139,923

Operating income	8,392	7,788	15,713	10,886

Other income and expense:
Interest expense	(8,865)	(11,304)	(18,631)	(22,707)
Loss on extinguishment of debt	—	—	(26,204)	—
Interest income	412	236	906	478
Other	(42)	(46)	(87)	(103)

Total other income (expense)	(8,495)	(11,114)	(44,016)	(22,332)

Net loss	$(103)	$(3,326)	$(28,303)	$(11,446)

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Consolidated Statements of Cash Flows
(Unaudited, In Thousands)

	Six Months Ended
	June 30,
	2005	2004
Cash Flows from Operating Activities:
Net loss	$(28,303)	$(11,446)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	41,105	37,916
Loss (gain) on disposal of assets, net	(68)	225
Amortization of debt issuance costs and original issue discount	14,477	1,693
Other deferred credits	(3,416)	2,562
Changes in components of working capital:
Accounts receivable and other current assets	(3,064)	(12,891)
Accounts payable and other current liabilities	(8,727)	(8,600)
Deferred charges and other assets	3,113	(744)

Net cash provided by operating activities	15,117	8,715
Cash Flows from Investing Activities:
Construction and capital expenditures	(29,965)	(20,873)
Purchase of short-term investments	(67,745)	(66,200)
Sale of short-term investments	83,000	52,700
Placement of funds in restricted account	(300)	(1,250)
Release of funds from escrow	445	—

Net cash used by investing activities	(14,565)	(35,623)
Cash Flows from Financing Activities:
Payments on long-term debt	(405,330)	(1,480)
Proceeds from issuance of long-term debt	335,000	(1,325)
Debt issuance costs	(10,637)	—
Contribution from Parent	80,389	—
Dividends	(13,802)	—

Net cash used by financing activities	(14,380)	(2,805)

Decrease in cash and cash equivalents	(13,828)	(29,713)

Cash and cash equivalents at beginning of the period	50,660	65,398

Cash and cash equivalents at the end of the period	$36,832	$35,685

Supplemental Cash Flow Data:
Interest paid	$15,380	$21,373
Income taxes paid, net of refund	—	1,120

Supplemental Noncash Transactions:

Interest rate swap	$(2,175)	$—
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
     In the opinion of management, the financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented. The results of operations for the six months ended June 30, 2005 and 2004 are not necessarily indicative of the results of operations which might be expected for the entire year or any other interim periods.
Short-term Investments
     Short-term investments include investments in auction rate securities. The Company had previously categorized its short-term investments in auction rate securities as a component of “Cash and cash equivalents” in the Company’s consolidated balance sheets, but has determined that categorization as “Short-term investments” is more appropriate. Accordingly, the short-term investments in auction rate securities have been reclassified for all periods presented.
Revenue Recognition
     Access revenue is recognized when earned. The Company participates in access revenue pools with other telephone companies. Such pools are funded by toll revenue and/or access charges regulated by the Federal Communications Commission (“FCC”) within the interstate jurisdiction. Much of the interstate access revenue is initially recorded based on estimates. These estimates are derived from interim financial statements, available separations studies and the most recent information available about achieved rates of return. These estimates are subject to adjustment in future accounting periods as additional operational information becomes available. To the extent that disputes arise over revenue settlements, the Company’s policy is to defer revenue collected until settlement methodologies are resolved and finalized. At June 30, 2005 and 2004, the Company had liabilities of $16,948 and $17,922, respectively, related to its estimate of refundable access revenue.

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)
1. DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Regulatory Accounting and Regulation
     The local telephone exchange operations of the Company account for costs in accordance with the accounting principles for regulated enterprises prescribed by Statement of Financial Accounting Standards (“SFAS”) 71, Accounting for the Effects of Certain Types of Regulation. This accounting recognizes the economic effects of rate regulation by recording cost and a return on investment as such amounts are recovered through rates authorized by regulatory authorities. Accordingly, under SFAS 71, plant and equipment is depreciated over lives approved by regulators and certain costs and obligations are deferred based upon approvals received from regulators to permit recovery of such amounts in future years.
     The Company implemented, effective January 1, 2003, higher depreciation rates for its regulated telephone plant for the interstate jurisdiction, which management believes approximate the economically useful lives of the underlying plant. As a result, the Company has recorded a regulatory asset under SFAS 71 of $43,663 and $26,950 as of June 30, 2005 and 2004, respectively, related to depreciation of the regulated telephone plant allocable to its intrastate and local jurisdictions. The Company has also deferred as a regulatory asset $894 of costs incurred in connection with regulatory rate making proceedings, which is being amortized over three years starting in 2003. The balance of this regulatory asset was $149 at June 30, 2005. If the Company were not following SFAS 71, it would have recorded additional cumulative depreciation expense in the six months ended June 30, 2005, of $8,691 for the intrastate and local jurisdictions and the deferred costs incurred in connection with regulatory rate making proceedings would have been charged to expense as incurred. The Company also has a regulatory liability of $56,238 at June 30, 2005 related to accumulated removal costs. If the Company were not following SFAS 71, it would have followed SFAS 143, Accounting for Asset Retirement Obligations. Non-regulated revenues and costs incurred by the local telephone exchange operations and non-regulated operations of the Company are not accounted for under SFAS 71 principles.
Stock Incentive Plans
     The Company’s employees participate in various plans of ACS Group. The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its stock incentive plans. Accordingly, no compensation cost has been recognized for options with exercise prices equal to or greater than fair value on the date of grant. No compensation costs were charged to operations for the six months ended June 30, 2005 or 2004. If compensation costs had been determined consistent with SFAS 123, Accounting for Stock-Based Compensation, the Company’s net loss on a pro forma basis for the three and six months ended June 30, 2005 and 2004 would have been as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net loss:
As reported	$(103)	$(3,326)	$(28,303)	$(11,446)
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards	(177)	(253)	(475)	(250)

Pro forma	$(280)	$(3,579)	$(28,778)	$(11,696)

     The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for grants made in the six and three months ended June 30, 2005 and 2004:

	2005	2004
Risk free rate	4.21%	3.69%
Dividend yield	8.65%	3.09%
Expected volatility factor	40.17%	40.80%
Expected option life (years)	6.0	6.4

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
     In April 2005, the Securities and Exchange Commission (“SEC”) delayed the effective date of SFAS 123R, Share-Based Payments. SFAS 123R will now be effective for the Company as of the interim reporting period beginning January 1, 2006. SFAS 123R requires that compensation cost relating to share-based payment transactions be recognized in financial statements based on the fair value of the equity or liability instruments issued. SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. The Company is in the process of quantifying the impact that the adoption of SFAS 123R will have, but the Company does not anticipate it will have a material impact on its financial position or results of operations.
     In December 2004, the FASB issued SFAS 153, Exchanges of Non-Monetary Assets, which is effective for the Company starting July 1, 2005. In the past, the Company measured the value of assets exchanged in non-monetary transactions by using the net book value of the asset relinquished. Under SFAS 153, the Company will measure assets exchanged at fair value, as long as the transaction has commercial substance and the fair value of the assets exchanged is determinable within reasonable limits. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS 153 is not anticipated to have a material effect on the Company’s financial position or results of operations.
3. LONG TERM OBLIGATIONS
     Long term obligations consist of the following at June 30, 2005 and December 31, 2004:

	June 30,	December 31,
	2005	2004
2003 senior credit facility term loan	$—	$198,000
2005 senior credit facility term loan	335,000	—
9 3/8% senior subordinated notes due 2009	—	147,500
9 7/8% senior unsecured notes due 2011	118,304	177,650
Original issue discount - 9 7/8% senior unsecured notes due 2011	(3,209)	(5,321)
Capital leases and other long-term obligations	7,577	8,060

	457,672	525,889
Less current portion	413	2,298

Long-term obligations, net of current portion	$457,259	$523,591

     The aggregate maturities of long-term obligations for each of the five years and thereafter subsequent to June 30, 2005 are as follows:

2005 (July 1 - December 31)	$358
2006 (January 1 - December 31)	971
2007 (January 1 - December 31)	1,028
2008 (January 1 - December 31)	926
2009 (January 1 - December 31)	677
2010 (January 1 - December 31)	643
Thereafter	456,278

$460,881

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)
3. LONG TERM OBLIGATIONS (Continued)
     In the first quarter of 2005, the Company completed refinancing transactions whereby it entered into a new $380,000 senior secured credit facility, the 2005 senior credit facility, and used the $335,000 of term loan borrowings under that facility, together with the $76,307 in net proceeds of a simultaneous offering of ACS Group common stock and cash on hand to repay in full and redeem the $198,000 of outstanding principal under the Company’s 2003 senior credit facility, together with interest accrued thereon; repurchase $59,346 of outstanding principal of the Company’s senior unsecured notes, together with tender premiums and interest accrued thereon; repurchase $147,500 of outstanding principal of the Company’s senior subordinated notes, together with tender premiums and interest accrued thereon; and pay underwriters’ discounts and transaction fees and expenses associated with the equity offering and refinancing transactions.
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
     On July 15, 2005, the Company completed a refinancing transaction whereby it amended and entered into a new term loan under its 2005 senior credit facility, and used the $40,000 of term loan and cash on hand to repurchase $41,326 of outstanding principal of its senior unsecured notes, together with redemption premiums, accrued interest and transaction fees and expenses associated with the refinancing transaction of $9,258. The Company expects to incur a loss on the early extinguishment of debt of $6,888 associated with this refinancing transaction. In addition, the Company entered into a $40,000 notional amount fixed to floating swap arrangement, effectively fixing the rate on the new term loan at 6.42% per year for a period of six years.
4. STOCK INCENTIVE PLANS
     The Company’s employees participate in various plans of ACS Group, which through the Compensation Committee of the Board of Directors, may grant stock options, stock appreciation rights and other awards to officers, employees and non-employee directors. At June 30, 2005, ACS Group has reserved a total of 10,060 (10.06 million) shares of authorized common stock for issuance under the plans. At June 30, 2005, there were a total of 8,825 shares granted, issued or awarded, 2,991 shares forfeited, 2,730 shares exercised, and 4,226 shares available for grant under the plans. In general, options under the plans vest ratably over three, four or five years.
Alaska Communications Systems Group, Inc. 1999 Stock Incentive Plan
     ACS Group has reserved 7,160 shares under this plan, which was adopted in November 1999. At June 30, 2005, 7,067 options have been granted, 2,991 have been forfeited, 2,530 have been exercised, and 3,084 shares are available for grant under the plan.
     In August 2005, ACS Group began granting restricted stock in lieu of stock options as the primary equity based incentive for executive and non-union represented employees. On August 14, 2005, time and performance based restricted stock awards were made to certain executive and non-union represented employees totaling 686 shares with an estimated fair value of $6,175. The time based restricted stock awards have vesting terms that can range from three to five years with equal annual vesting amounts. The performance based restricted stock awards provide compensation from January 1, 2005, cliff vest in five years and have accelerated vesting terms of one third per year if certain profitability and capital expenditure criteria are met. A long term incentive program (LTIP) also exists for executive management which cliff vests in five years with accelerated vesting in three years if cumulative three year profitability and capital expenditure criteria are met. Commencing on the grant date, ACS Group will recognize compensation expense for all awards over the applicable vesting period based on the market value at the date of grant, discounted for estimated dividend payments that do not accrue to the employee during the vesting period; forfeitures will be recognized as they occur.

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)
4. STOCK INCENTIVE PLANS (Continued)
ACS Group, Inc. 1999 Non-Employee Director Stock Compensation Plan
     The non-employee director stock compensation plan was adopted by ACS Group in November 1999. ACS Group has reserved 350 shares under this plan. At June 30, 2005, 159 shares have been awarded and 191 shares are available for grant under the plan. In 2005 and 2004, the plan requires directors to receive not less than 50% and 25% respectively, of their annual retainer in the form of ACS Group’s stock and directors are permitted to elect up to 100% of their annual retainer in the form of ACS Group’s stock. Once a year, the Directors elect the method by which they receive their stock (issued or deferred). During the quarter ended June 30, 2005, eight shares under the plan were awarded to directors, of which five were deferred until termination of service by the directors.
Alaska Communications Systems Group, Inc. 1999 Employee Stock Purchase Plan
     This plan was also adopted by ACS Group in November 1999. ACS Group has reserved 1,550 shares under this plan. At June 30, 2005, 599 have been issued and 951 shares are available for issuance and sale. The plan will terminate on December 31, 2009. All ACS Group employees and all of the employees of designated subsidiaries generally will be eligible to participate in the purchase plan, other than employees whose customary employment is 20 hours or less per week or is for not more than five months in a calendar year, or who are ineligible to participate due to restrictions under the Internal Revenue Code.
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
2003 Options for Officer Inducement Grant
     During 2003, the ACS Group Board of Directors awarded 1,000 options as an inducement grant in hiring the Company’s Chief Executive Officer; as of June 30, 2005, 200 options have been exercised and 800 are currently outstanding. The options were registered with the Securities Exchange Commission on Form S-8 during October 2004.
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
     The Company also has a separate defined benefit plan that covers certain employees previously employed by Century Telephone Enterprise, Inc. (“CenturyTel Plan”). This plan was transferred to the Company in connection with the acquisition of CenturyTel, Inc.’s Alaska Properties. Existing plan assets and liabilities of the CenturyTel Plan were transferred to the ACS Retirement Plan on September 1, 1999. Accrued benefits under the ACS Retirement Plan were determined in accordance with the provisions of the CenturyTel Plan. Upon completion of the transfer to the Company, covered employees ceased to accrue benefits under the plan. On November 1, 2000, the ACS Retirement Plan was amended to conform early retirement reduction factors and various other terms to those provided by the AEPP. As a result of this amendment, prior service cost of $1,992 was recorded and will be amortized over the expected service life of the plan participants at the date of the amendment. The Company uses the traditional unit credit method for the determination of

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)
5. RETIREMENT PLANS (Continued)
pension cost for financial reporting and funding purposes and complies with the funding requirements under the Employee Retirement Income Security Act of 1974 (“ERISA”). The Company uses a December 31 measurement date for the plan.
     In April 2005, ACS Group registered 250 shares of the Company’s common stock under the “Alaska Communications Systems Retirement Plan” for the purpose of funding its retirement plans. On April 14, 2005, ACS Group funded the ACS Retirement Plan with approximately $600, by transferring 62 shares, in lieu of cash. During May and June 2005, the plan administrators sold the stock, resulting in net proceeds after commissions, of $581.
     The following table represents the net periodic pension expense for the ACS Retirement Plan for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Interest cost	$191	$190	$379	$374
Expected return on plan assets	(206)	(187)	(407)	(377)
Amortization of loss	123	113	237	251
Amortization of prior service cost	51	51	102	101

Net periodic pension expense	$159	$167	$311	$349

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
     The following table illustrates selected financial data for each segment as of and for the six months ended June 30, 2005:

	Local
	Telephone	Wireless	Internet	Interexchange	All Other	Eliminations	Total
Operating revenues	$101,906	$38,429	$10,696	$9,476	$11,411	$(13,285)	$158,633
Depreciation and amortization	26,398	5,214	1,797	174	7,522	—	41,105
Operating income (loss)	4,771	9,975	(2,782)	223	3,526	—	15,713
Interest expense	(261)	(1)	—	(92)	(18,277)	—	(18,631)
Loss on extinguishment of debt	—	—	—	—	(26,204)	—	(26,204)
Interest income	—	—	—	—	906	—	906
Income tax provision (benefit)	1,826	4,097	—	—	(5,923)	—	—
Net income (loss)	2,684	5,867	(2,782)	131	(28,298)	(5,905)	(28,303)
Total assets	444,089	119,577	(3,242)	19,663	12,282	—	592,369
Capital expenditures	10,621	3,262	14,362	(1,238)	2,958	—	29,965

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)
6. BUSINESS SEGMENTS (Continued)
     Operating revenue disclosed above includes intersegment operating revenue of $10,945 for local telephone, $985 for wireless, $1,623 for interexchange and $9,641 for all other. In accordance with SFAS 71, intercompany revenue between local telephone and all other segments is not eliminated above.
     The following table illustrates selected financial data for each segment as of and for the six months ended June 30, 2004:

	Local
	Telephone	Wireless	Internet	Interexchange	All Other	Eliminations	Total
Operating revenues	$108,830	$25,083	$9,718	$8,177	$11,624	$(12,623)	$150,809
Depreciation and amortization	25,275	3,623	1,786	248	6,984	—	37,916
Operating income (loss)	12,995	3,316	(6,411)	(2,072)	3,058	—	10,886
Interest expense	(160)	(12)	—	(94)	(22,441)	—	(22,707)
Interest income	—	—	—	—	478	—	478
Income tax provision (benefit)	5,190	1,360	—	—	(6,550)	—	—
Net income (loss)	7,645	1,944	(6,411)	(2,166)	(11,441)	(1,017)	(11,446)
Total assets	518,466	105,978	5,699	22,730	14,423	—	667,296
Capital expenditures	10,735	7,018	1,055	49	2,016	—	20,873
     Operating revenue disclosed above includes intersegment operating revenue of $12,966 for local telephone, $886 for wireless, $1,104 for interexchange and $11,630 for all other. In accordance with SFAS 71, intercompany revenue between local telephone and all other segments is not eliminated above.
     The following table illustrates selected financial data for each segment as of and for the three months ended June 30, 2005:

	Local
	Telephone	Wireless	Internet	Interexchange	All Other	Eliminations	Total
Operating revenues	$50,341	$21,363	$5,571	$5,046	$5,774	$(6,870)	$81,225
Depreciation and amortization	13,180	2,616	977	83	3,836	—	20,692
Operating income (loss)	1,459	5,881	(1,282)	348	1,986	—	8,392
Interest expense	(190)	(1)	—	(46)	(8,628)	—	(8,865)
Interest income	—	—	—	—	412	—	412
Income tax provision (benefit)	681	2,411	—	—	(3,092)	—	—
Net income (loss)	588	3,459	(1,282)	302	(101)	(3,069)	(103)
Total assets	444,089	119,577	(3,242)	19,663	12,282	—	592,369
Capital expenditures	6,494	2,963	13,654	(1,238)	910	—	22,783
     Operating revenue disclosed above includes intersegment operating revenue of $4,433 for local telephone, $428 for wireless, $699 for interexchange and $3,885 for all other. In accordance with SFAS 71, intercompany revenue between local telephone and all other segments is not eliminated above.
     The following table illustrates selected financial data for each segment as of and for the three months ended June 30, 2004:

	Local
	Telephone	Wireless	Internet	Interexchange	All Other	Eliminations	Total
Operating revenues	$52,988	$13,470	$5,105	$4,319	$5,845	$(6,373)	$75,354
Depreciation and amortization	12,426	1,978	784	91	3,531	—	18,810
Operating income (loss)	6,682	2,173	(2,249)	(694)	1,876	—	7,788
Interest expense	(79)	—	—	(47)	(11,178)	—	(11,304)
Interest income	—	—	—	—	236	—	236
Income tax provision (benefit)	2,691	894	—	—	(3,585)	—	—
Net income (loss)	3,912	1,279	(2,249)	(741)	(3,323)	(2,204)	(3,326)
Total assets	514,964	108,257	6,302	23,295	14,478	—	667,296
Capital expenditures	5,235	3,609	453	38	1,182	—	10,517

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)
6. BUSINESS SEGMENTS (Continued)
     Operating revenue disclosed above includes intersegment operating revenue of $6,642 for local telephone, $452 for wireless, $582 for interexchange and $5,841 for all other. In accordance with SFAS 71, intercompany revenue between local telephone and all other segments is not eliminated above.
7. RELATED PARTY TRANSACTIONS
     Fox Paine & Company, LLC (“Fox Paine”), ACS Group’s largest stockholder, was entitled to receive an annual management fee in the amount of 1% of the Company’s net income before interest expense, interest income, income taxes, depreciation and amortization, and equity in earnings (loss) of investments, calculated without regard to the fee pursuant to an agreement dated May 14, 1999. The annual management fee obligation to Fox Paine was terminated, effective for periods beginning after December 31, 2004, as partial consideration for a $2,797 transaction fee paid to Fox Paine in February 2005, in connection with assistance rendered in structuring a refinancing transaction and an ACS Group stock offering, which were completed during the first quarter of 2005. The transaction fee agreement was approved by the Company’s board of directors. The management fee expense for the three and six months ended June 30, 2005 was $0 and $38 respectively, related to a final contract true up, and $220 and $522 respectively, for the three and six months ended June 30, 2004. The management fee payable at June 30, 2005 and 2004 was $0 and $525, respectively.
     Mr. W. Dexter Paine, III is a co-founder and President of Fox Paine and currently serves as a director of ACS Holdings. Mr. Saul A. Fox, also a co-founder of Fox Paine and its Chief Executive Officer, served on the ACS Holdings board through July 25, 2005 as did Mr. Wray Thorn, a former director of Fox Paine. On July 25, 2005, Mr. Fox was replaced on the Board by John Gibson, currently the Executive Managing Director of Fox Paine.
     During 2003, the Company spun off its Directory Business to ACS Media LLC and subsequently sold 99.9% of its interest in ACS Media LLC to the public through a Canadian income fund. As part of that transaction, the Company entered into several long-term contracts with ACS Media LLC, including a 50-year publishing agreement, a 50-year license agreement, a 45-year non-compete agreement, and a 10-year billing and collection agreement. At June 30, 2005, the Company had recorded in accounts payable – affiliates, $2,856 due to ACS Media LLC under these contracts, primarily under the billing and collection agreement. The Company has a right to minority representation of one manager of the permitted nine managers of ACS Media LLC so long as its contracts with ACS Media LLC are in effect. Currently, Leonard A. Steinberg, an officer of the Company, is a manager of ACS Media LLC.
     On September 14, 2003, the Company entered into an agreement with a retiring officer to reacquire 267 shares of ACS Group stock owned by the officer in January 2004, at a purchase price per share equal to the highest average closing price of a share of ACS Group stock during any 5-consecutive day trading period in January 2004. The officer delivered the shares to the Company in 2004, and the Company made repurchase payments totaling $1,262 to the officer in four equal quarterly installments commencing on March 31, 2004. Under SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, the obligation was initially measured at fair value. If the obligation had been settled on December 31, 2003, the Company would have paid $1,265 for those shares and, accordingly, $1,265 was included in Accounts payable — affiliates on the Consolidated Balance Sheets of the Company at that date. As of June 30, 2004, the Company had redeemed all of the outstanding shares subject to mandatory redemption.

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)
8. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
     ACS Holdings and its subsidiaries were guarantors of the ACS Group’s senior discount debentures. Additionally, ACS Group and ACS Holdings’ subsidiaries were guarantors under ACS Holdings’ 9 3/8 % senior subordinated notes and 9 7/8% senior unsecured notes. All subsidiaries of ACS Group and Holdings’ (the “Combined Subsidiaries”) are 100% owned. The guarantees are full and unconditional. In addition, all guarantees are joint and several. Accordingly, the interim condensed consolidating financial statements are presented below. See ACS Group’s Form 10-Q (Commission File Number 000-28167) for ACS Group only financial statements.
Condensed Consolidating Balance Sheet
June 30, 2005

	Combined	ACS Holdings		ACS Holdings
	Subsidiaries	Parent Only	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$103	$36,729	$—	$36,832
Restricted cash	—	4,545	—	4,545
Short-term investments	—	19,945	—	19,945
Accounts receivable-trade, net	17,493	22,929	—	40,422
Accounts receivable-affiliates	18,665	(24,659)	—	(5,994)
Materials and supplies	8,124	—	—	8,124
Prepayments and other current assets	2,562	2,540	—	5,102

Total current assets	46,947	62,029	—	108,976

Investments	10	366,324	(366,324)	10

Property, plant and equipment	983,059	107,171	—	1,090,230
Less: accumulated depreciation and amortization	620,506	66,504	—	687,010

Property, plant and equipment, net	362,553	40,667	—	403,220

Goodwill	—	—	38,403	38,403
Intangible assets	21,780	—	—	21,780
Debt issuance costs	—	13,755	—	13,755
Deferred charges and other assets	799	5,426	—	6,225

Total assets	$432,089	$488,201	$(327,921)	$592,369

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term obligations	$581	$(168)	$—	$413
Accounts payable-affiliates	2,787	69	—	2,856
Accounts payable, accrued and other current liabilities	13,133	31,587	4,453	49,173
Advance billings and customer deposits	9,448	6	—	9,454

Total current liabilities	25,949	31,494	4,453	61,896

Long-term obligations, net of current portion	3,760	453,499	—	457,259
Deferred income taxes	(706)	706	—	—
Other deferred credits and long-term liabilities	75,166	7,852	(4,454)	78,564
Stockholders’ equity (deficit):
Common stock	2	—	(2)	—
Paid in capital in excess of par value	491,240	306,048	(491,240)	306,048
Retained earnings (accumulated deficit)	(163,322)	(304,692)	163,322	(304,692)
Accumulated other comprehensive loss	—	(6,706)	—	(6,706)

Total stockholders’ equity (deficit)	327,920	(5,350)	(327,920)	(5,350)

Total liabilities and stockholders’ equity	$432,089	$488,201	$(327,921)	$592,369

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)
8. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)
Condensed Consolidating Balance Sheet
December 31, 2004

	Combined	ACS Holdings		ACS Holdings
	Subsidiaries	Parent Only	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$99	$50,561	$—	$50,660
Restricted cash	—	4,690	—	4,690
Short-term investments	—	35,200	—	35,200
Accounts receivable-trade, net	15,397	24,857	(841)	39,413
Accounts receivable-affiliates	12,490	(13,578)	—	(1,088)
Materials and supplies	6,623	—	—	6,623
Prepayments and other current assets	1,493	2,231	—	3,724

Total current assets	36,102	103,961	(841)	139,222

Investments	10	360,418	(360,418)	10

Property, plant and equipment	957,589	104,178	—	1,061,767
Less: accumulated depreciation and amortization	590,471	58,984	—	649,455

Property, plant and equipment, net	367,118	45,194	—	412,312

Goodwill	—	—	38,403	38,403
Intangible assets	21,871	—	—	21,871
Debt issuance costs	—	15,482	—	15,482
Deferred charges and other assets	1,772	6,967	—	8,739

Total assets	$426,873	$532,022	$(322,856)	$636,039

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term obligations	$548	$1,750	$—	$2,298
Accounts payable-affiliates	2,964	1,009	—	3,973
Accounts payable, accrued and other current liabilities	14,705	40,784	(841)	54,648
Advance billings and customer deposits	8,942	6	—	8,948

Total current liabilities	27,159	43,549	(841)	69,867

Long-term obligations, net of current portion	4,114	519,477	—	523,591
Deferred income taxes	1,345	(1,345)	—	—
Other deferred credits and long-term liabilities	72,240	5,676	—	77,916
Commitments and contingencies

Stockholders’ equity (deficit):
Common stock	2	—	(2)	—
Paid in capital in excess of par value	491,240	245,585	(491,240)	245,585
Retained earnings (accumulated deficit)	(169,227)	(276,389)	169,227	(276,389)
Accumulated other comprehensive loss	—	(4,531)	—	(4,531)

Total stockholders’ equity (deficit)	322,015	(35,335)	(322,015)	(35,335)

Total liabilities and stockholders’ equity	$426,873	$532,022	$(322,856)	$636,039

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)
8. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)
Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2005

	Combined	ACS Holdings		ACS Holdings
	Subsidiaries	Parent Only	Eliminations	Consolidated
Operating revenue:
Local telephone	$50,342	$5,773	$(5,774)	$50,341
Wireless	21,363	—	(9)	21,354
Internet	5,571	—	(63)	5,508
Interexchange	5,046	—	(1,024)	4,022

Total operating revenue	82,322	5,773	(6,870)	81,225

Operating expense:
Local telephone (exclusive of depreciation and amortization)	35,703	(49)	(4,995)	30,659
Wireless (exclusive of depreciation and amortization)	12,866	—	(1,528)	11,338
Internet (exclusive of depreciation and amortization)	5,876	—	(293)	5,583
Interexchange (exclusive of depreciation and amortization)	4,615	—	(54)	4,561
Depreciation and amortization	16,856	3,836	—	20,692
Gain on disposal of assets, net	—	—	—	—

Total operating expense	75,916	3,787	(6,870)	72,833

Operating income	6,406	1,986	—	8,392

Other income (expense):
Interest expense	(237)	(8,628)	—	(8,865)
Interest income	—	412	—	412
Other	(5)	3,032	(3,069)	(42)

Total other income (expense)	(242)	(5,184)	(3,069)	(8,495)

Income (loss) before income taxes	6,164	(3,198)	(3,069)	(103)

Income tax expense (benefit)	(3,095)	3,095	—	—

Net income (loss)	$3,069	$(103)	$(3,069)	$(103)

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)
8. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)
Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2004

	Combined	ACS Holdings		ACS Holdings
	Subsidiaries	Parent Only	Eliminations	Consolidated
Operating revenue:
Local telephone	$52,988	$5,845	$(5,835)	$52,998
Wireless	13,470	—	(9)	13,461
Internet	5,105	—	—	5,105
Interexchange	4,319	—	(529)	3,790

Total operating revenue	75,882	5,845	(6,373)	75,354

Operating expense:
Local telephone (exclusive of depreciation and amortization)	33,843	438	(5,119)	29,162
Wireless (exclusive of depreciation and amortization)	9,317	—	(986)	8,331
Internet (exclusive of depreciation and amortization)	6,611	—	(204)	6,407
Interexchange (exclusive of depreciation and amortization)	4,922	—	(64)	4,858
Depreciation and amortization	15,279	3,531	—	18,810
Gain on disposal of assets, net	(2)	—	—	(2)

Total operating expense	69,970	3,969	(6,373)	67,566

Operating income	5,912	1,876	—	7,788

Other income (expense):
Interest expense	(126)	(11,178)	—	(11,304)
Interest income	—	236	—	236
Other	5	2,153	(2,204)	(46)

Total other income (expense)	(121)	(8,789)	(2,204)	(11,114)

Income (loss) before income taxes	5,791	(6,913)	(2,204)	(3,326)

Income tax expense (benefit)	(3,587)	3,587	—	—

Net income (loss)	$2,204	$(3,326)	$(2,204)	$(3,326)

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)
8. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)
Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2005

	Combined	ACS Holdings		ACS Holdings
	Subsidiaries	Parent Only	Eliminations	Consolidated
Operating revenue:
Local telephone	$101,908	$11,409	$(11,411)	$101,906
Wireless	38,429	—	(19)	38,410
Internet	10,696	—	(127)	10,569
Interexchange	9,476	—	(1,728)	7,748

Total operating revenue	160,509	11,409	(13,285)	158,633

Operating expense:
Local telephone (exclusive of depreciation and amortization)	70,738	361	(9,917)	61,182
Wireless (exclusive of depreciation and amortization)	23,640	—	(2,720)	20,920
Internet (exclusive of depreciation and amortization)	11,350	—	(530)	10,820
Interexchange (exclusive of depreciation and amortization)	9,079	—	(118)	8,961
Depreciation and amortization	33,583	7,522	—	41,105
Gain on disposal of assets, net	(68)	—	—	(68)

Total operating expense	148,322	7,883	(13,285)	142,920

Operating income	12,187	3,526	—	15,713

Other income (expense):
Interest expense	(354)	(18,277)	—	(18,631)
Loss on extinguishment of debt	—	(26,204)	—	(26,204)
Interest income	—	906	—	906
Other	(1)	5,819	(5,905)	(87)

Total other income (expense)	(355)	(37,756)	(5,905)	(44,016)

Income (loss) before income taxes	11,832	(34,230)	(5,905)	(28,303)

Income tax expense (benefit)	(5,927)	5,927	—	—

Net income (loss)	$5,905	$(28,303)	$(5,905)	$(28,303)

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)
8. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)
Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2004

	Combined	ACS Holdings		ACS Holdings
	Subsidiaries	Parent Only	Eliminations	Consolidated
Operating revenue:
Local telephone	$108,810	$11,644	$(11,624)	$108,830
Wireless	25,083	—	(21)	25,062
Internet	9,718	—	—	9,718
Interexchange	8,177	—	(978)	7,199

Total operating revenue	151,788	11,644	(12,623)	150,809

Operating expense:
Local telephone (exclusive of depreciation and amortization)	70,327	1,572	(10,163)	61,736
Wireless (exclusive of depreciation and amortization)	18,142	—	(1,883)	16,259
Internet (exclusive of depreciation and amortization)	14,363	—	(450)	13,913
Interexchange (exclusive of depreciation and amortization)	10,001	—	(127)	9,874
Depreciation and amortization	30,932	6,984	—	37,916
Loss on disposal of assets, net	195	30	—	225

Total operating expense	143,960	8,586	(12,623)	139,923

Operating income	7,828	3,058	—	10,886

Other income (expense):
Interest expense	(266)	(22,441)	—	(22,707)
Interest income	—	478	—	478
Other	9	905	(1,017)	(103)

Total other income (expense)	(257)	(21,058)	(1,017)	(22,332)

Income (loss) before income taxes	7,571	(18,000)	(1,017)	(11,446)

Income tax expense (benefit)	(6,554)	6,554	—	—

Net income (loss)	$1,017	$(11,446)	$(1,017)	$(11,446)

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)
8. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)
Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2005

	Combined	ACS Holdings		ACS Holdings
	Subsidiaries	Parent Only	Eliminations	Consolidated
Net cash provided (used) by operating activities	$27,296	$(12,179)	—	15,117

Cash Flows from Investing Activities:
Construction and capital expenditures	(26,971)	(2,994)	—	(29,965)
Purchase of short-term investments	—	(67,745)	—	(67,745)
Sale of short-term investments	—	83,000	—	83,000
Placement of funds in restricted account	—	(300)	—	(300)
Release of funds from escrow	—	445	—	445

Net cash provided (used) by investing activities	(26,971)	12,406	—	(14,565)

Cash Flows from Financing Activities:
Payments on long-term debt	(321)	(405,009)	—	(405,330)
Proceeds from issuance of long-term debt	—	335,000	—	335,000
Debt issuance costs	—	(10,637)	—	(10,637)
Contribution from parent	—	80,389	—	80,389
Dividends	—	(13,802)	—	(13,802)

Net cash used by financing activities	(321)	(14,059)	—	(14,380)

Increase (decrease) in cash and cash equivalents	4	(13,832)	—	(13,828)
Cash and cash equivalents, beginning of the period	99	50,561	—	50,660

Cash and cash equivalents, end of the period	$103	$36,729	$—	$36,832

Supplemental Cash Flow Data:
Interest paid	$259	$15,121	$—	$15,380

Supplemental Noncash Transactions:
Interest rate swap	$—	$(2,175)	$—	$(2,175)

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)
8. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)
Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2004

	Combined	ACS Holdings		ACS Holdings
	Subsidiaries	Parent Only	Eliminations	Consolidated
Net cash provided (used) by operating activities	$19,152	$(10,437)	—	$8,715

Cash Flows from Investing Activities:
Construction and capital expenditures	(18,857)	(2,016)	—	(20,873)
Purchase of short-term investments	—	(66,200)	—	(66,200)
Sale of short-term investments	—	52,700	—	52,700
Restricted funds	—	(1,250)	—	(1,250)

Net cash used by investing activities	(18,857)	(16,766)	—	(35,623)

Cash Flows from Financing Activities:
Payments on long-term debt	(335)	(1,145)	—	(1,480)
Dividends	—	(1,325)	—	(1,325)

Net cash used by financing activities	(335)	(2,470)	—	(2,805)

Increase (decrease) in cash and cash equivalents	(40)	(29,673)	—	(29,713)
Cash and cash equivalents, beginning of the period	139	65,259	—	65,398

Cash and cash equivalents, end of the period	$99	$35,586	$—	$35,685

Supplemental Cash Flow Data:
Interest paid	$296	$21,077	$—	$21,373
Income taxes paid, net of refund	1,120	—	—	1,120

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)
9. COMMITMENTS AND CONTINGENCIES
     The Company is involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business and has recorded litigation reserves of $1,961 at June 30, 2005 against certain current claims and legal actions. The Company believes that the disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
     On July 15, 2002, the Company fulfilled a commitment to Crest Communications, LLC (“Crest”) to provide a loan for the aggregate principal amount of $15,000 in return for certain consideration. The significant provisions of this agreement are: (i) purchase commitments by the Company by 2006. The Company satisfied its obligation to make capacity purchases in 2005 in the amount of $12,100 on May 31, 2005, the final price and quantity of remaining commitments are subject to future events, but are not expected to exceed $8,000, (ii) Crest’s restoration of the Company’s traffic carried on another cable system, and (iii) specific interconnection arrangements between the Company and Crest, should the Company exercise its option to purchase certain network assets from Crest. Under its 2002 agreement with Crest, the Company was granted an option to exchange its $15,000 note for the Alaska assets owned by Crest. The value of this note was reassessed and written down to $0 with a charge taken in 2003.
     On April 19, 2005, the Company provided Crest with notice that it is exercising its option to acquire certain of Crest’s Alaska assets. The assets consist of significant fiber optic transport facilities in Alaska between Whittier and Anchorage, and between Anchorage and Fairbanks; to date, the Company has not assumed ownership of the assets. No additional financial consideration is due to Crest in connection with this exercise and the Company is reviewing the accounting treatment of this transaction.
10. OTHER EVENTS
     In April 2005, the company formally terminated an existing aircraft operating lease. A reserve of $2,629 for this lease termination was previously recorded in the company’s financial statements in the third quarter of 2004, when the company adopted the plan to terminate. The lease termination resulted in the company’s purchase of the aircraft and its subsequent sale in May 2005. There was no material difference between the actual and estimated loss on the transaction.

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
     This Form 10-Q and future filings by Alaska Communications Systems Holdings, Inc. and its consolidated subsidiaries (“we”, “our”, “us” “the Company,” and “ACS Holdings”) on Forms 10-K, 10-Q and 8-K and the documents incorporated therein by reference include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these provisions. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements about anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, pricing plans, acquisition and divestiture opportunities, business prospects, strategic alternatives, business strategies, regulatory and competitive outlook, investment and expenditure plans, financing needs and availability and other similar forecasts and statements of expectation and statements of assumptions underlying any of the foregoing. Words such as “aims,” “anticipates,” “believes,” “could,” “estimates,” “expects,” “hopes,” “intends,” “may,” “plans,” “projects,” “seeks,” “should” and variations of these words and similar expressions are intended to identify these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Forward-looking statements by us are based on estimates, projections, beliefs and assumptions of management and are not guarantees of future performance. Such forward-looking statements may be contained in this Form 10-Q and the documents incorporated by reference. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by us as a result of a number of important factors. Such important factors may be included, without limitation, in our Form 10-K under “Business” and “Management’s discussion and analysis of financial condition and results of operations” and “Risk Factors” in Exhibit 99.2 to the ACS Group Form 8-K filed on March 7, 2005. Examples of these factors include (without limitation):
•	rapid technological developments and changes in the telecommunications industries;

•	our competitive environment;

•	ongoing deregulation (and the resulting likelihood of significantly increased price and product/service competition) in the telecommunications industry as a result of the Telecommunications Act of 1996, or the Telecommunications Act, and other similar federal and state legislation and the federal and state rules and regulations enacted pursuant to that legislation;

•	changes in revenue from Universal Service Funds;

•	regulatory limitations on our ability to change our pricing for communications services;

•	the possible future unavailability of Statement of Financial Accounting Standards, or SFAS 71, Accounting for the Effects of Certain Types of Regulation, to our wireline subsidiaries;

•	our ability to bundle our products and services;

•	changes in the demand for our products and services;

•	changes in general industry and market conditions and growth rates;

•	changes in interest rates or other general national, regional or local economic conditions;

•	governmental and public policy changes;

•	our ability to generate sufficient earnings and cash flows to continue to make dividend payments to our stockholders;

•	the continued availability of financing in the amounts, at the terms, and subject to the conditions necessary to support our future business;

•	the success of any future acquisitions; and

•	changes in accounting policies or practices adopted voluntarily or as required by accounting principles generally accepted in the United States.
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
Introduction
     The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and the other financial information included elsewhere in this Form 10-Q, and with our Management’s Discussion and Analysis of Financial Condition and Results of Operations and audited consolidated financial statements and notes thereto, for the three-year period ended December 31, 2004, included in our Annual Report on Form 10-K.
Alaska Communications Systems Holdings, Inc.
     We generate revenue primarily through:
•	the provision of local telephone services, including:
▪	basic local service to retail customers within our service areas;

▪	wholesale service to Competitive Local Exchange Carriers (“CLECs”);

▪	network access services to interexchange carriers for origination and termination of interstate and intrastate long distance phone calls;

▪	enhanced services;

▪	ancillary services, such as billing and collection; and

▪	universal service payments;
•	the provision of wireless services;

•	the provision of Internet services; and

•	the provision of interexchange network long-distance and data services.
     In addition, we provide video entertainment services through our partnership with the satellite operator, DISH Network.
     Local Telephone — We are the largest Local Exchange Carrier (“LEC”) in Alaska. Basic local service is generally provided at a flat monthly rate and allows the user to place unlimited calls within a defined local calling area. Access revenues are generated, in part, by billing interexchange carriers for access to the LECs local network and its customers and, in part, by billing the local customers themselves. Universal service revenues are a subsidy paid to rural LECs to support the high cost of providing service in rural markets.
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
     Wireless - We are the second largest statewide provider of wireless services in Alaska, currently serving over 107,000 subscribers, net of 1,340 non-revenue and non-cash generating inactive prepaid subscribers identified, post our July 28, 2005 earnings call, as part of our ongoing review of our subscriber count database. Our wireless network footprint covers over 508,000 residents, including all major population centers and highway and ferry corridors. We currently operate TDMA and CDMA 1xRTT digital networks in substantially all of our service areas. The CDMA network provides customers with improved voice call quality, average mobile data speeds of 70-80kbps and provides a platform for the launch of enhanced services. We began offering CDMA 1xRTT services in several of our service areas in May 2004. In June 2004 we began offering wireless broadband service based on EV-DO which enables high speed data connectivity with speeds that burst up to 2mbps to our wireless markets in Anchorage, Fairbanks, and Juneau. We estimate that CDMA service currently covers 72% of the State’s population of approximately 655,000.
     Internet - We are the second largest provider of Internet access services in Alaska with over 50,000 customers. We offer dial-up and dedicated DSL Internet access to our customers. We are a single source provider of advanced IP based private networks in Alaska.
     Interexchange - We provide switched and dedicated long distance services to over 50,000 customers in Alaska. The traffic from these customers is carried over our owned or leased facilities.
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
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the significant estimates affecting the financial statements are those related to the realizable value of accounts receivable, long-lived assets (in particular, those assets accounted for under SFAS 71, Accounting for the Effects of Certain Types of Regulation), income taxes, network access revenue reserves and litigation reserves. Actual results may differ from those estimates.
     We use an allowance method to estimate the net realizable value of accounts receivable. As of June 30, 2005, the allowance for doubtful accounts receivable was $5.2 million. Actual collection results could vary from this estimate.
     Access revenue is recognized when earned. We participate in access revenue pools with other telephone companies. Such pools are funded by toll revenue and/or access charges regulated by the RCA within the intrastate jurisdiction and the FCC within the interstate jurisdiction. Much of the interstate access revenue is initially recorded based on estimates. These estimates are derived from interim financial statements, available separations studies and the most recent information available about achieved rates of return. These estimates are subject to adjustment in future accounting periods as additional operational information becomes available. To the extent that disputes arise over revenue settlements, our policy is to defer revenue collected until settlement methodologies are resolved and finalized. At June 30, 2005, we had recorded liabilities of $16.9 million related to our estimate of refundable access revenue. Actual results could vary from this estimate.
     We utilize the liability method of accounting for income taxes. Under the liability method, deferred taxes reflect the temporary differences between the financial and tax bases of assets and liabilities using the enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent that it is more likely than not that such deferred tax assets will not be realized. The cumulative valuation allowance against deferred tax assets was $121.6 million as of June 30, 2005, which represents 100% of all deferred tax assets.
     Our local telephone exchange operations account for costs in accordance with the accounting principles for regulated enterprises prescribed by SFAS 71. This accounting recognizes the economic effects of rate regulation by recording cost and a return on investment as such amounts are recovered through rates authorized by regulatory authorities. Accordingly, under SFAS 71, plant and equipment is depreciated over lives approved by regulators and certain costs and obligations are deferred based upon approvals received from regulators to permit recovery of such amounts in future years.
     Effective January 1, 2003, we implemented higher depreciation rates for our regulated telephone plant for the interstate jurisdiction which management believes approximate the economically useful lives of the underlying plant. As a result, we have recorded a regulatory asset under SFAS 71 of $43.7 million as of June 30, 2005 related to depreciation of the regulated telephone plant allocable to its intrastate and local jurisdictions. We have also deferred as a regulatory asset $0.9 million of costs incurred in connection with regulatory rate making proceedings, which is being amortized over three years starting in 2003. The balance of this regulatory asset was $0.1 million at June 30, 2005. If we were not following SFAS 71, we would have recorded additional cumulative depreciation expense in the six months ended June 30, 2005 of $8.7 million for the intrastate and local jurisdictions and the deferred costs incurred in connection with regulatory rate making proceedings would have been charged to expense as incurred. We also have a regulatory liability of $56.2 million at June 30, 2005 related to accumulated removal costs. If we were not following SFAS 71, we would have followed SFAS 143 for asset retirement obligations. Non-regulated revenues and costs incurred by the local telephone exchange operations and our non-regulated operations are not accounted for under SFAS 71 principles.
     Effective January 1, 2002, we adopted SFAS 142, Goodwill and Other Intangible Assets. In accordance with the guidelines of this accounting principle, goodwill and indefinite-lived intangible assets are no longer amortized but will be assessed for impairment on at least an annual basis. SFAS 142 requires that goodwill be tested for impairment at the reporting unit level upon adoption and at least annually thereafter, utilizing a two-step methodology. The initial step requires us to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such unit. If the fair value exceeds the carrying value, no impairment loss would be recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of the unit may be impaired. The amount, if any, of the impairment is then measured in the second step. We determined the fair value of each reporting unit for purposes of this test primarily by using a discounted cash flow valuation technique. Significant estimates used in the valuation include estimates of future cash flows, both future short-term and long-term growth rates, and estimated cost of capital for purposes of arriving at a discount factor. At June 30, 2005, we had recorded goodwill of $38.4 million applicable to our local telephone and wireless segments and intangible assets of $21.8 million related primarily to our wireless segment.
     We are involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business, and have recorded litigation reserves of $2.0 million against certain claims and legal actions as of June 30, 2005. We believe that the disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows beyond the amounts already recorded. Estimates involved in developing these litigation reserves could change as these claims, legal actions and regulatory proceedings progress.

RESULTS OF OPERATIONS
     All amounts are discussed at the consolidated level after the elimination of intercompany revenue and expense.
Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004
     Operating Revenue
     Operating revenue increased $5.9 million, or 7.8%, for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. Wireless, Internet and interexchange revenue increased compared to the corresponding period of 2004, while local telephone revenue decreased compared to the corresponding period of 2004.
     Local Telephone. Local telephone revenue, which consists of local network service, network access and deregulated and other revenue, decreased $2.7 million, or 5.0%, for the three months ended June 30, 2005 compared to the same period in 2004. The following table summarizes the Company’s consolidated local telephone revenue by category:

	Three Months Ended
	June 30,
	2005	2004
	(in thousands)
Local telephone revenue:
Local network service	$21,512	$22,995
Network access	22,798	24,539
Deregulated and other	6,031	5,464

Total local telephone revenue	$50,341	$52,998

     The following table summarizes our local telephone access lines:

	As of June 30,
	2005	2004
Local telephone access lines:
Retail	203,224	210,819
Wholesale	15,109	21,312
Unbundled network elements — loop (UNE — L)	59,271	68,664
Unbundled network elements — platform (UNE — P)	6,454	4,815

Total local telephone access lines	284,058	305,610

     Local network service revenue decreased $1.5 million or 6.4% for the three months ended June 30, 2005, compared to the three months ended June 30, 2004, while access lines in service decreased 7.1% to 284,058, exclusive of a 1,186 reduction in internal use lines. The decrease in revenue primarily reflects the effect of access line losses offset in part by increases in UNE rates.
     Network access revenue decreased $1.7 million, or 7.1%, for the three months ended June 30, 2005, compared to the same period in 2004. Network access revenue is based on a regulated return on rate base and recovery of allowable expenses associated with the origination and termination of toll calls for our retail and resale customers. We expect that network access revenue will decline as a component of local telephone revenue for the foreseeable future.
     Deregulated and other revenue consists principally of billing and collection services, space and power rents, deregulated equipment sales (“CPE”), paystation revenue, regulated directory listing revenue, and other miscellaneous telephone revenue. Deregulated revenue increased $0.6 million, or 10.4%, for the three months ended June 30, 2005, compared to the three months ended June 30, 2004 as the result of higher CPE sales.

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
     Wireless. Wireless revenue increased $7.9 million, or 58.6%, to $21.4 million for the three months ended June 30, 2005 compared to $13.5 million for the three months ended June 30, 2004. This increase is due primarily to the following:
•	growth in subscribers year over year of 18.3% at June 30, 2005;

•	an increase in quarterly average revenue per unit, or ARPU, of 27.2% to $56.38 for the three months ended June 30, 2005, from $44.33 for the three months ended June 30, 2004, primarily as a result of improved subscriber mix with a higher proportion of post paid retail subscribers, increased plan revenue, feature revenue, roaming revenue, regulatory surcharges and receipt of competitive eligible telecommunications carrier status (CETC) funding on January 1, 2005 which added $7.97 to cellular ARPU;

•	higher gross customer adds, handset upgrades and accessory sales in the three months ended June 30, 2005 resulting in $1.8 million of revenue compared to $1.2 million for the three months ended June 30, 2004; and

•	higher revenue from non-ACS customers roaming on our network resulting in third-party roaming revenue increasing to $1.5 million from $0.4 million for the three months ended June 30, 2005 and 2004, respectively.
     Internet. Internet revenue increased $0.4 million, or 7.9%, for the three months ended June 30, 2005 compared to the three months ended June 30, 2004, primarily as a result of growth in DSL subscribers of 40.7% to 29,502 at June 30, 2005 from 20,967 at June 30, 2004, offset in part by a reduction in dial-up subscribers of 13.6% to 20,915 at June 30, 2005.
     Interexchange. Interexchange revenue increased $0.2 million, or 6.1%, for the three months ended June 30, 2005, compared to the three months ended June 30, 2004. Long distance subscribers increased 18.9% to 50,701 at June 30, 2005, from 42,653 at June 30, 2004 and quarterly minutes of use increased to 41.3 million for the three months ended June 30, 2005, from 33.1 million for the three months ended June 30, 2004. Minutes of use includes activity generated on our wireless network, with associated revenues recorded in our wireless segment.
     Operating Expense
     Operating expense increased $5.3 million, or 7.8%, to $72.8 million for the three months ended June 30, 2005, from $67.6 million for the three months ended June 30, 2004. Depreciation and amortization associated with the operation of each of our segments has been included in total depreciation and amortization.
     Local Telephone. The components of local telephone expense are plant specific operations, plant non-specific operations, customer operations, corporate operations and property and other operating tax expense. Local telephone expense increased $1.5 million to $30.7 million for the three months ended June 30, 2005 from $29.2 million for the three months ended June 30, 2004. The increase in local telephone expense was substantially attributable to an increase of $1.1 million in costs of goods for network and CPE sales, $0.2 million in advertising and $0.5 million in access related costs offset by $0.4 million release of legal reserves associated with the infinite minutes class action lawsuit, in 2005.
     Wireless. Wireless expense increased $3.0 million, or 36.1%, for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. In addition to general support costs associated with our 19.7% increase in subscribers and the continued rollout of our new CDMA network, we experienced an increase of $1.4 million in handset, accessory and data content expense. We also increased our advertising and third party sales commissions by $0.7 million to promote our new network build out and premier product line and outsourced our billing and provisioning system resulting in $0.5 million of additional expense.
     Internet. Internet expense decreased by $0.8 million, or 12.9%, to $5.6 million for the three months ended June 30, 2005 compared to $6.4 million for the three months ended June 30, 2004. The decrease was due to a $0.5 million decline in internal labor, $0.3 million in ISP access and circuit expense reductions resulting from a decrease in DSL access loop costs and network grooming, and $0.2 million in IT outside service cost reductions.
     Interexchange. Interexchange expenses decreased by $0.3 million, or 6.1% to $4.6 million for the three months ended June 30, 2005 compared to $4.9 million for the three months ended June 30, 2004. The decrease is primarily attributable to reduced legal expenses and the release of legal reserves of $0.3 million and $0.2 million, respectively, associated with the infinite minutes class action lawsuit, offset in part by customer acquisition and service cost associated with an 18.9% increase in subscribers.
     Depreciation and amortization. Depreciation and amortization expense increased $1.9 million, or 10%, for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. Approximately $0.6 million of the increase is due to additional depreciation associated with the build out of our new CDMA network and additional depreciation due to lowering the expected remaining life of our TDMA network assets.
     Interest expense. Interest expense decreased by $2.4 million to $8.9 million for the three months ended June 30, 2005, compared to $11.3 million for the three months ended June 30, 2004, driven by a $78.5 million reduction in gross debt and a reduction in our weighted average cost of debt to 7.1%.
     Income Taxes
     We have fully reserved the income tax benefit resulting from the consolidated losses we have incurred since May 14, 1999, the date of the acquisition of substantially all of our operations.
     Net loss
     The change increase in net loss is primarily a result of the factors discussed above.
Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004
     Operating Revenue
     Operating revenue increased $7.8 million, or 5.2%, for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. Wireless, Internet and interexchange revenue increased compared to the corresponding period of 2004, while local telephone revenue decreased compared to the corresponding period of 2004.
     Local Telephone. Local telephone revenue, which consists of local network service, network access and deregulated and other revenue, decreased $6.9 million, or 6.4%, for the six months ended June 30, 2005 compared to the same period in 2004. The following table summarizes the Company’s consolidated local telephone revenue by category:

	June 30,
	2005	2004
	(in thousands)
Local telephone revenue:
Local network service	$43,730	$45,748
Network access	46,148	52,234
Deregulated and other	12,028	10,848

Total local telephone revenue	$101,906	$108,830

     The following table summarizes our local telephone access lines:

	As of June 30,
	2005	2004
Local telephone access lines:
Retail	203,224	210,819
Wholesale	15,109	21,312
Unbundled network elements — loop (UNE — L)	59,271	68,664
Unbundled network elements — platform (UNE — P)	6,454	4,815

Total local telephone access lines	284,058	305,610

     Local network service revenue decreased $2.0 million or 4.4% for the six months ended June 30, 2005, compared to the six months ended June 30, 2004, while access lines in service decreased 7.1% to 284,058, exclusive of a 1,186 reduction in internal use lines, primarily reflects the net effect of access line losses offset by increases in UNE rates. In November 2004 we received a final order from the RCA with respect to UNE-L rates for Anchorage, retroactive to June 2004, increasing the UNE-L rate from $14.92 to $18.64, and on January 1, 2005, rates increased for UNE-P and UNE-L in Fairbanks and Juneau from $19.19 to $23.00 and from $16.71 to $18.00, respectively.
     Network access revenue decreased $6.1 million, or 11.7%, for the six months ended June 30, 2005, compared to the same period in 2004. Network access revenue is based on a regulated return on rate base and recovery of allowable expenses associated with the origination and termination of toll calls for our retail and resale customers. The decrease was primarily attributable to higher than typical settlement adjustments to the prior year interstate access and universal service fund studies. We expect that network access revenue will decline as a component of local telephone revenue for the foreseeable future.
     Deregulated and other revenue consists principally of billing and collection services, space and power rents, deregulated equipment sales (“CPE”), paystation revenue, regulated directory listing revenue, and other miscellaneous telephone revenue. Deregulated revenue increased $1.2 million, or 10.9%, for the six months ended June 30, 2005, compared to the six months ended June 30, 2004 as the result of higher CPE sales.
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
     Wireless. Wireless revenue increased $13.3 million, or 53.3%, to $38.4 million for the six months ended June 30, 2005 compared to $25.1 million for the six months ended June 30, 2004. This increase is due primarily to the following:
•	growth in subscribers year over year of 18.3% at June 30, 2005;

•	an increase in average revenue per unit, or ARPU, of 24.2% to $52.58 for the six months ended June 30, 2005, from $42.34 for the six months ended June 30, 2004, primarily as a result of improved subscriber mix with a higher proportion of post paid retail subscribers, increased plan revenue, feature revenue, roaming revenue, regulatory surcharges and receipt of competitive eligible telecommunications carrier status (CETC) funding on January 1, 2005 which added $5.71 to cellular ARPU;

•	higher gross customer adds, handset upgrades and accessory sales in the six months ended June 30, 2005 resulting in $3.2 million of revenue compared to $1.9 million for the six months ended June 30, 2004; and

•	higher revenue from non-ACS customers roaming on our network resulting in third-party roaming revenue increasing to $2.2 million from $0.5 million for the six months ended June 30, 2005 and 2004, respectively.
     Internet. Internet revenue increased $0.9 million, or 8.8%, for the six months ended June 30, 2005 compared to the six months ended June 30, 2004, primarily as a result of growth in DSL subscribers of 40.7% to 29,502 at June 30, 2005 from 20,967 at June 30, 2004, offset in part by a reduction in dial-up subscribers of 13.6% to 20,915 at June 30, 2005.
     Interexchange. Interexchange revenue increased $0.5 million, or 7.6%, for the six months ended June 30, 2005, compared to the six months ended June 30, 2004. Long distance subscribers increased 18.9% to 50,701 at June 30, 2005, from 42,653 at June 30, 2004 and quarterly minutes of use increased to 41.3 million for the six months ended June 30, 2005, from 33.1 million for the six months ended June 30, 2004. Minutes of use includes activity generated on our wireless network, with associated revenues recorded in our wireless segment.
     Operating Expense
     Operating expense increased $3.0 million, or 2.1%, to $142,920 million for the six months ended June 30, 2005, from $139,923 million for the six months ended June 30, 2004. Depreciation and amortization associated with the operation of each of our segments has been included in total depreciation and amortization.
     Local Telephone. The components of local telephone expense are plant specific operations, plant non-specific operations, customer operations, corporate operations and property and other operating tax expense. Local telephone expense decreased $0.6 million to $61.2 million for the six months ended June 30, 2005 from $61.7 million for the six months ended June 30, 2004. The decrease in local telephone expense was substantially attributable to a $2.6 million decline in consulting expense related to marketing, process improvement and strategic sourcing initiatives incurred in the first quarter of 2004, offset in part, by a $1.6 million increase in cost of goods sold in 2005.
     Wireless. Wireless expense increased $4.7 million, or 28.7%, for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. The increase is driven by support costs for our 19.7% increase in subscribers and the continued rollout of our new CDMA network. This resulted in an increase of $2.0 million in handset, accessory and data content expense, and $0.3 million increase in incremental roaming expense. We also increased our advertising and third party sales commissions $1.1 million to promote our new network build out and premier product line, and outsourced our billing and provisioning system resulting in $1.0 million of additional expense.
     Internet. Internet expense decreased by $3.1 million, or 22.2%, to $10.8 million for the six months ended June 30, 2005, compared to $13.9 million for the six months ended June 30, 2004. The decrease was due to a $1.2 million decline in internal labor which was primarily the result of severance expense in the first six month of 2004, $1.1 million in ISP access and circuit expense reductions resulting from a decrease in DSL access loop costs and network grooming, and $0.5 million in IT outside service cost reductions.
     Interexchange. Interexchange expenses decreased by $0.9 million, or 9.3% to $9.0 million for the six months ended June 30, 2005 compared to $9.9 million for the six months ended June 30, 2004. The decrease is primarily attributable to reduced legal expenses and the release of legal reserves of $0.3 million and $0.2 million, respectively, associated with the infinite minutes class action lawsuit, network grooming efforts and favorable renegotiated carrier contracts.
     Depreciation and amortization. Depreciation and amortization expense increased $3.2 million, or 8.4%, for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. Approximately $1.6 million of the increase is due to additional depreciation associated with the build out of our new CDMA network and additional depreciation due to lowering the expected remaining life of our TDMA network assets.
     Interest expense. Interest expense decreased by $4.1 million to $18.6 million for the six months ended June 30, 2005 compared to $22.7 million for the six months ended June 30, 2004, driven by a $78.5 million reduction in gross debt and a reduction in our weighted average cost of debt to 7.1%.
     Loss on extinguishment of debt. Loss on extinguishment of debt for the six months ended June 30, 2005 of $26.2 million is attributable to our accretive debt restructuring and comprises $12.8 million of tender premiums and $13.4 million for the write off of unamortized debt issuance costs and settlement of original issue discounts.
     Income Taxes
     We have fully reserved the income tax benefit resulting from the consolidated losses we have incurred since May 14, 1999, the date of the acquisition of substantially all of our operations.
     Net loss
     The change increase in net loss is primarily a result of the factors discussed above.
LIQUIDITY AND CAPITAL RESOURCES
     Sources
     We have satisfied our cash requirements for the first two quarters of 2005 for operations, capital expenditures, debt service and dividend commitments, primarily through internally generated funds, the sale of stock, debt financing and our cash and investments on hand. For the six months ended June 30, 2005, our net cash flows provided by operating activities were $15.1 million. At June 30, 2005, we had approximately $47.1 million in net working capital, with approximately $36.8 million represented by cash and cash equivalents, $19.9 million by short-term investments and $4.5 million by restricted cash. As of June 30, 2005, we had $45.0 million of remaining capacity under our revolving credit facility, representing 100% of available capacity.

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
     These transactions resulted in total long-term obligations outstanding, gross of original issue discount, of $460.9 million as of June 30, 2005, consisting primarily of the $380.0 million 2005 senior credit facility with a drawn term loan of $335.0 million and an undrawn revolving credit facility of $45.0 million, and $118.3 million remaining aggregate principal amount outstanding of senior unsecured notes. The $335.0 million term loan under the 2005 senior credit facility was drawn on February 1, 2005 and generally bears interest at an annual rate of LIBOR plus 2.00%, with a term of seven years from the date of closing and no scheduled principal payments before maturity. The $45.0 million undrawn revolving credit facility, to the extent drawn in the future, will bear interest at an annual rate of LIBOR plus 2.00% and have a term of six years from the date of closing. To the extent the $45.0 million revolving credit facility under the 2005 senior credit facility remains undrawn, we will pay an annual commitment fee of 0.375% of the undrawn principal amount over its term. We also entered into floating-to-fixed interest rate swaps with total notional amounts of approximately $135.0 million and $85.0 million, respectively, which swap the floating interest rate on a portion of the term loan borrowings under the 2005 senior credit facility for five years at a fixed rate of 6.13% and 6.50% per year, respectively, inclusive of the 2.00% premium over LIBOR. The swaps are accounted for as cash flow hedges.
     On July 15, 2005, we completed a refinancing transaction whereby we entered into a new term loan under our 2005 senior credit facility, and used the $40.0 million term loan and cash on hand to repurchase $41.3 million of outstanding principal of our senior unsecured notes, together with redemption premiums, accrued interest and transaction fees and expenses associated with the refinancing transaction of $9.3 million. We expect to incur a loss on the early extinguishment of debt of $6.9 million associated with this refinancing transaction. In addition, we entered into a $40.0 million notional amount fixed to floating swap arrangement, effectively fixing the rate on the new term loan at 6.42% per year for a period of six years.
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

     Uses
     Our networks require the timely maintenance of plant and infrastructure. Our historical capital expenditures have been significant. The construction and geographic expansion of our wireless network has required significant capital. The implementation of our interexchange network and data services strategy is also capital intensive. Capital expenditures for the six months ended June 30, 2005 were $30.0 million, of which $3.0 million was expended on CDMA 1xRTT build out and $12.1 million for the purchase of additional fiber optic capacity. We intend to fund future capital expenditures with cash on hand, through internally generated cash flows, and if necessary, through borrowings under our revolving credit facility. At June 30, 2005, we had allocated $35.0 million of our current unrestricted cash and short term investment balances of $56.8 million to fund the completion over the next two years of our CDMA 1xRTT and EV-DO build out and to secure fiber capacity within Alaska and to the lower 48 states in the United States under the terms of our agreement with Crest.
     Our capital requirements may change due to impacts of regulatory decisions that affect our ability to recover our investments, changes in technology, the effects of competition, changes in our business strategy, and our decision to pursue specific acquisition opportunities, among other things.
     On July 15, 2002, we fulfilled a commitment to Crest to provide a loan for the aggregate principal amount of $15 million in return for certain consideration. The significant provisions of this agreement are: (i) purchase commitments by us by 2006. The Company satisfied its obligation to make capacity purchases in 2005 in the amount of $12.1 million on May 31, 2005, the final price and quantity of which are subject to future events, but are not expected to exceed $8.0 million, (ii) Crest’s restoration of our traffic carried on another cable system and (iii) specific interconnection arrangements between us and Crest, should we exercise our option to purchase certain network assets from Crest. Under our 2002 agreement with Crest, we were granted an option to exchange its $15 million note for the Alaska assets owned by Crest. The loan was written down to zero, its estimated fair value, during September 2003. See “Note 9, Commitments and Contingencies” for further information.
     On October 28, 2004, ACS Group announced the adoption of a dividend policy by their board of directors and declared their first quarterly dividend of $0.185 per share, which was paid on January 19, 2005 to holders of record on December 31, 2004. On March 21, 2005, the board of directors for ACS Group again declared a quarterly cash dividend, but at $0.20 per share, an increase over the prior quarterly cash dividend of approximately 8%. The dividend was paid on April 19, 2005 to holders of record on March 31, 2005. On June 14, 2005, the ACS Group board of directors announced the dividend was again declared at $0.20 per share for holders of record at June 30, 2005, and was paid on July 20, 2005. While ACS Group intends to continue to pay quarterly dividends, such payment is subject to our future operating and financial performance, capital expenditures, working capital requirements and other factors. Accordingly, the ACS Group board of directors may modify or revoke this policy at any time.
     In January 2005, ACS Group issued 8.8 million shares of their common stock in an equity offering that closed on February 1, 2005 and, through the partial exercise by the underwriters of their over-allotment option, an additional 1.1 million shares that closed on March 2, 2005. As a result of these issuances, ACS Group has outstanding 41.4 million shares as of June 30, 2005. The issuance of these additional shares of ACS Group common stock will increase our aggregate annual dividend payments by approximately $7.9 million to approximately $32.5 million annually based on the current ACS Group annual dividend policy of $0.80 per share.
     We believe that we will have sufficient working capital provided by operations and available borrowing capacity under our revolving credit facility to service our debt, pay quarterly dividends, fund our operations, capital expenditures and other obligations over the next 12 months. Our ability to meet such obligations will be dependent upon our future financial performance, which is, in turn, subject to future economic conditions and to financial, business, regulatory and other factors, many of which are beyond our control.

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
     There are currently a number of regulatory proceedings underway at the state and federal levels that could have a significant impact on our operations. The RCA has issued new regulations intended, among other things, to streamline the tariffing process in competitive markets. Regarding the wireless business, the FCC granted ACSW certain waivers in an order adopted March 22, 2005 and released on April 1, 2005. Under this order, ACSW was granted additional time to meet two significant FCC requirements: (1) that all new handset activations be location-capable; and (2) that 95% of all subscribers have location-capable handsets. Consistent with the FCC’s order, all new ACSW handset activations in its Anchorage and Fairbanks markets are now location-capable. All new handset activations in ACSW’s remaining markets will be location-capable by December 31, 2005. Further, ACSW must have location-capable handsets deployed to 95% of all subscribers in its Anchorage and Fairbanks markets, and remaining markets, by June 30, 2006 and January 31, 2007, respectively. The requirement to have location-capable handsets deployed to 95% of all of our subscribers by January 31, 2007 may require us to provide subsidies to encourage subscribers to migrate to location-capable handsets; we do not expect the cost of those subsidies to exceed $5.0 million. Other significant matters being considered by the FCC include intercarrier compensation reform and revisions to the USF Rules, both of which could significantly impact our revenues and expenses. We cannot predict with certainty the impact of current or future regulatory developments on any of our businesses.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     In the first quarter of 2005, we completed refinancing transactions that significantly changed our capital structure and changed our exposure to interest rate and other market risks – See Note 3, “Long Term Obligations” for further information. As of June 30, 2005, we had $118 million in outstanding senior unsecured notes, $335 million on our 2005 senior credit facility and two floating-to-fixed interest rate swaps with total notional amounts of $135,000 and $85,000, respectively. In July 2005, we entered into an incremental $40 million term loan under our 2005 senior credit facility and used the term loan proceeds together with cash on hand to pay down $41.3 million of our outstanding senior unsecured notes. We entered into a floating-to-fixed interest rate swap with a notional amount of $40 million in conjunction with the incremental term loan. These on-balance sheet financial instruments, to the extent they provide for variable rates of interest, expose us to interest rate risk, with the primary interest rate risk exposure resulting from changes in LIBOR or the prime rate, which are used to determine the interest rates that are applicable to borrowings under our 2005 senior credit facility.
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

PART II            OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
     General Communication, Inc. (“GCI”) filed a complaint against the Company and the RCA in the United States District Court, District of Alaska, on January 6, 2005, alleging that the RCA erred in setting rates, terms, and conditions for GCI’s interconnection agreement with ACSA. The Company cannot predict the outcome of this litigation. The Company intends to mount a vigorous defense of the RCA’s decision.
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     None.

ITEM 5. OTHER INFORMATION.
     In August 2005, under the terms of the Alaska Communications Systems Group, Inc. 1999 Stock Incentive Plan, ACS Group began granting restricted stock in lieu of stock options as the primary equity based incentive for our executive and non-union represented employees. On August 14, 2005, time and performance based restricted stock awards were made to certain executive and non-union represented employees totaling 686,138 shares with an estimated fair value of $6.2 million. The time based restricted stock awards have vesting terms that can range from three to five years with equal annual vesting amounts. The performance based restricted stock awards provide compensation from January 1, 2005, cliff vest in five years and have accelerated vesting terms of one third per year if certain profitability and capital expenditure criteria are met. A long term incentive program (LTIP) also exists for executive management which cliff vests in five years with accelerated vesting in three years if cumulative three year profitability and capital expenditure criteria are met. Commencing on the grant date, ACS Group will recognize compensation expense for all awards over the applicable vesting period based on the market value at the date of grant, discounted for estimated dividend payments that do not accrue to the employee during the vesting period; forfeitures will be recognized as they occur.
Grants for our named officers were as follows:

	Annual Performance		LTIP		Total Award	Total Award
Name	Value	Shares	Value	Shares	Value	Shares
Liane J. Pelletier	$630,000	70,000	$315,000	35,000	$945,000	105,000
David Wilson	$225,000	25,000	$202,500	22,500	$427,500	47,500
David C. Eisenberg	$270,000	30,000	$157,500	17,500	$427,500	47,500
Sheldon A. Fisher	$225,000	25,000	$112,500	12,500	$337,500	37,500
Kenneth L. Sprain	$225,000	25,000	$112,500	12,500	$337,500	37,500
See Item 6, Exhibits, Exhibit 10.23 for a sample copy of the restricted stock agreement.
ITEM 6. EXHIBITS
(a) Exhibits:

10.23	Alaska Communications Systems Group, Inc. Restricted Stock Agreement

10.24	Supplemental Indenture dated July 15, 2005 among Alaska Communications Systems Group, Inc., Alaska Communications Systems Holdings, Inc. and The Bank of New York as Trustee.

31.1	Certification of Liane Pelletier, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of David Wilson, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Liane Pelletier, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of David Wilson, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: August 15, 2005                                ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.

/s/ Liane Pelletier
Liane Pelletier
Chief Executive Officer, Chairman of the Board and President

/s/ David Wilson
David Wilson
Senior Vice President and Chief Financial Officer (Principal Accounting Officer)