Form 10-K/A
period 2004-12-31
ALASKA COMMUNICATIONS SYSTEMS HOLDINGS INC
filed 2005-11-03
CIK 1089510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Title of each class None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑      No   ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
     Indicate by check mark if whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.) Yes  ☐  No     ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No     ☑
     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of as of the last business day of the registrant’s most recently completed second fiscal quarter.  (Not Applicable)
     All of the Registrant’s securities are wholly owned by Alaska Communications Systems Group, Inc. (File No. 000-28167) which files reports and proxy materials pursuant to the Securities Exchange Act of 1934, as amended. Alaska Communications Systems Holdings, Inc. meets the conditions set forth in General Instruction (I) (1) (a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format authorized by General Instruction I of Form 10-K. Items 4, 10, 11, 12 and 13 have been omitted in accordance with Instruction I(2)(c).
Documents Incorporated by Reference
None

EXPLANATORY NOTE:
Alaska Communications Systems Holdings, Inc. (the “Company”) and its consolidated subsidiaries is filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 9, 2005, to reflect a correction in the balance sheet classification of auction-rate securities and short-term investments from cash and cash equivalents to a separate line item within current assets, and to reflect purchases and sales of auction-rate securities and short-term investments as investing cash flows in the statements of cash flows, within Part II — Items 6 and 7, and Part IV — Item 15. See Note 24 of the Notes to Consolidated Financial Statements for further detail. Also included in Part IV — Item 15, is a restatement of our stock option pro forma net loss disclosure. This disclosure is being restated to correct errors found in our calculation of the pro forma effects of accounting for stock options in accordance with Statement of Financial Accounting Standards No. 148.
Subsequent to the filing of our Annual Report on Form 10-K for the year ended December 31, 2004, like many other companies that invest in auction-rate securities, Alaska Communications Systems Holdings, Inc. has determined, based upon supplemental accounting interpretation and in consultation with our audit committee, that our investments in auction-rate securities should not have been included in cash and cash equivalents, as had been done historically by the Company in our financial statements. We invest in auction-rate securities as part of our cash management strategy and have historically classified them as cash and cash equivalents because of the short duration of their reset periods. As a result of this change in classification, our cash flows from investing activities now include purchases and sales of auction-rate securities. This change in classification has no impact on previously reported total current assets, total assets, working capital position, results of operations or financial covenants and does not affect previously reported cash flows from operating or financing activities.
Also subsequent to the filing of our Annual Report on Form 10-K for the year ended December 31, 2004, we began to reassess our stock compensation plan models in anticipation of adopting SFAS 123R, Share-Based Payment, in 2005. During that reassessment we identified certain computational errors and errors related to our stock option valuation model assumptions. The primary causes of this restatement related to the assumptions regarding the treatment of forfeitures and the period over which the compensation cost should be recorded. See Note 1 of the Notes to Consolidated Financial Statements for further detail.
Except for the aforementioned changes, this Form 10-K/A does not modify or update other disclosures in the Form 10-K, including the nature and character of such disclosure to reflect events occurring after the initial filing date of the Form 10-K.

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC .
AMENDMENT NO. 1
ANNUAL REPORT ON FORM 10-K/A
FOR THE YEAR ENDED DECEMBER 31, 2004

Page
Part II

Item 6. Selected Financial Data	4
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	5

PART IV

Item 15. Exhibits and Financial Statement Schedules	20

Signatures	21

Index to Consolidated Financial Statements	F-1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART II
Item 6. Selected Financial Data
SELECTED HISTORICAL FINANCIAL DATA
     The following table sets forth our historical consolidated financial data has been restated as of December 31, 2004, 2003, and 2002 to reflect purchases and sales of auction-rate securities and other short-term investments as investing cash flows (See Note 24 to the Consolidated Financial Statements). The following table sets forth our historical consolidated financial data as of December 31, 2004, 2003, 2002, 2001 and 2000 and for the fiscal years ended December 31, 2004, 2003, 2002, 2001 and 2000, which are derived from our audited financial statements for those years.
     The selected historical financial data set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with “Management’s discussion and analysis of financial condition and results of operations” and our consolidated financial statements and related notes thereto for the years ended December 31, 2004, 2003, 2002, 2001 and 2000.

($ in thousands)	2004	2003	2002	2001		2000

Operating Data:
Operating revenues	$302,707	$323,847	$340,394	$328,525		$311,366
Operating expenses before loss (gain) on disposal of assets	289,735	361,074	360,995	281,402		277,598
Loss (gain) on disposal of assets	2,854	(112,622)	2,163	—		—

Operating income	10,118	75,395	(22,764)	47,123		33,768
Other expense	(45,104)	(79,013)	(46,910)	(54,315)		(58,398)

Loss before income taxes, discontinued operations, extraordinary item and cumulative effect of change in accounting principle	(34,986)	(3,618)	(69,674)	(7,192)		(24,630)
Income tax benefit (expense)	219	(1,095)	—	195		197
Equity in income of investments	16	783	—	69		(303)

Loss from continuing operations	(34,751)	(3,930)	(69,674)	(6,928)		(24,736)
Loss from discontinued operations	—	(52)	(7,632)	(1,718)		(917)

Loss before cumulative effect of change in accounting principle	(34,751)	(3,982)	(77,306)	(8,646)		(25,653)
Cumulative effect of change in accounting principle	—	—	(105,350)	—		—

Net loss	$(34,751)	$(3,982)	$(182,656)	$(8,646)		$(25,653)

Balance Sheet Data (end of period)
Total assets	$636,039	$685,187	$755,871	$951,123		$954,681
Long-term debt including current portion	525,889	535,004	592,831	596,603		599,642
Stockholder’s equity (deficit)	(35,335)	18,449	18,618	208,678		231,153

Other Financial Data:
Cash provided by operating activities	$69,233	$55,378	$66,956	$78,054		$144,643
Cash provided (used) by investing activities	(44,455)	64,295	(70,028)	(95,899	)(1)	(75,795	)(1)
Cash used by financing activities	(28,694)	(82,662)	(9,675)	(3,039)		(15,958)
Capital expenditures	51,422	50,906	72,621	88,998		73,349

(1)	Cash provided (used) by investing activities for the years ended December 31, 2001 and 2000 has not been restated for the effects of the Company’s treatment of auction-rate securities and other short-term investments discussed in Note 24 to the Company’s consolidated financial statements as it was not practicable for the Company to obtain such information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
     The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and the other financial information included elsewhere in this Form 10-K/A.
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
     Wireless — We are the second largest statewide provider of wireless services in Alaska, currently serving over 100,000 subscribers. Our wireless network footprint covers over 482,000 residents, including all major population centers and highway and ferry corridors. We currently operate a TDMA digital network in substantially all of our service areas, and are rolling out a new generation of digital network known as CDMA 1xRTT, which provides customers with improved voice call quality, average mobile data speeds of 70-80kbps and provides a platform for the launch of enhanced services. We began offering CDMA 1xRTT services in several of our service areas in May 2004. In June 2004 we began offering wireless broadband service based on EV-DO which enables high speed data connectivity with speeds that burst up to 2mbps to our wireless markets in Anchorage, Fairbanks, and Juneau. We estimate that the new CDMA service currently covers 73% of our wireless footprint of 482,000 residents.
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
     The following table itemizes the components of the contract termination and asset impairment charges (in thousands).

Contract termination charges:
Contract termination payment	$3,448
Loss on disposal of assets	5,648
Accounts receivable and working capital write-downs	3,575

Total contract termination charges	$12,671

Asset impairment charges	$42,187

Total contract termination and asset impairment charges	$54,858

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

     The following table summarizes our consolidated local telephone revenue by category:

	Year Ended December 31,
	2003	2002
	(in thousands)
Local telephone revenue:
Local network service	$96,357	$99,512
Network access revenue	97,759	108,335
Deregulated revenue and other	21,570	18,850

Total local telephone revenue	$215,686	$226,697

     The following table summarizes our local telephone access lines:

	As of December 31,
	2003	2002
Retail access lines	218,058	236,148
W holesale access lines	19,159	22,148
Unbundled network elements — loop (UNE-L)	68,916	62,091
Unbundled network elements — platform (UNE-P)	5,333	2,620

Total local telephone access lines	311,466	323,007

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
     The following table itemizes the components of the contract termination and asset impairment charges (in thousands).

Contract termination charges:
Contract termination payment	$3,448
Loss on disposal of assets	5,648
Accounts receivable and working capital write-downs	3,575

Total contract termination charges	$12,671

Asset impairment charges	$42,187

Total contract termination and asset impairment charges	$54,858

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
Liquidity and capital resources
     We have satisfied our cash requirements for operations, capital expenditures and debt service primarily through internally generated funds, the sale of stock and debt financing. For the year ended December 31, 2004, our cash flows from operating activities were $69.2 million. At December 31, 2004, we had approximately $69.4 million in net working capital, with approximately $50.7 million represented by cash and cash equivalents, $35.2 million by short term investments and $4.7 million by restricted cash. As of December 31, 2004, we had $50.0 million of remaining capacity under our former revolving credit facility, representing 100% of available capacity.

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
     The local telephone network requires the timely maintenance of plant and infrastructure. Our historical capital expenditures have been significant. The construction and geographic expansion of our wireless network has required significant capital. The implementation of our interexchange network and data services strategy is also capital intensive. Capital expenditures for 2004 were $51.4 million, of which $10.4 million was expended on CDMA 1xRTT build out and $5.6 million was expended on the Crest fiber optic capacity purchases. We intend to fund future capital expenditures with cash on hand, through internally generated cash flows, and if necessary, through borrowings under our revolving credit facility. At December 31, 2004 we had allocated $55.0 million of our total current unrestricted cash and short term investment balance of $85.9 million to fund the completion over the next two years of our CDMA 1xRTT and EV-DO build out and to secure fiber capacity within Alaska and to the lower 48 states in the United States under the terms of our agreement with Crest.
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
     Our employees participate in various stock-based compensation plans of ACS Group. In December 2004, the FASB issued SFAS No. 123(Revised), “Share-Based Payment.” This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires companies to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees and to record compensation cost for all stock awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. In addition, we are required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. SFAS 123(R) will be effective for our third quarter ending September 30, 2005. We have not yet determined the impact that SFAS 123(R) will have on our financial position and results of operations, but expect that the stock incentive plans disclosure provided in Note 1, “Description of Company and Summary of Significant Accounting Policies,” to the Alaska Communications Systems Holdings, Inc. Consolidated Financial Statements, provides a reasonable measure of the expected annual impact.
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

Our consolidated financial statements are submitted as a separate section of this Form 10-K/A. See Index to Consolidated Financial Statements and Schedule which appears on page F-1 hereof.

2. Financial Statement Schedule

Our financial statement schedules for the Company and its subsidiaries are submitted as a separate section of this Form 10-K/A. See Index to Consolidated Financial Statements and Schedule which appears on page F-1 hereof.

Exhibit	Description
No.
31.1	Certification of Liane Pelletier, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of David Wilson, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Liane Pelletier, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of David Wilson, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of The Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of Section 13 or Section 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 2, 2005	Alaska Communications Systems Holdings, Inc.

	By:	/s/ Liane Pelletier

Liane Pelletier Chief Executive Officer, Chairman of the Board and President
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Liane Pelletier	Chief Executive Officer, Chairman of the Board	November 2, 2005

Liane Pelletier	and President

/s/ David Wilson	Senior Vice President and Chief Financial Officer	November 2, 2005

David Wilson	(Principal Accounting Officer)

/s/ Kenneth L. Sprain	Senior Vice President, Network and IT	November 2, 2005

Kenneth L. Sprain	Operations

/s/ David C. Eisenberg	Senior Vice President, Corporate Strategy and	November 2, 2005

David C. Eisenberg	Development

/s/ Sheldon Fisher	Senior Vice President, Sales and Product	November 2, 2005

Sheldon Fisher	Marketing

/s/ Leonard A. Steinberg	Vice President, General Counsel and Corporate	November 2, 2005

Leonard A. Steinberg	Secretary

/s/ Elizabeth E. Pierce	Vice President, Human Resources and Facilities	November 2, 2005

Elizabeth E. Pierce	Services

/s/ Byron I. Mallott	Director	November 2, 2005

Byron I. Mallott

/s/ Brian Rogers	Director	November 2, 2005

Brian Rogers

/s/ W. Dexter Paine, III	Director	November 2, 2005

W. Dexter Paine, III

/s/ John M. Egan	Director	November 2, 2005

John M. Egan

/s/ Patrick Pichette	Director	November 2, 2005

Patrick Pichette

/s/ Gary R. Donahee	Director	November 2, 2005

Gary R. Donahee

/s/ John W. Gibson	Director	November 2, 2005

John W. Gibson

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
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
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
     As discussed in Note 24, the accompanying consolidated financial statements have been restated.
/s/ DELOITTE & TOUCHE LLP
Portland, Oregon
March 7, 2005
(November 2, 2005 as to Note 24)

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Consolidated Balance Sheets
December 31, 2004 and 2003
(In Thousands, Except Per Share Amounts)

	As Restated - See Note 24
Assets	2004	2003
Current assets:
Cash and cash equivalents	$50,660	$54,576
Restricted cash	4,690	3,635
Short term investments	35,200	43,222
Accounts receivable-trade, net of allowance of $4,869 and $4,865	38,325	41,866
Materials and supplies	6,623	10,099
Prepayments and other current assets	3,724	5,850

Total current assets	139,222	159,248

Property, plant and equipment	1,061,767	1,041,904
Less: Accumulated depreciation and amortization	649,455	603,760

Property, plant and equipment, net	412,312	438,144

Goodwill	38,403	38,403
Intangible assets	21,871	22,055
Debt issuance costs	15,482	18,587
Deferred charges and other assets	8,749	8,750

Total assets	$636,039	$685,187

Liabilities and Stockholder’s Equity (Deficit)

Current liabilities:
Current portion of long-term obligations	$2,298	$2,267
Accounts payable-affiliates	3,973	3,817
Accounts payable, accrued and other current liabilities	54,648	46,991
Income taxes payable	—	1,095
Advance billings and customer deposits	8,948	8,766

Total current liabilities	69,867	62,936

Long-term obligations, net of current portion	523,591	532,737
Other deferred credits and long-term liabilities	77,916	71,065
Commitments and contingencies

Stockholders’ equity (deficit):
Common stock, $.01 par value; 1,000 shares authorized 1 share issued and outstanding	—	—
Contributed capital	245,585	264,630
Accumulated deficit	(276,389)	(241,638)
Accumulated other comprehensive loss	(4,531)	(4,543)

Total stockholder’s equity (deficit)	(35,335)	18,449

Total liabilities and stockholder’s equity (deficit)	$636,039	$685,187

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

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Consolidated Statements of Cash Flows
Years Ended December 31, 2004, 2003 and 2002
(In Thousands)

	As Restated - See Note 24
	2004	2003	2002
Cash Flows from Operating Activities:
Net loss	$(34,751)	$(3,982)	$(182,656)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on discontinued operations	—	52	7,632
Cumulative effect of change in accounting principle	—	—	105,350
Depreciation and amortization	78,387	82,185	82,940
Loss (gain) on disposal of assets and asset impairment charges, net	2,854	(48,863)	2,163
Goodwill impairment loss	—	—	64,755
Amortization of debt issuance costs, original issue discount and warrants	3,639	16,717	4,191
Non-cash stock based compensation expense	—	900	—
Other non-cash expenses	12	4,118	—
Other deferred credits	3,048	1,643	3,073
Changes in components of working capital:
Accounts receivable and other current assets	9,143	11,064	(6,008)
Accounts payable and other current liabilities	6,900	(6,443)	(12,460)
Other	1	(1,972)	(1,375)
Net cash used in discontinued operations	—	(41)	(649)

Net cash provided by operating activities	69,233	55,378	66,956

Cash Flows from Investing Activities:
Construction and capital expenditures	(51,422)	(48,566)	(68,434)
Purchase of short term investments	(154,650)	(100,053)	(32,400)
Proceeds from sales of short term investments	162,672	57,831	42,100
Net proceeds from sale of business unit	—	155,269	—
Release of funds from escrow	—	3,539	3,706
Placement of funds in escrow	(1,055)	(3,725)	—
Issuance of note receivable	—	—	(15,000)

Net cash provided (used) by investing activities	(44,455)	64,295	(70,028)

Cash Flows from Financing Activities:
Payments on long-term debt	(9,649)	(434,102)	(7,328)
Proceeds from issuance of long-term debt	—	375,970	—
Debt issuance costs	—	(14,000)	—
Dividends	(19,045)	(10,530)	(2,347)

Net cash used by financing activities	(28,694)	(82,662)	(9,675)

Increase (decrease) in cash	(3,916)	37,011	(12,747)

Cash and cash equivalents at beginning of the year	54,576	17,565	30,312

Cash and cash equivalents at the end of the year	$50,660	$54,576	$17,565

Supplemental Cash Flow Data:
Interest paid, net of capitalized interest	$43,026	$49,121	$44,673
Income taxes paid, net of refund	876	—	—
Supplemental Noncash Transactions:
Property acquired under capital leases and mortgages	$—	$2,340	$4,187
Minimum pension liability adjustment	(12)	(191)	(2,342)
Interest rate swap marked to market	—	14,152	(2,715)
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
Short-term Investments
     Short-term investments include investments in auction-rate securities. Short-term investments are considered available for sale and are carried at amortized cost which approximates fair value.
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
Debt Issuance Costs
     Underwriting, legal, accounting, printing, and other fees and expenses associated with the issuance of the Company’s senior credit facility, senior subordinated notes, senior unsecured notes and senior discount debentures are being amortized using the straight-line method which approximates the effective interest method, over the term of the debt. During 2003, the Company extinguished early its old bank credit facility which resulted in a write off to expense of $13,052 of debt issuance costs. Debt issuance costs amortization and write offs included in interest expense for 2004, 2003 and 2002 was $3,128, $16,543, and $4,191, respectively.
Original Issue Discounts
     Certain debt instruments of the Company have been issued below their face value, resulting in original issue discounts that are recorded net in long-term debt. These original issue discounts are amortized using the effective interest method. Original issue discount amortization and write offs included in interest expense for 2004, 2003 and 2002 was $534, $174, and $0, respectively.

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
Stock Incentive Plans
     The Company’s employees participate in various plans of ACS Group. The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its stock incentive plans. Accordingly, no compensation costs were recognized in operations in 2004, 2003 or 2002 related to options as all options were granted with exercise prices equal to or greater than fair value on the date of grant. If compensation costs had been determined consistent with SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, the Company’s net loss on a pro forma basis for 2004, 2003 and 2002 would have been as follows:

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2004, 2003 and 2002
(In Thousands, Except Per Share Amounts)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Stock Incentive Plans (Continued)

	As Restated
	2004	2003	2002
Net loss:
As reported	$(34,751)	$(3,982)	$(182,656)
Add: Stock-based employee compensation reported in net loss	—	900	—
Deduct: Stock based compensation under fair value method	(1,938)	(888)	(1,713)

Pro forma	$(36,689)	$(3,970)	$(184,369)

     The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for grants:

	As Restated
	2004	2003	2002
Risk free rate	3.69%	3.39%	2.88%
Dividend yield	3.09%	0.00%	0.00%
Expected volatility factor	40.8%	55.5%	60.8%
Expected option life (years)	6.4	6.5	6.1
     Subsequent to the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, the Company reassessed its stock compensation plan models in anticipation of adopting SFAS 123R, Share-Based Payment, in 2005. During that reassessment the Company identified certain corrections to the stock option valuation model assumptions. The footnote disclosure above has been restated to correct these factors. The primary causes of this restatement relate to the assumptions regarding the treatment of forfeitures and the period over which the compensation cost should be recorded. As no stock-based compensation expense had yet been recorded by the Company, there is no change to the underlying financial statements other than this footnote. See Note 24 for a comparison to the previously reported numbers.
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
     In December 2004, the FASB issued SFAS No. 123(Revised), “Share-Based Payment.” This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires companies to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees and to record compensation cost for all stock awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. In addition, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. SFAS 123(R) will be effective in the Company’s third quarter ending September 30, 2005. Management has not yet determined the impact that SFAS 123(R) will have on its financial position and results of operations, but expects that the stock incentive plans disclosure above provides a reasonable measure of the expected annual impact.

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
Notes to Consolidated Financial Statements
Years Ended December 31, 2004, 2003 and 2002
(In Thousands, Except Per Share Amounts)
3. PROPERTY, PLANT AND EQUIPMENT
     Future minimum payments under these operating leases for the next five years and thereafter are as follows:

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
     In 2003, the Company accelerated the amortization of its other intangible assets. The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset as of December 31, 2004 based on the Company’s reassessment of previously recognized intangible assets and their remaining amortization lives in accordance with the adoption of SFAS No. 142:

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
     Long-term obligations consist of the following at December 31, 2004 and 2003:

	2004	2003
2003 senior credit facility	$198,000	$200,000
9 3/8% senior subordinated notes due 2009	147,500	150,000
9 7/8% senior unsecured notes due 2011	177,650	182,000
Original issue discount - 9 7/8% senior subordinated notes due 2011	(5,321)	(5,856)
Capital leases and other long-term obligations	8,060	8,860

	525,889	535,004
Less current portion	2,298	2,267

Long-term obligations, net of current portion	$523,591	$532,737

     The aggregate maturities of long-term obligations for each of the five years and thereafter subsequent to December 31, 2004 are as follows:

2005	$2,298
2006	2,309
2007	2,295
2008	2,126
2009	149,282
Thereafter	367,579

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
Capital leases and other long-term obligations
     The Company has entered into various capital leases and other debt agreements totaling $8,060 and $8,860 with a weighted average interest rate of 9.75% and 9.71% at December 31, 2004 and 2003, respectively. Future minimum interest payments on capital leases at December 31, 2004 are $4,100.

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

Contract termination charges:
Contract termination cash settlement	$3,448
Loss on disposal of assets	5,648
Accounts receivable and working capital write-downs	3,575

Total contract termination charges	$12,671

Asset impairment charges	$42,187

Total contract termination and asset impairment charges	$54,858

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

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2004, 2003 and 2002
(In Thousands, Except Per Share Amounts)
12. INCOME TAXES (Continued)
     The effect of significant items comprising the Company’s net deferred tax liability at 34% were as follows:

	2004	2003	2002
Deferred tax liabilities — long-term:
Property, plant and equipment	$—	$—	$(20,786)
Other	(105)	(100)	(88)

Total long-term deferred tax liabilities	(105)	(100)	(20,874)

Deferred tax assets:
Current:
Accrued compensation	2,537	4,030	4,249
Accrued bad debts	8,404	8,383	2,827
Interest rate swap mark to market	—	—	5,661
Minimum pension liability adjustment	1,812	1,817	1,893
Contingent liabilities	1,660	—	—
Other	478	368	987

Total current deferred tax assets	14,891	14,598	15,617

Long-term:
Net operating loss carryforwards from operations	51,456	33,047	57,136
Alternative minimum tax carryforward	876	1,095	—
Intangibles	39,937	46,667	46,734
Debt issuance cost	—	—	1,213
Property, plant and equipment	1,669	1,244	—
Other	437	81	—

Total long-term deferred tax assets	94,375	82,134	105,083

Total deferred tax assets	109,266	96,732	120,700

Valuation allowance (	109,161)	(96,632)	(99,826)

Net deferred tax asset	$—	$—	$—

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

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2004, 2003 and 2002
(In Thousands, Except Per Share Amounts)
14. STOCK INCENTIVE PLANS (Continued)
     The outstanding options at December 31, 2004 have the following characteristics:

	Outstanding Options			Exercisable Options
		Weighted	Weighted		Weighted
		Average	Average		Average
	Number of	Remaining	Exercise	Number	Exercise
Range of Exercise Prices	Shares	Life (Years)	Price	Exercisable	Price
$4.35 - $7.00	1,888	8.09	$5.77	538	$5.77
$8.00	60	7.15	8.00	53	8.00
$12.63 - $14.20	236	5.14	14.09	2.36	14.09
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

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2004, 2003 and 2002
(In Thousands, Except Per Share Amounts)
15. RETIREMENT PLANS
     Pension benefits for substantially all of the Company’s employees are provided through the Alaska Electrical Pension Plan (“AEPP”). The Company pays a contractual hourly amount based on employee classification or base compensation. As a multi-employer defined contribution plan, the accumulated benefits and plan assets are not determined for or allocated separately to the individual employer. The Company’s contribution to the plan for 2004, 2003 and 2002 was $12,342, $12,654, and $13,390, respectively.
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
     Based on risk and return history for capital markets along with asset allocation risk and return projections, the following asset allocation guidelines were developed for the plan:

	Minimum	Maximum
Large US equity	30%	70%
Small US equity	5%	15%
Non-US equity	5%	15%
Fixed income	20%	60%
Cash equivalents	0%	10%
     The benefits expected to be paid in the each of the next five years, and in the aggregate for the five fiscal years thereafter, are as follows:

2005 2006 2007 2008 2009 2010-2014	$570 608 666 735 791 4,502
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
     Based on risk and return history for capital markets along with asset allocation risk and return projections, the following asset allocation guidelines were developed for the plan:

Asset Category	Target
Equity securities Fixed income Other/cash	30% 60% 10%
     The benefits expected to paid in the each of the next five years, and in the aggregate for the five fiscal years thereafter are as follows:

2005	$6
2006	10
2007	10
2008	10
2009	17
2010 — 2014	86

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
     The following table illustrates selected financial data for each segment as of and for the year ended December 31, 2004:

	Local
	Telephone	Wireless	Internet	Interexchange	All Other	Eliminations	Total
Operating revenues	$211,169	$56,743	$20,280	$17,067	$23,097	$(25,649)	$302,707
Depreciation and amortization	52,368	7,480	3,925	430	14,184	—	78,387
Operating income (loss)	13,298	4,257	(10,304)	(3,402)	6,269	—	10,118
Interest expense	(311)	(13)	—	(187)	(46,234)	—	(46,745)
Interest income	—	—	—	—	1,857	—	1,857
Income tax benefit (provision)	(5,254)	(1,854)	—	—	7,327	—	219
Income (loss) from continuing operations	7,733	2,390	(10,304)	(3,589)	(30,981)	—	(34,751)
Total assets	481,363	112,836	2,856	22,639	16,345	—	636,039
Capital expenditures	26,426	13,935	4,654	5	6,402		51,422
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

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2004, 2003 and 2002
(In Thousands, Except Per Share Amounts)
     20. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)
Condensed Consolidated Balance Sheet
December 31, 2004

	Combined	ACS Holdings		ACS Holdings
Assets	Subsidiaries	Parent Only	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$99	$50,561	$—	$50,660
Restricted cash	—	4,690	—	4,690
Short term investments	—	35,200	—	35,200
Accounts receivable-trade, net	15,397	24,857	(841)	39,413
Accounts receivable-affiliates	12,490	(13,578)	—	(1,088)
Materials and supplies	6,623	—	—	6,623
Prepayments and other current assets	1,493	2,231	—	3,724

Total current assets	36,102	103,961	(841)	139,222
Investments	10	360,418	(360,418)	10

Property, plant and equipment	957,589	104,178	—	1,061,767
Less: accumulated depreciation and amortization	590,471	58,984	—	649,455

Property, plant and equipment, net	367,118	45,194	—	412,312
Goodwill	—	—	38,403	38,403
Intangible assets, net	21,871	—	—	21,871
Debt issuance costs, net	—	15,482	—	15,482
Deferred charges and other assets	1,772	6,967	—	8,739

Total assets	$426,873	$532,022	$(322,856)	$636,039

Liabilities and Stockholder’s Equity (Deficit)
Current liabilities:
Current portion of long-term obligations	$548	$1,750	$—	$2,298
Accounts payable-affiliates	2,964	1,009	—	3,973
Accounts payable, accrued and other current liabilities	14,705	40,784	(841)	54,648
Advance billings and customer deposits	8,942	6	—	8,948

Total current liabilities	27,159	43,549	(841)	69,867
Long-term obligations, net of current portion	4,114	519,477	—	523,591
Deferred income taxes	1,345	(1,345)	—	—
Other deferred credits and long-term liabilities	72,240	5,676	—	77,916
Commitments and contingencies	—	—	—	—
Stockholder’s equity:
Common stock	2	—	(2)	—
Treasury stock	—	—	—	—
Paid in capital in excess of par value	491,240	245,585	(491,240)	245,585
Retained earnings (accumulated deficit)	(169,227)	(276,389)	169,227	(276,389)
Accumulated other comprehensive loss	—	(4,531)	—	(4,531)

Total stockholders’ equity (deficit)	322,015	(35,335)	(322,015)	(35,335)

Total liabilities and stockholder’s equity (deficit)	$426,873	$532,022	$(322,856)	$636,039

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2004, 2003 and 2002
(In Thousands, Except Per Share Amounts)
20. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)
Condensed Consolidated Balance
Sheet December 31, 2003

	Combined	ACS Holdings		ACS Holdings
Assets	Subsidiaries	Parent Only	Eliminations	Consolidated

Current assets:
Cash and cash equivalents	$139	$54,437	$—	$54,576
Restricted cash	—	3,635	—	3,635
Short term investments	—	43,222	—	43,222
Accounts receivable-trade, net	13,803	27,915	—	41,718
Accounts receivable-affiliates	33,777	(33,629)	—	148
Materials and supplies	10,027	72	—	10,099
Prepayments and other current assets	2,877	2,973	—	5,850

Total current assets	60,623	98,625	—	159,248

Investments	—	399,384	(399,384)	—
Property, plant and equipment	931,840	110,064	—	1,041,904
Less: accumulated depreciation and amortization	553,816	49,944	—	603,760

Property, plant and equipment, net	378,024	60,120	—	438,144

Goodwill	—	—	38,403	38,403
Intangible assets, net	22,055	—	—	22,055
Debt issuance costs, net	—	18,587	—	18,587
Deferred charges and other assets	2,501	6,249	—	8,750

Total assets	$463,203	$582,965	$(360,981)	$685,187

Liabilities and Stockholder’s Equity (Deficit)
Current liabilities:
Current portion of long-term obligations	$500	$1,767	$—	$2,267
Accounts payable-affiliates	2,867	950	—	3,817
Accounts payable, accrued and other current liabilities	15,038	31,953	—	46,991
Income taxes payable	—	1,095	—	1,095
Advance billings and customer deposits	8,766	—	—	8,766

Total current liabilities	27,171	35,765	—	62,936

Long-term obligations, net of current portion	4,661	528,076	—	532,737
Deferred income taxes	5,220	(5,220)	—	—
Other deferred credits and long-term liabilities	65,170	5,895	—	71,065
Commitments and contingencies	—	—	—	—

Stockholder’s equity:
Common stock	25	—	(25)	—
Shares subject to mandatory redemption	—	—	—	—
Treasury stock	—	—	—	—
Paid in capital in excess of par value	501,374	264,630	(501,374)	264,630
Retained earnings (accumulated deficit)	(140,418)	(241,638)	140,418	(241,638)
Accumulated other comprehensive loss	—	(4,543)	—	(4,543)

Total stockholders’ equity (deficit)	360,981	18,449	(360,981)	18,449

Total liabilities and stockholder’s equity (deficit)	$463,203	$582,965	$(360,981)	$685,187

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

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2004, 2003 and 2002
(In Thousands, Except Per Share Amounts)
20. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)
Condensed Consolidated Statement of Cash Flows
Year Ended December 31, 2004

	Combined	ACS Holdings		ACS Holdings
	Subsidiaries	Parent Only	Eliminations	Consolidated
Net cash provided by operating activities	$89,264	$16,669	$(36,700)	$69,233

Cash Flows from Investing Activities:
Construction and capital expenditures	(52,105)	683	—	(51,422)
Purchase of short term investments	—	(154,650)	—	(154,650)
Proceeds from sales of short term investments	—	162,672	—	162,672
Placement of funds in escrow	—	(1,055)	—	(1,055)

Net cash used by investing activities	(52,105)	7,650	—	(44,455)

Cash Flows from Financing Activities:
Payments on long-term debt	(499)	(9,150)	—	(9,649)
Dividends	(36,700)	(19,045)	36,700	(19,045)

Net cash used by financing activities	(37,199)	(28,195)	36,700	(28,694)

Decrease in cash and cash equivalents	(40)	(3,876)	—	(3,916)
Cash and cash equivalents, beginning of the period	139	54,437	—	54,576

Cash and cash equivalents, end of the period	$99	$50,561	$—	$50,660

Supplemental Cash Flow Data:
Interest paid, net of capitalized interest	$520	$42,506	$—	$43,026
Income taxes paid	—	876	—	876

Supplemental Noncash Transactions:
Minimum pension liability adjustment	$—	$(12)	$—	$(12)

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2004, 2003 and 2002
(In Thousands, Except Per Share Amounts)
20. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)
Condensed Consolidated Statement of Cash Flows
Year Ended December 31, 2003

	Combined	ACS Holdings		ACS Holdings
	Subsidiaries	Parent Only	Eliminations	Consolidated
Net cash provided (used) by operating activities	$47,296	$167,055	$(158,973)	$55,378

Cash Flows from Investing Activities:
Construction and capital expenditures	(40,199)	(8,367)	—	(48,566)
Purchase of short term investments	—	(100,053)	—	(100,053)
Proceeds from sales of short term investments	—	57,831	—	57,831
Net proceeds from sale of business	155,269	—	—	155,269
Release of funds from escrow	—	3,539	—	3,539
Placement of funds in escrow	—	(3,725)	—	(3,725)

Net cash provided (used) by investing activities	115,070	(50,775)	—	64,295

Cash Flows from Financing Activities:
Payments on long-term debt	(3,181)	(430,921)	—	(434,102)
Proceeds from issuance of long-term debt	—	375,970	—	375,970
Debt issuance costs	—	(14,000)	—	(14,000)
Dividends	(158,973)	(10,530)	158,973	(10,530)

Net cash used by financing activities	(162,154)	(79,481)	158,973	(82,662)

Increase in cash and cash equivalents	212	36,799	—	37,011
Cash and cash equivalents, beginning of the period	(73)	17,638	—	17,565

Cash and cash equivalents, end of the period	$139	$54,437	$—	$54,576

Supplemental Cash Flow Data:
Interest paid, net of capitalized interest	$685	$48,436	$—	$49,121
Income taxes paid, net of refund	—	—	—	—

Supplemental Noncash Transactions:
Property acquired under a mortgage	$2,340	$—	$—	$2,340
Minimum pension liability adjustment	—	(191)	—	(191)
Interest rate swap marked to market	—	14,152	—	14,152

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2004, 2003 and 2002
(In Thousands, Except Per Share Amounts)
20. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)
Condensed Consolidated Statement of Cash Flows
Year Ended December 31, 2002

	Combined	ACS Holdings		ACS Holdings
	Subsidiaries	Parent Only	Eliminations	Consolidated
Net cash provided (used) by operating activities	$59,261	$7,695	$—	$66,956

Cash Flows from Investing Activities:
Construction and capital expenditures	(57,838)	(10,596)	—	(68,434)
Purchase of short term investments	—	(32,400)	—	(32,400)
Proceeds from sales of short term investments	—	42,100	—	42,100
Release of funds from escrow	—	3,706	—	3,706
Issuance of note receivable	—	(15,000)	—	(15,000)

Net cash used by investing activities	(57,838)	(12,190)	—	(70,028)

Cash Flows from Financing Activities:
Payments on long-term debt	(2,735)	(4,593)	—	(7,328)
Dividends	—	(2,347)	—	(2,347)

Net cash provided (used) by financing activities	(2,735)	(6,940)	—	(9,675)

Decrease in cash and cash equivalents	(1,312)	(11,435)	—	(12,747)
Cash and cash equivalents, beginning of the period	1,239	29,073	—	30,312

Cash and cash equivalents, end of the period	$(73)	$17,638	$—	$17,565

Supplemental Cash Flow Data:
Interest paid, net of capitalized interest	$86	$44,587	$—	$44,673
Income taxes paid	—	—	—	—

Supplemental Noncash Transactions:
Property acquired under capital leases and mortgages	$4,187	$—	$—	$4,187
Minimum pension liability adjustment	—	(2,342)	—	(2,342)
Interest rate swap marked to market	—	(2,715)	—	(2,715)

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

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2004, 2003 and 2002
(In Thousands, Except Per Share Amounts)
24. RESTATEMENT OF FINANCIAL STATEMENTS
Short term investments
     The Company invests in auction-rate securities and other short-term investments as part of its cash management strategy. These investments had been historically classified as cash and cash equivalents because of the short duration of their interest reset periods. Subsequent to the issuance of its financial statements for the year ended December 31, 2004, the Company determined, based upon supplemental accounting interpretation regarding the financial statement classification of auction-rate securities and in consultation with the audit committee, that these investments and other short-term investments should not be classified as cash equivalents due to their underlying long-term stated maturities. As a result, the accompanying financial statements have been restated to change the classification of auction-rate securities and other short-term investments to a separate line item within current assets and to reflect purchases and sales of auction-rate securities and other short-term investments as investing cash flows in the statements of cash flows.
     Following is a summary of the effects of the change in classification described above:
     Consolidated Balance Sheet Information:

	As of December 31, 2004			As of December 31, 2003
	As Previously			As Previously
	Reported	Adjustment	As Restated	Reported	Adjustment	As Restated

Cash and cash equivalents	$85,860	$(35,200)	$50,660	$97,798	$(43,222)	$54,576
Short term Investments	$—	$35,200	$35,200	$—	$43,222	$43,222
Consolidated Statement of Cash Flows Information:

	Year ended		Year ended
	December 31, 2004		December 31, 2003
	As Previously		As Previously
	Reported	As Restated	Reported	As Restated

Purchases of short term investments	$—	$(154,650)	$—	$(100,053)
Proceeds from sales of short term investments	$—	$162,672	$—	$57,831
Cash flows from investing activities	$(52,477)	$(44,455)	$106,517	$64,295
Net increase (decrease) in cash and cash equivalents	$(11,938)	$(3,916)	$79,233	$37,011
Cash and cash equivalents, beginning of the year	$97,798	$54,576	$18,565	$17,565
Cash and cash equivalents, end of the year	$85,860	$50,660	$97,798	$54,576

	Year ended
	December 31, 2002
	As Previously
	Reported	As Restated

Purchases of short term investments	$—	$(32,400)
Proceeds from sales of short term investments	$—	$42,100
Cash flows from investing activities	$(79,728)	$(70,028)
Net increase (decrease) in cash and cash equivalents	$(22,447)	$(12,747)
Cash and cash equivalents, beginning of the year	$41,012	$30,312
Cash and cash equivalents, end of the year	$18,565	$17,565

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2004, 2003 and 2002
(In Thousands, Except Per Share Amounts)
24. RESTATEMENT OF FINANCIAL STATEMENTS (Continued)
Stock Incentive Plans
     Subsequent to the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, the Company reassessed its stock compensation plan models in anticipation of adopting SFAS 123R Share-Based Payment, in 2005. The primary causes of this restatement relate to the treatment of forfeitures and the period over which the compensation cost should be recorded. During the reassessment the Company also identified certain corrections to the stock option valuation model assumptions. The footnote disclosure below has been restated to correct these factors. As no stock-based compensation expense had yet been recorded by the Company, there is no change to the underlying financial statements other than Note 1.

	As Reported			As Restated
	2004	2003	2002	2004	2003	2002
Net loss:
As reported	$(34,751)	$(3,982)	$(182,656)	$(34,751)	$(3,982)	$(182,656)
Pro forma	(35,838)	(4,139)	(184,111)	(36,689)	(3,970)	(184,369)

	As Reported			As Restated
	2004	2003	2002	2004	2003	2002
Risk free rate	4.13%	3.39%	2.88%	3.69%	3.39%	2.88%
Dividend yield	0.0%	0.0%	0.0%	3.09%	0.00%	0.00%
Expected volatility factor	40.8%	55.5%	60.8%	40.8%	55.5%	60.8%
Expected option life (years)	6.1	6.8	6.1	6.4	6.5	6.1

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Schedule II — Valuation and Qualifying Accounts
(In Thousands)

	Balance at	Charged to	Charged to		Balance at
	Beginning	costs and	other		End
Description	of Period	expenses	accounts (1)	Deductions (2)	of Period
2004 Allowance for doubtful accounts	$4,865	$2,922	$948	$(3,866)	$4,869

2003 Allowance for doubtful accounts	$6,075	$839	$2,582	$(4,631)	$4,865

2002 Allowance for doubtful accounts	$4,944	$4,884	$214	$(3,967)	$6,075

(1)	Represents the reserve for accounts receivable collected on the behalf of others.

(2)	Represents credit losses.