Form 10-Q/A
period 2005-03-31
ALASKA COMMUNICATIONS SYSTEMS HOLDINGS INC
filed 2005-11-03
CIK 1089510

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)
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
Yes ☐      No ☐
APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares outstanding of the registrant’s Common Stock, as of October 31, 2005, was zero (0).

EXPLANATORY NOTE:
This amendment to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 is being filed solely to reflect a change in the balance sheet classification of auction-rate securities, from cash and cash equivalents to a separate line item within current assets of $31,350 and $35,200 at March 31, 2005 and December 31, 2004, respectively, and to reflect purchases and sales of these securities as investing cash flows in the statements of cash flows and to add disclosure of short-term investments.
Except for the aforementioned changes, this Form 10-Q/A does not modify or update other disclosures in the Form 10-Q, including the nature and character of such disclosure to reflect events occurring after the filing date of the Form 10-Q.

		Page
		Number
PART I.	Financial Information

Item 1.	Financial Statements:

	Consolidated Balance Sheets (unaudited) As of March 31, 2005 and December 31, 2004	4

	Consolidated Statements of Operations (unaudited) For the Three Months Ended March 31, 2005 and 2004	5

	Consolidated Statements of Cash Flows (unaudited) For the Three Months Ended March 31, 2005 and 2004	6

	Notes to Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 6.	Exhibits	30

Signatures		31
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Consolidated Balance Sheets
(Unaudited, In Thousands Except Per Share Amounts)

	March 31,	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$32,116	$50,660
Restricted cash	4,690	4,690
Short term investments	31,350	35,200
Accounts receivable — trade, net of allowance of $4,895 and $4,869	36,349	38,325
Materials and supplies	7,056	6,623
Prepayments and other current assets	4,419	3,724

Total current assets	115,980	139,222

Property, plant and equipment	1,068,740	1,061,767
Less: accumulated depreciation and amortization	668,596	649,455

Property, plant and equipment, net	400,144	412,312

Goodwill	38,403	38,403
Intangible assets	21,826	21,871
Debt issuance costs	14,294	15,482
Deferred charges and other assets	9,337	8,749

Total assets	$599,984	$636,039

Liabilities and Stockholder’s Equity (Deficit)
Current liabilities:
Current portion of long-term obligations	$393	$2,298
Accounts payable-affiliate	2,686	3,973
Accounts payable, accrued and other current liabilities	48,819	54,648
Advance billings and customer deposits	8,893	8,948

Total current liabilities	60,791	69,867

Long-term obligations, net of current portion	457,321	523,591
Other deferred credits and long-term liabilities	74,784	77,916
Commitments and contingencies

Stockholder’s equity (deficit):
Common stock, $.01 par value; 1,000 shares authorized 2 shares issued and outstanding	—	—
Contributed capital	313,751	245,585
Accumulated deficit	(304,589)	(276,389)
Accumulated other comprehensive loss	(2,074)	(4,531)

Total stockholder’s equity (deficit)	7,088	(35,335)

Total liabilities and stockholder’s equity	$599,984	$636,039

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

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Consolidated Statements of Cash Flows
(Unaudited, In Thousands)

	Three Months Ended
	March 31,
	2005	2004
Cash Flows from Operating Activities:
Net loss	$(28,200)	$(8,120)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Depreciation and amortization	20,413	19,106
Loss (gain) on disposal of assets, net	(68)	227
Amortization of debt issuance costs, original issue discount	13,807	845
Other deferred credits	(4,082)	(2,285)
Changes in components of working capital:
Accounts receivable and other current assets	1,689	4,664
Accounts payable and other current liabilities	(10,472)	(8,915)
Deferred charges and other assets	1,869	206
Other	(156)	—

Net cash (used) provided by operating activities	(5,200)	5,728

Cash Flows from Investing Activities:
Construction and capital expenditures	(7,182)	(10,356)
Purchase of short term investments	(50,950)	(37,950)
Proceeds from sales of short term investments	54,800	38,522

Net cash used by investing activities	(3,332)	(9,784)

Cash Flows from Financing Activities:
Payments on long-term debt	(405,157)	(828)
Proceeds from issuance of long-term debt	335,000	—
Debt issuance costs	(10,637)	—
Contribution from Parent	76,461	—
Dividend	(5,679)	(63)

Net cash used by financing activities	(10,012)	(891)
Decrease in cash and cash equivalents	(18,544)	(4,947)
Cash and cash equivalents at beginning of the period	50,660	54,509

Cash and cash equivalents at the end of the period	$32,116	$49,562

Supplemental Cash Flow Data:
Interest paid	$10,142	$11,870
Income taxes paid, net of refund	—	1,120

Supplemental Noncash Transactions:
Interest rate swap	$2,457	$—
Dividend declared, but not pa id	(8,140)	—
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
Short-term Investments
     Short-term investments include investments in auction rate securities. Prior to June 30, 2005, the Company had previously categorized its short-term investments in auction rate securities as a component of “Cash and cash equivalents” in the Company’s consolidated balance sheets, but has determined that categorization as “Short-term investments” is more appropriate. Accordingly, the short-term investments in auction rate securities have been reclassified for all periods presented.
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
     The following table illustrates selected financial data for each segment as of and for the three months ended March 31, 2005:

	Local
	Telephone	Wireless	Internet	Interexchange	All Other	Eliminations	Total
Operating revenues	$51,566	$17,066	$5,125	$4,430	$5,636	$(6,415)	$77,408
Depreciation and amortization	13,218	2,598	820	91	3,686	—	20,413
Operating income (loss)	3,312	4,094	(1,500)	(125)	1,540	—	7,321
Interest expense	(71)	—	—	(46)	(9,649)	—	(9,766)
Loss on extinguishment of debt	—	—	—	—	(26,204)	—	(26,204)
Interest income	—	—	—	—	494	—	494
Income tax provision (benefit)	1,145	1,686	—	—	(2,831)	—	—
Net income (loss)	2,096	2,408	(1,500)	(171)	(28,197)	(2,836)	(28,200)
Total assets	453,179	115,645	(1,606)	19,723	13,043	—	599,984
Capital expenditures	4,127	299	708	—	2,048	—	7,182
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

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)
6. BUSINESS SEGMENTS (Continued)
     The following table illustrates selected financial data for each segment as of and for the three months ended March 31, 2004:

	Local
	Telephone	Wireless	Internet	Interexchange	All Other	Eliminations	Total
Operating revenues	$55,822	$11,613	$4,613	$3,858	$5,799	$(6,250)	$75,455
Depreciation and amortization	12,849	1,645	1,002	157	3,453	—	19,106
Operating income (loss)	6,313	1,143	(4,162)	(1,378)	1,182	—	3,098
Interest expense	(81)	(12)	—	(47)	(11,263)	—	(11,403)
Interest income	—	—	—	—	242	—	242
Income tax provision (benefit)	2,499	466	—	—	(2,965)	—	—
Net income (loss)	3,733	665	(4,162)	(1,425)	(8,118)	1,187	(8,120)
Total assets	517,813	102,939	7,655	23,264	14,617	—	666,288
Capital expenditures	5,235	3,609	453	38	1,021	—	10,356
     Operating revenue disclosed above includes intersegment operating revenue of $6,324 for local telephone, $434 for wireless, $522 for interexchange and $5,789 for all other. In accordance with SFAS No. 71, intercompany revenue between local telephone and all other segments is not eliminated above.
7. RELATED PARTY TRANSACTIONS
     Fox Paine & Company, LLC (“Fox Paine”), ACS Group’s largest stockholder, was entitled to receive an annual management fee in the amount of 1% of the Company’s net income before interest expense, interest income, income taxes, depreciation and amortization, and equity in earnings (loss) of investments, calculated without regard to the fee pursuant to an agreement dated May 14, 1999. The management fee expense for the three months ended March 31, 2005 was $38, related to a final contract true up, and $220 for the three months ended March 31, 2004. The management fee payable at March 31, 2005 and 2004 was $0 and $1,206, respectively. The annual management fee obligation to Fox Paine was terminated, effective for periods beginning after December 31, 2004, as partial consideration for a $2,700 transaction fee paid to Fox Paine in February 2005, in connection with assistance rendered in structuring a refinancing transaction and an ACS Group stock offering, which were completed during the first quarter of 2005. The transaction fee agreement was approved by the Company’s board of directors.
     Two of the Company’s directors, Messrs. Saul A. Fox and W. Dexter Paine, III are co-founders of Fox Paine and currently serve as Fox Paine’s Chief Executive Officer and President. A third director, Mr. Wray T. Thorn, is a former director of Fox Paine.
     During 2003, the Company spun off its Directory Business to ACS Media LLC and subsequently sold 99.9% of its interest in ACS Media LLC to the public through a Canadian income fund. As part of that transaction, the Company entered into several long-term contracts with ACS Media LLC, including a 50-year publishing agreement, a 50-year license agreement, a 45-year non-compete agreement, and a 10-year billing and collection agreement. At March 31, 2005, the Company had recorded in accounts payable – affiliates, $2,686 due to ACS Media LLC under these contracts, primarily under the billing and collection agreement. The Company has a right to minority representation of one manager of the permitted nine managers of ACS Media LLC so long as its contracts with ACS Media LLC are in effect. Currently, Leonard A. Steinberg, an officer of the Company, is a manager of ACS Media LLC.
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
Condensed Consolidating Balance Sheet
March 31, 2005

	Combined	ACS Holdings		ACS Holdings
	Subsidiaries	Parent Only	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$82	$32,034	$—	$32,116
Restricted cash	—	4,690	—	4,690
Short term investments	—	31,350	—	31,350
Accounts receivable-trade, net	14,479	23,959	—	38,438
Accounts receivable-affiliates	26,828	(28,917)	—	(2,089)
Materials and supplies	7,056	—	—	7,056
Prepayments and other current assets	1,916	2,503	—	4,419

Total current assets	50,361	65,619	—	115,980

Investments	10	363,255	(363,255)	10

Property, plant and equipment	962,514	106,226	—	1,068,740
Less: accumulated depreciation and amortization	605,926	62,670	—	668,596

Property, plant and equipment, net	356,588	43,556	—	400,144

Goodwill	—	—	38,403	38,403
Intangible assets	21,826	—	—	21,826
Debt issuance costs	—	14,294	—	14,294
Deferred charges and other assets	1,584	7,743	—	9,327

Total assets	$430,369	$494,467	$(324,852)	$599,984

Liabilities and Stockholder’s Equity
Current liabilities:
Current portion of long-term obligations	$571	$(178)	$—	$393
Accounts payable-affiliates	2,618	68	—	2,686
Accounts payable, accrued and other current liabilities	15,182	28,596	5,041	48,819
Advance billings and customer deposits	8,887	6	—	8,893

Total current liabilities	27,258	28,492	5,041	60,791

Long-term obligations, net of current portion	3,861	453,460	—	457,321
Deferred income taxes	310	(310)	—	—
Other deferred credits and long-term liabilities	74,089	5,737	(5,042)	74,784
Commitments and contingencies

Stockholder’s equity:
Common stock	2	—	(2)	—
Treasury stock	—	—	—	—
Paid in capital in excess of par value	491,240	313,751	(491,240)	313,751
Retained earnings (accumulated deficit)	(166,391)	(304,589)	166,391	(304,589)
Accumulated other comprehensive loss	—	(2,074)	—	(2,074)

Total stockholder’s equity	324,851	7,088	(324,851)	7,088

Total liabilities and stockholder’s equity	$430,369	$494,467	$(324,852)	$599,984

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

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)
8. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)
Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2005

	Combined	ACS Holdings		ACS Holdings
	Subsidiaries	Parent Only	Eliminations	Consolidated
Net cash provided (used) by operating activities	$5,347	$(10,547)	$—	(5,200)

Cash Flows from Investing Activities:
Construction and capital expenditures	(5,134)	(2,048)	—	(7,182)
Purchase of short term investments	—	(50,950)	—	(50,950)
Proceeds from sales of short term investments	—	54,800	—	54,800

Net cash used by investing activities	(5,134)	1,802	—	(3,332)

Cash Flows from Financing Activities:
Payments on long-term debt	(230)	(404,927)	—	(405,157)
Proceeds from issuance of long-term debt	—	335,000	—	335,000
Debt issuance costs	—	(10,637)	—	(10,637)
Contribution from Parent	—	76,461	—	76,461
Dividends	—	(5,679)	—	(5,679)

Net cash provided (used) by financing activities	(230)	(9,782)	—	(10,012)

Decrease in cash and cash equivalents	(17)	(18,527)	—	(18,544)
Cash and cash equivalents, beginning of the period	99	50,561	—	50,660

Cash and cash equivalents, end of the period	$82	$32,034	$—	$32,116

Supplemental Cash Flow Data:
Interest paid	$152	$9,990	$—	$10,142

Supplemental Noncash Transactions:
Interest rate swap	$—	$2,457	$—	$2,457
Dividend declared, but not paid	—	(8,140)	—	(8,140)

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)
8. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)
Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2004

	Combined	ACS Holdings		ACS Holdings
	Subsidiaries	Parent Only	Eliminations	Consolidated
Net cash provided (used) by operating activities	$9,605	$(3,877)	$—	$5,728

Cash Flows from Investing Activities:
Construction and capital expenditures	(9,335)	(1,021)	—	(10,356)
Purchase of short term investments	—	(37,950)	—	(37,950)
Proceeds from sales of short term investments	—	38,522	—	38,522

Net cash used by investing activities	(9,335)	(449)	—	(9,784)

Cash Flows from Financing Activities:
Payments on long-term debt	(257)	(571)	—	(828)
Dividends	—	(63)	—	(63)

Net cash used by financing activities	(257)	(634)	—	(891)

Increase (decrease) in cash and cash equivalents	13	(4,960)	—	(4,947)
Cash and cash equivalents, beginning of the period	139	54,370	—	54,509

Cash and cash equivalents, end of the period	$152	$49,410	$—	$49,562

Supplemental Cash Flow Data:
Interest paid	$180	$11,690	$—	$11,870
Income taxes paid, net of refund	1,120	—	—	1,120

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
     Interexchange — We provide switched and dedicated long distance services to over 48,000 customers in Alaska. The traffic from these customers is carried over our owned or leased facilities.
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
LIQUIDITY AND CAPITAL RESOURCES
     Sources
     We have satisfied our cash requirements in the first quarter of 2005 for operations, capital expenditures and debt service primarily through internally generated funds, the sale of stock and debt financing. For the three months ended March 31, 2005, our net cash flows used by operating activities were $5.2 million. At March 31, 2005, we had approximately $55.2 million in net working capital, including approximately $32.1 million represented by cash and cash equivalents, $31.4 million in short-term investments and $4.7 million by restricted cash. As of March 31, 2005, we had $45.0 million of remaining capacity under our revolving credit facility, representing 100% of available capacity.
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
     Uses
     Our networks require the timely maintenance of plant and infrastructure. Our historical capital expenditures have been significant. The construction and geographic expansion of our wireless network has required significant capital. The implementation of our interexchange network and data services strategy is also capital intensive. Capital expenditures for the three months ended March 31, 2005 were $7.2 million, of which $0.6 million was expended on CDMA 1xRTT build out and $1.4 million was used to upgrade our IT infrastructure including customer service applications. We intend to fund future capital expenditures with cash on hand, through internally generated cash flows, and if necessary, through borrowings under our revolving credit facility. At March 31, 2005, we had allocated $49.5 million of our current unrestricted cash and short-term investment balance of $63.5 million to fund the completion over the next two years of our CDMA 1xRTT and EV-DO build out and to secure fiber capacity within Alaska and to the lower 48 states in the United States under the terms of our agreement with Crest.
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

ITEM 6.     EXHIBITS
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